Form 10-Q
period 2016-07-01
Fortive Corp
filed 2016-08-02
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: July 1, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-37654
 ________________________________________________
Fortive Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	47-5654583
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6920 Seaway Blvd Everett, WA	98203
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (425) 446-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 27, 2016 was 345,577,078.

FORTIVE CORPORATION
INDEX
FORM 10-Q

FORTIVE CORPORATION
COMBINED CONDENSED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	July 1, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$487.2	$—
Trade accounts receivable, net	948.2	979.3
Inventories:
Finished goods	204.6	184.1
Work in process	83.4	77.1
Raw materials	269.5	261.7
Total inventories	557.5	522.9
Prepaid expenses and other current assets	169.1	91.9
Total current assets	2,162.0	1,594.1
Property, plant and equipment, net of accumulated depreciation of $1,005.2 and $976.8, respectively	534.0	514.8
Other assets	402.1	393.7
Goodwill	3,962.4	3,949.0
Other intangible assets, net	726.6	759.0
Total assets	$7,787.1	$7,210.6
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$644.2	$657.1
Accrued expenses and other liabilities	706.0	666.4
Total current liabilities	1,350.2	1,323.5
Other long-term liabilities	689.7	704.6
Long-term debt	3,374.8	—
Parent’s equity:
Preferred stock - $0.01 par value, as of July 1, 2016 and December 31, 2015, 15 million shares and 100 shares authorized, respectively; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, as of July 1, 2016 and December 31, 2015, 2.0 billion shares and 100 shares authorized, respectively; and 345.2 million shares and 100 shares issued and outstanding, respectively	$3.5	$—
Net Parent investment	2,366.6	5,193.9
Accumulated other comprehensive income (loss)	(0.8)	(14.4)
Total Parent’s equity	2,369.3	5,179.5
Noncontrolling interests	3.1	3.0
Total equity	2,372.4	5,182.5
Total liabilities and equity	$7,787.1	$7,210.6
See the accompanying Notes to the Combined Condensed Financial Statements.

FORTIVE CORPORATION
COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$1,555.1	$1,564.9	$3,029.8	$3,078.4
Cost of sales	(787.0)	(800.1)	(1,566.5)	(1,582.9)
Gross profit	768.1	764.8	1,463.3	1,495.5
Operating costs:
Selling, general and administrative expenses	(349.3)	(333.2)	(687.8)	(674.7)
Research and development expenses	(96.7)	(95.9)	(190.4)	(191.0)
Operating profit	322.1	335.7	585.1	629.8
Non-operating expense
Interest expense	(2.7)	—	(2.7)	—
Earnings before income taxes	319.4	335.7	582.4	629.8
Income taxes	(80.5)	(108.3)	(161.5)	(198.7)
Net earnings	$238.9	$227.4	$420.9	$431.1
Net earnings per share:
Basic and diluted	$0.69	$0.66	$1.22	$1.25
Average common stock and common equivalent shares outstanding:
Basic and diluted	345.2	345.2	345.2	345.2
See the accompanying Notes to the Combined Condensed Financial Statements.

FORTIVE CORPORATION
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net earnings	$238.9	$227.4	$420.9	$431.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(10.6)	10.8	11.5	(89.9)
Pension adjustments	1.1	5.7	2.1	12.0
Total other comprehensive income (loss), net of income taxes	(9.5)	16.5	13.6	(77.9)
Comprehensive income	$229.4	$243.9	$434.5	$353.2
See the accompanying Notes to the Combined Condensed Financial Statements.

FORTIVE CORPORATION
COMBINED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent’s Equity	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2015	—	$—	$5,193.9	$(14.4)	$5,179.5	$3.0
Net earnings for the period	—	—	420.9	—	420.9	—
Recapitalization	345.2	3.5	(3.5)	—	—	—
Cash dividend paid to Parent	—	—	(3,000.0)	—	(3,000.0)	—
Net transfers to Parent	—	—	(300.9)	—	(300.9)	—
Noncash adjustment to Net Parent investment	—	—	33.8	—	33.8	—
Other comprehensive income	—	—	—	13.6	13.6	—
Parent common stock-based award activity	—	—	22.4	—	22.4	—
Change in noncontrolling interests	—	—	—	—	—	0.1
Balance, July 1, 2016	345.2	$3.5	$2,366.6	$(0.8)	$2,369.3	$3.1
See the accompanying Notes to the Combined Condensed Financial Statements.

FORTIVE CORPORATION
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net earnings	$420.9	$431.1
Noncash items:
Depreciation	44.1	44.0
Amortization	44.7	44.6
Stock-based compensation expense	22.4	15.8
Change in trade accounts receivable, net	29.9	(13.2)
Change in inventories	(36.3)	(41.9)
Change in trade accounts payable	(12.0)	13.4
Change in prepaid expenses and other assets	(5.3)	(38.5)
Change in accrued expenses and other liabilities	(20.6)	(70.5)
Net cash provided by operating activities	487.8	384.8
Cash flows from investing activities:
Cash paid for acquisitions	(12.8)	—
Payments for additions to property, plant and equipment	(61.4)	(52.4)
All other investing activities	4.4	2.7
Net cash used in investing activities	(69.8)	(49.7)
Cash flows from financing activities:
Net proceeds from borrowings	3,370.1	—
Payment of cash dividend to Parent	(3,000.0)	—
Net transfers to Parent	(300.9)	(335.1)
Net cash provided by (used in) financing activities	69.2	(335.1)
Net change in cash and equivalents	487.2	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$487.2	$—
See the accompanying Notes to the Combined Condensed Financial Statements.

FORTIVE CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION
On June 1, 2016, the Board of Directors of Danaher Corporation (“Danaher” or “Parent”) approved the separation of Danaher’s industrial growth businesses through the pro rata distribution of 100 percent of the outstanding common stock of Fortive Corporation (“Fortive” or the “Company”) to Danaher's stockholders (the “Separation”). On July 1, 2016, the net assets of the Fortive businesses were contributed to Fortive, a wholly-owned subsidiary of the Parent. In addition, in connection with the Separation, the Company paid a cash dividend to Danaher in the amount of $3.0 billion. The Fortive businesses comprise certain operating units that, prior to the Separation, were included in Danaher’s Test & Measurement segment, Industrial Technologies segment (other than its Product Identification platform) and Retail/Commercial Petroleum platform (collectively the “Fortive Businesses”). In addition, on July 1, 2016, the 100 shares of Fortive common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock held by Danaher. All per share amounts in the Combined Condensed Statements of Earnings have been retroactively adjusted to give effect to this recapitalization.
Fortive’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2016. In connection with the Separation, on July 1, 2016, Danaher and Fortive entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, an intellectual property matters agreement, and a Danaher Business System license agreement. In accordance with the tax matters agreement, Danaher is retaining certain net tax liabilities that are subject to joint and several liability between Danaher and the Company with respect to the taxable periods (or portions thereof) ending on or prior to July 1, 2016.
Fortive completed its separation from Danaher on July 2, 2016, the first day of its fiscal third quarter. The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016 of 100 percent of the outstanding shares of Fortive held by Danaher. Each Danaher stockholder of record as of the close of business on June 15, 2016 received one share of Fortive common stock for every two shares of Danaher common stock held on the record date. Because July 2, 2016 was a Saturday, not a business day, the shares were credited to “street name” stockholders through the Depository Trust Corporation on the first trading day thereafter, July 5, 2016. Fortive’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “FTV” on July 5, 2016.
The accompanying Combined Condensed Financial Statements present the historical financial position, results of operations, changes in Danaher's equity and cash flows of Fortive and the Fortive Businesses in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined financial statements.
Net Parent investment, which includes retained earnings, represents Parent’s interest in the recorded net assets of the Company. All significant transactions between the Company and Parent have been included in the accompanying Combined Condensed Financial Statements. Cash transactions with Parent are reflected in the accompanying Combined Condensed Statements of Changes in Equity as “Net transfers to Parent” and "Cash dividend paid to Parent" and in the accompanying Combined Condensed Balance Sheets within “Net Parent investment.”
Fortive is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies businesses that are recognized leaders in attractive markets. The Company’s well-known brands hold leading positions in field instrumentation, transportation, sensing, product realization, automation and specialty, and franchise distribution. The Company's businesses design, develop, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
The Company’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries across North America, Asia Pacific, Europe and Latin America.
The Company operates in two business segments: Professional Instrumentation and Industrial Technologies. The Professional Instrumentation segment consists of the Company’s Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions business consists of field solutions products and product realization services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, and online condition-based monitoring equipment for critical infrastructure in electrical utility and industrial applications. Product realization services and products help developers and engineers convert concepts into finished products and also include highly-engineered energetic materials components used in specialized vertical applications. The Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.

The Industrial Technologies segment consists of the Company’s Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. The Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management. The Automation & Specialty Components business consists of automation and engine retarder products. The Franchise Distribution business manufactures and distributes professional tools and a full line of wheel service equipment.
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company. The accompanying Combined Condensed Financial Statements have been derived from Danaher’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with Fortive and the Fortive Businesses are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations, including the method for such allocation, are discussed further in Note 11.
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the three and six months ended July 1, 2016, only cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financing transactions described below, have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.
The cash balance presented on the Combined Condensed Balance Sheet as of July 1, 2016 of $487 million represents amounts clearly associated with Fortive related to the contribution of the Fortive businesses to the Company on July 1, 2016, as described above. The Agreements provide for a final adjustment of this balance subsequent to completion of the Separation.
In June 2016, the Company completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility (the “Term Facility”). The Company borrowed the entire $500 million of loans under the Term Facility;

•
Entered into a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility,” and together with the Term Facility, the “Credit Agreement”);

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series (collectively, the “Notes”); and

•	Established a commercial paper program supported by the Revolving Credit Facility. As of July 1, 2016, commercial paper of $393 million was issued and outstanding.
These financing activities yielded net proceeds of approximately $3.4 billion, of which $3.0 billion was paid to Danaher in June 2016 as a cash dividend as consideration for the contribution of assets to Fortive by Danaher in connection with the Separation. Refer to Note 4 to the Combined Condensed Financial Statements for additional information related to the Company’s financing activities.
Basis of Presentation—All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Combined Condensed Financial Statements.
The Combined Condensed Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Combined Condensed Financial Statements included herein should be read in conjunction with the audited annual combined financial statements as of and for the year ended December 31, 2015 and the Notes thereto included within the Company’s Information Statement furnished as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 15, 2016 (the “Information Statement”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2016 and December 31, 2015,

and its results of operations for the three and six months ended July 1, 2016 and July 3, 2015 and its cash flows for each of the six months then ended.

Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments	Total
For the Three Months Ended July 1, 2016:
Balance, April 1, 2016	$73.3	$(64.6)	$8.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(10.6)	—	(10.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.5	1.5
Income tax impact	—	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.1	1.1
Net current period other comprehensive income (loss)	(10.6)	1.1	(9.5)
Balance, July 1, 2016	$62.7	$(63.5)	$(0.8)

For the Three Months Ended July 3, 2015:
Balance, April 3, 2015	$82.2	$(77.1)	$5.1
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	10.8	6.5	17.3
Income tax impact	—	(2.1)	(2.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	10.8	4.4	15.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.7	1.7
Income tax impact	—	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.3	1.3
Net current period other comprehensive income (loss)	10.8	5.7	16.5
Balance, July 3, 2015	$93.0	$(71.4)	$21.6

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments	Total
For the Six Months Ended July 1, 2016:
Balance, December 31, 2015	$51.2	$(65.6)	$(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	11.5	—	11.5
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	2.8	2.8
Income tax impact	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.1	2.1
Net current period other comprehensive income (loss)	11.5	2.1	13.6
Balance, July 1, 2016	$62.7	$(63.5)	$(0.8)

For the Six Months Ended July 3, 2015:
Balance, December 31, 2014	$182.9	$(83.4)	$99.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(89.9)	14.1	(75.8)
Income tax impact	—	(4.7)	(4.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(89.9)	9.4	(80.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	3.4	3.4
Income tax impact	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.6	2.6
Net current period other comprehensive income (loss)	(89.9)	12.0	(77.9)
Balance, July 3, 2015	$93.0	$(71.4)	$21.6
New Accounting Standards - In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. For the Company, this standard is effective beginning January 1, 2017, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The accounting applied by a lessor is largely unchanged from that applied under the current standard.  The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients.  For the Company, this standard is effective beginning January 1, 2019, with early adoption permitted.  Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition.  The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018.  In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes.  The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted the standard and has applied the guidance to all 2016 debt issuances.

NOTE 2. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2015	$3,949.0
Attributable to 2016 acquisitions	9.0
Foreign currency translation & other	4.4
Balance, July 1, 2016	$3,962.4
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	July 1, 2016	December 31, 2015
Professional Instrumentation	$2,405.6	$2,400.6
Industrial Technologies	1,556.8	1,548.4
Total goodwill	$3,962.4	$3,949.0
The Company has not identified any “triggering” events which indicate a potential impairment of goodwill in 2016.

NOTE 3. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 1, 2016
Deferred compensation liabilities	—	$32.3	—	$32.3
December 31, 2015
Deferred compensation liabilities	—	$53.7	—	$53.7
Certain management employees of the Company participate in Parent’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations of Parent and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Combined Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Parent’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by Parent are entirely based on changes in the value of Parent’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
In accordance with the provisions of the Agreements, it was determined that Danaher would retain responsibility for approximately $21.7 million of deferred compensation liabilities related to employees or former employees of Fortive Businesses whose employment terminated prior to July 1, 2016. As a result, this amount is not included in the deferred compensation liability balance recorded at July 1, 2016. The liability assumed by Danaher has been reflected as a non-cash adjustment to Net Parent investment in the accompanying Combined Condensed Statement of Changes in Equity.
Following the Separation, accounts held by Fortive employees in Danaher deferred compensation programs referencing valuation of Danaher common stock were converted into accounts in Fortive deferred compensation programs referencing valuation of Fortive common stock, with such conversion based on a “concentration method,” and with such account adjusted to maintain the economic value before and after the Separation date using the relative fair market value of the Danaher and Fortive common stock.
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	July 1, 2016
	Carrying Amount	Fair Value
Long-term borrowings	$3,374.8	$3,464.0
As of July 1, 2016, the long-term borrowings were categorized as Level 1. Long-term borrowings were incurred in June 2016 and as of December 31, 2015, the Company did not have any long-term borrowings.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 4. FINANCING
The carrying value of the components of the Company’s debt as of July 1, 2016 were as follows ($ in millions):

July 1, 2016
Commercial paper	$392.9
Variable interest rate Term Facility	500.0
1.80% senior unsecured notes due 2019	297.9
2.35% senior unsecured notes due 2021	744.3
3.15% senior unsecured notes due 2026	889.7
4.30% senior unsecured notes due 2046	546.7
Other	3.3
Long-term debt	$3,374.8
Proceeds from borrowings under the commercial paper program are typically available for general corporate purposes, including acquisitions. Proceeds from the Company’s initial issuances of commercial paper were used to pay fees and expenses related to the financing activities described below.
The Company received net proceeds, after underwriting discounts and arrangement fees from the issuance of the Notes and Term Facility, of approximately $3.0 billion and used these funds to make a $3.0 billion cash dividend payment to Danaher in connection with the Separation.
Credit Facilities
On June 16, 2016, the Company entered into the Credit Agreement with a syndicate of banks that provides for:

•	a $500 million Term Facility that expires on June 16, 2019. The Company borrowed the entire $500 million of loans under this facility, and

•	a $1.5 billion Revolving Credit Facility that expires on June 16, 2021.
The Revolving Credit Facility is subject to a one-year extension option at the request of the Company and with the consent of the lenders. The Credit Agreement also contains an option permitting the Company to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $500 million. The obligations under the Credit Agreement were initially guaranteed on an unsecured, unsubordinated basis by Danaher and the guarantee terminated upon the completion of the Separation on July 2, 2016.
Borrowings under the Credit Agreement (other than bid loans under the Revolving Credit Facility) bear interest at a rate equal (at the Company’s option) to either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. The Company is obligated to pay an annual facility fee for the Revolving Credit Facility of between 9.0 and 25.0 basis points varying according to the Company's long-term debt credit rating.
The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) of less than 3.50 to 1.00 and a consolidated interest coverage ratio of Consolidated EBITDA to interest expense of greater than 3.50 to 1.00 as of the end of any fiscal quarter, beginning with the fiscal quarter ending September 30, 2016. The Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of July 1, 2016, the Company was in compliance with all covenants under the Credit Agreement that were in effect and the Company had no borrowings outstanding under the Revolving Credit Facility.
On June 21, 2016, the Company borrowed a variable interest rate term loan of $500 million under the Term Facility bearing interest at an initial rate of 1.7694% per annum. The term loan is pre-payable at the option of the Company. Re-borrowing is not permitted once the term loan is repaid.

Commercial Paper Program
The Company generally satisfies any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under its commercial paper program. Under this program, the Company may issue and sell unsecured, short-term promissory notes with maturities not exceeding 397 days. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of issuance and prevailing market rates measured by reference to LIBOR.
As of July 1, 2016, $393 million of commercial paper was outstanding under this program. As of July 1, 2016, borrowings outstanding under the Company’s commercial paper program had a weighted average annual interest rate of 0.9% and a weighted average remaining maturity of approximately 50 days.
Credit support for the commercial paper program is provided by the Revolving Credit Facility. The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper program. The Company expects to limit any borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company's credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowing under the Company’s commercial paper program and the Credit Agreement, and could limit or preclude the Company's ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Credit Agreement to provide short-term funding. In such event, the cost of borrowings under the Credit Agreement could be higher than the historic cost of commercial paper borrowings.
The Company classified its borrowings outstanding under the commercial paper program as of July 1, 2016 as long-term debt in the accompanying Combined Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Long-Term Indebtedness
On June 20, 2016, the Company completed the private placement of each of the following series of the Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act:

•
$300 million aggregate principal amount of senior notes due June 15, 2019 (the “2019 Notes”). The 2019 Notes were issued at 99.893% of their principal amount and bear interest at the rate of 1.80% per year.

•
$750 million aggregate principal amount of senior notes due June 15, 2021 (the “2021 Notes”). The 2021 Notes were issued at 99.977% of their principal amount and bear interest at the rate of 2.35% per year.

•
$900 million aggregate principal amount of senior notes due June 15, 2026 (the “2026 Notes”). The 2026 Notes were issued at 99.644% of their principal amount and bear interest at the rate of 3.15% per year.

•
$350 million aggregate principal amount of senior notes due June 15, 2046 (the “Initial 2046 Notes”). The Initial 2046 Notes were issued at 99.783% of their principal amount and bear interest at the rate of 4.30% per year.

•
$200 million aggregate principal amount of senior notes due June 15, 2046 (the “Additional 2046 Notes” and, together with the Initial 2046 Notes, the “2046 Notes”). The Additional 2046 Notes were issued at 101.564% of their principal amount and bear interest at the rate of 4.30% per year.

Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. Each series of Notes was initially guaranteed on an unsecured, unsubordinated basis by Danaher and the guarantee terminated upon the completion of the Separation on July 2, 2016.
In connection with the issuance of the Notes, the Company entered into a registration rights agreement, pursuant to which the Company is obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of such series. Alternatively, if the exchange offers are not available or cannot be completed, the Company would be required to use commercially reasonable efforts to file, and cause to be declared effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If the Company does not comply with these obligations, it will be required to pay additional interest on the Notes.
Debt discounts, premiums and issuance costs totaled $21.4 million as of July 1, 2016 and have been netted against the aggregate principal amounts of the related debt in the carrying value of the components of debt table above. The Company did not make any interest payments on the Notes during the three months and six months ended July 1, 2016.
Covenants and Redemption Provisions Applicable to Notes
The Company may redeem the Notes of the applicable series, in whole or in part, at any time prior to the following dates (the “Call Dates”) by paying the principal amount and the “make-whole” premium specified in the applicable indenture, plus accrued and unpaid interest:

1.80% senior unsecured notes due 2019	June 15, 2019
2.35% senior unsecured notes due 2021	May 15, 2021
3.15% senior unsecured notes due 2026	March 15, 2026
4.30% senior unsecured notes due 2046	December 15, 2045
On or after the Call Dates, the Company may redeem all or any part of the Notes of the applicable series by paying the principal amount, plus accrued and unpaid interest.
If a change of control triggering event occurs, the Company will, in certain circumstances, be required to make an offer to repurchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the applicable indenture. Except in connection with a change of control triggering event, the Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the Notes.
The Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of July 1, 2016, the Company was in compliance with all the covenants under the Notes.
Other
The minimum principal payments due under the Company's outstanding debt during the next five years are $800 million in 2019 and $750 million in 2021. The remaining approximately $1.8 billion is due thereafter.

NOTE 5. PENSION PLANS
The following sets forth the components of the Company’s net periodic pension cost of its non-U.S. noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$0.9	$1.2	$1.7	$2.4
Interest cost	1.9	2.1	3.8	4.2
Expected return on plan assets	(2.1)	(2.1)	(4.1)	(4.3)
Amortization of net loss	1.5	1.7	2.8	3.4
Net periodic pension cost	$2.2	$2.9	$4.2	$5.7
Net periodic pension costs are included in cost of sales and selling, general and administrative expenses in the accompanying Combined Condensed Statements of Earnings.
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its non-U.S. pension plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s non-U.S. pension benefit obligations and it is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For fiscal year 2016, the change in estimate is expected to reduce non-U.S. pension net periodic benefit plan cost by approximately $1 million when compared to the prior methodology.
Employer Contributions
During 2016, the Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $11 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 6. INCOME TAXES
The Company’s effective tax rate for the three and six months ended July 1, 2016 was 25.2% and 27.7% respectively, as compared to 32.3% and 31.5% for the three and six months ended July 3, 2015, respectively.
The Company’s effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the U.S. that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. In addition, the effective tax rate for the three and six months ended July 1, 2016 includes recognition of tax benefits associated with the final outcome of worldwide uncertain tax positions.

NOTE 7. STOCK BASED COMPENSATION
For a full description of the Company’s stock-based compensation programs, reference is made to Note 15 of the Company’s audited annual combined financial statements as of and for the year ended December 31, 2015 included within the Company’s Information Statement.
The Company had no stock-based compensation plans as of July 1, 2016; however certain employees of the Company participated in Parent's stock-based compensation plans, which provide for the grants of stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) among other types of awards. The expense associated with the Company's employees who participated in the plans is allocated to the Company in the accompanying Combined Condensed Statements of Earnings.
In connection with the Separation, the Company adopted the 2016 Equity Incentive Plan (the “Equity Plan”) and outstanding equity awards of Danaher held by Fortive employees were converted into or replaced with awards of Fortive common stock under the Equity Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Danaher and Fortive common stock.  Other than replacement equity awards of Fortive issued in replacement of Danaher's performance-based RSUs and PSUs, the terms of the converted or replacement equity awards of Fortive (e.g., vesting date and expiration date) continued unchanged.  Any performance-based RSU and PSU of Danaher held by Fortive employees with outstanding performance goals of Danaher were replaced in connection with the Separation with performance-based RSUs of Fortive with comparable value, and performance goals based on Fortive performance post the Separation.
In 2015, Parent introduced into its executive equity compensation program PSUs that vest based on the Parent’s total stockholder return ranking relative to the S&P 500 Index over a three-year performance period. As a result, effective in 2015 one-half of the annual equity awards granted to the Parent’s executive officers are granted as stock options, one-quarter are granted as RSUs and one-quarter are granted as PSUs. The PSUs were issued under the Parent’s 2007 Stock Incentive Plan.
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model (“Black-Scholes”) to value options granted during the six months ended July 1, 2016:

Risk-free interest rate	1.3% to 1.6%
Weighted average volatility	24.6%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
RSUs/PSUs:
Pretax compensation expense	$7.2	$4.4	$14.2	$10.2
Income tax benefit	(2.4)	(1.6)	(4.8)	(3.4)
RSU/PSU expense, net of income taxes	4.8	2.8	9.4	6.8
Stock options:
Pretax compensation expense	3.7	2.5	8.2	5.6
Income tax benefit	(1.3)	(1.0)	(2.8)	(2.0)
Stock option expense, net of income taxes	2.4	1.5	5.4	3.6
Total stock-based compensation:
Pretax compensation expense	10.9	6.9	22.4	15.8
Income tax benefit	(3.7)	(2.6)	(7.6)	(5.4)
Total stock-based compensation expense, net of income taxes	$7.2	$4.3	$14.8	$10.4
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Combined Condensed Statements of Earnings. As of July 1, 2016, $54 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of July 1, 2016, $48 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under Parent’s stock plans (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	5.8	$56.00
Granted	1.4	87.99
Exercised	(1.3)	39.85
Canceled/forfeited	(0.6)	71.56
Outstanding as of July 1, 2016	5.3	$66.65	7	$188.4
Vested and expected to vest as of July 1, 2016 (a)	5.1	$65.89	7	$184.3
Vested as of July 1, 2016	2.1	$46.75	4	$114.5
(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Parent’s closing stock price on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2016. The amount of aggregate intrinsic value will change based on the price of Parent’s common stock and subsequent to the Separation, based on the price of the Company's common stock.
The aggregate intrinsic value of options exercised during the six months ended July 1, 2016 and July 3, 2015 was $71 million and $32 million, respectively. Exercise of options during the first six months of 2016 and 2015 resulted in cash receipts of $53 million and $23 million, respectively. The Company realized a tax benefit of $18 million and $25 million in the three and six months ended July 1, 2016, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to Net Parent investment and is reflected as a financing cash inflow in the accompanying Combined Condensed Statements of Cash Flows.

The following summarizes information on unvested RSU and PSU activity (in millions; except price per share):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	1.1	$72.24
Granted	0.4	86.31
Vested	(0.1)	63.33
Forfeited	(0.2)	74.55
Unvested as of July 1, 2016	1.2	$77.01
The Company realized a tax benefit of $1 million and $5 million in the three and six months ended July 1, 2016, respectively, related to the vesting of RSUs. Any excess tax benefit attributable to RSUs has been recorded as an increase to Net Parent investment and reflected as a financing cash inflow in the accompanying Combined Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Parent, a number of shares of the Parent sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2016, approximately 55 thousand shares of the Parent with an aggregate value of $5 million were withheld to satisfy the requirement. The withholding is treated as a reduction in Net Parent investment in the accompanying Combined Condensed Statement of Changes in Equity.

NOTE 8. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 14 of the Company’s annual audited combined financial statements as of and for the year ended December 31, 2015 included within the Company’s Information Statement.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from ninety days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2015	$61.0
Accruals for warranties issued during the period	28.8
Settlements made	(30.5)
Effect of foreign currency translation	0.4
Balance, July 1, 2016	$59.7

NOTE 9. CAPITAL STOCK AND EARNINGS PER SHARE
Capital Stock
Under Fortive’s amended and restated certificate of incorporation, as of July 1, 2016, Fortive’s authorized capital stock consists of 2 billion common shares with par value $0.01 per share and 15 million preferred shares with par value $0.01 per share. On July 1, 2016, the 100 shares of Fortive common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock held by Danaher. On July 2, 2016, Danaher distributed 100 percent of Fortive’s outstanding common stock to its stockholders. No preferred shares were issued or outstanding on July 1, 2016.
Each share of Fortive common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Fortive’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Fortive through certain types of takeover practices.
Earnings per share
Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.
On July 2, 2016, Parent distributed 100 percent of Fortive’s outstanding common stock to its stockholders. The total number of shares outstanding on July 1, 2016 was 345.2 million, which is being utilized for the calculation of both basic and diluted earnings per share for the three and six months ended July 1, 2016, as no Fortive common stock equivalents were outstanding prior to July 2, 2016. In addition, because the Company was incorporated on November 10, 2015, there were no shares of the Company outstanding as of July 3, 2015. The total number of shares outstanding at July 1, 2016, or 345.2 million, is being utilized for calculation of both basic and diluted earnings per share for the three and six months ended July 3, 2015.

NOTE 10. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments consisting of the Professional Instrumentation and Industrial Technologies segments. As of July 1, 2016, there has been no material change in total assets or liabilities by segment since December 31, 2015. Segment results are shown below ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales:
Professional Instrumentation	$724.2	$761.3	$1,421.6	$1,507.7
Industrial Technologies	830.9	803.6	1,608.2	1,570.7
Total	$1,555.1	$1,564.9	$3,029.8	$3,078.4
Operating Profit:
Professional Instrumentation	$162.4	$188.1	$308.4	$356.6
Industrial Technologies	173.4	158.0	304.1	294.5
Other	(13.7)	(10.4)	(27.4)	(21.3)
Total	$322.1	$335.7	$585.1	$629.8

NOTE 11. RELATED-PARTY TRANSACTIONS
The Company has historically operated as part of Parent and not as a stand-alone company. Accordingly, certain shared costs have been allocated to the Company and are reflected as expenses in these financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by the Company.

Corporate Expenses
Certain corporate overhead and shared expenses incurred by Parent and its subsidiaries have been allocated to the Company and are reflected in the Combined Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Parent information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Parent benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs are allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total.
Insurance Programs Administered by Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs Parent administers on behalf of the Company, including workers compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These amounts are allocated using various methodologies, as described below.
Included within the insurance cost allocation are allocations related to programs for which Parent is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Company based on its incurred claims. Parent has premium based policies which cover amounts in excess of the self-insured retentions. The Company is allocated a portion of the total insurance cost incurred by Parent based on its pro-rata portion of Parent’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected on the accompanying Combined Condensed Balance Sheets.
Medical Insurance Programs Administered by Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs Parent administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Deferred Compensation Program Administered by Parent
Certain management employees of the Company participate in Parent’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations of Parent and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Combined Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Parent’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by Parent are entirely based on changes in the value of Parent’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
The amounts of related party expenses allocated to the Company from Parent and its subsidiaries for the three and six months ended July 1, 2016 and July 3, 2015, were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Allocated Corporate Expenses	$20.5	$15.5	$41.0	$31.8
Directly Related Charges:
Insurance programs expenses	1.8	1.8	3.7	3.5
Medical insurance programs expenses	35.7	31.8	69.8	63.6
Deferred compensation program expenses	1.1	0.9	2.5	2.1
Total related-party expenses	$59.1	$50.0	$117.0	$101.0
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Parent and Parent affiliates. The amount of related party revenue was approximately $10 million and $19 million for each of the three and six months ended July 1, 2016 and $9 million and $18 million for each of the three and six months ended July 3, 2015.

Cash Adjustment
The cash balance presented on the Combined Condensed Balance Sheet as of July 1, 2016 of $487 million represents amounts clearly associated with Fortive related to the contribution of the Fortive businesses to the Company on July 1, 2016. The Agreements provide for a final cash adjustment subsequent to completion of the Separation. As of July 1, 2016, $72.3 million of cash transferred to the Company, representing the Company’s estimate of cash payable to Parent under the Agreements, and considered restricted by the Company at July 1, 2016, is reported in prepaid expenses and other current assets with a corresponding liability to Parent recorded in accrued expenses and other liabilities on the Combined Condensed Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive” or the “Company”) is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies businesses that are recognized leaders in attractive markets. The Company’s well-known brands hold leading positions in field instrumentation, transportation, sensing, product realization, automation and specialty, and franchise distribution. The Company's businesses design, develop, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. The Company’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries.
Fortive completed its separation from Danaher Corporation (“Danaher” or the “Parent”) on July 2, 2016, the first day of its fiscal third quarter (the “Separation”). Before that date, Fortive was a wholly owned subsidiary of Danaher. The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016 of 100 percent of the outstanding shares of Fortive held by Danaher. Fortive was incorporated in the state of Delaware on November 10, 2015 in order to facilitate the Separation.
In connection with the Separation, on July 1, 2016, Danaher and Fortive entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, an intellectual property matters agreement, and a Danaher Business System license agreement.
The Fortive businesses comprise certain operating units that, prior to the Separation, were included in Danaher’s Test & Measurement segment, Industrial Technologies segment (other than its Product Identification platform) and Retail/Commercial Petroleum platform (collectively the “Fortive Businesses”). These businesses were transferred by Danaher to Fortive prior to the separation date and were owned by Fortive as of July 1, 2016.
The Company’s businesses consist of two segments: Professional Instrumentation and Industrial Technologies.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of Company management. You should read the following discussion in conjunction with the MD&A and combined financial statements included in the Company’s Information Statement furnished as Exhibit 99.1 to the Company’s Form 8-K filed with the U.S. Securities Exchange Commission (“SEC”) on June 15, 2016 (the “Information Statement”). The Company’s MD&A is divided into six sections:

•	Information Relating to Forward-Looking Statements

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the SEC, in press releases, webcasts, conference calls, materials delivered to our stockholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of sales, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sells into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.

•	Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

•
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•	Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial statements.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

•
Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

•	We have debt obligations that could adversely affect our businesses and our ability to meet our obligations and pay dividend.

•	We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.

•
If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

•
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.

•	Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation and financial statements.

•
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.

•	Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.

•
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.

•	Our restructuring actions could have long-term adverse effects on our business.

•	Changes in governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

•
Our historical and pro forma financial information for periods prior to our separation from Danaher is not necessarily representative of the results that we would have achieved as a separate company and may not be a reliable indicator of our future results.

•	Following our separation from Danaher, we may not enjoy the same benefits that we did as a part of Danaher, including purchasing power, access to capital markets, and integrated strategies.
See the “Risk Factors” section of the Company’s Information Statement for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION
The accompanying Combined Condensed Financial Statements present the historical financial position, results of operations, changes in Danaher's equity and cash flows of Fortive and the Fortive Businesses in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined financial statements.
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company. The accompanying Combined Condensed Financial Statements have been derived from Danaher’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with Fortive and the Fortive Businesses are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations, including the method for such allocation, are discussed further in Note 11 to the Combined Condensed Financial Statements for the three and six months ended July 1, 2016.
Until the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher for the three and six months ended July 1, 2016, only cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financing transactions described in the “Liquidity and Capital Resources” section, have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.

OVERVIEW
General
The Company is a multinational business with global operations. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the range of its products and services, typically help limit the impact of any one industry or the economy of any single country on the combined operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including technological development in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force and consolidation of the Company’s competitors. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia with the exception of Japan and Australia. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business across geographies and market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products, services and software, expand and improve the effectiveness of the Company’s sales force and continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. The Company is making significant investments, organically and through acquisitions, to address technological change in its served markets and to globalize and improve its manufacturing, research and development and customer-facing resources in order to be responsive to the Company’s customers throughout the world.
In this report, references to sales from existing businesses refers to sales from operations calculated according to GAAP but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations. The portion of sales attributable to currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales from acquired businesses) and (b) the period-to-period change in sales (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and excludes the effect of acquisitions and divestiture related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between the Company and its peers. Management believes the exclusion of the effect of currency translation and acquisitions and divestiture related items may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
Business Performance and Outlook

	% Change Three Months Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Months Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	(0.5)%	(1.0)%
Acquisitions	0.5%	0.5%
Currency exchange rates	(0.5)%	(1.0)%
Total	(0.5)%	(1.5)%
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services declined during the three months ended July 1, 2016 as compared to the comparable period of 2015 resulting in aggregate year-over-year decline in sales from existing businesses of 0.5%. The results from the Company’s continued investments in sales growth initiatives as well as sales growth in the Transportation Technologies business driven by implementation deadlines relating to the enhanced credit card security requirements based on the Europay, Mastercard and Visa (“EMV”) global standards and other new product introductions, were more than offset by the impact of broad-based market conditions and other business-specific factors discussed below resulting in the year-over-year decline in sales from existing businesses. Sales from existing businesses declined at a low-single digit rate in developed markets and grew at a low-single digit rate in high-growth markets during the three months ended July 1, 2016 as compared to the comparable 2015 period. During the same period, on a year-over-year basis, sales from existing businesses grew at a high-single digit rate in Asia and increased slightly in Europe, this growth was more than offset by a low-single digit rate decline in demand in North America. The Company expects overall sales from existing businesses to grow on a year-over-year basis during the remainder of 2016 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.

RESULTS OF OPERATIONS
Combined sales for the three months ended July 1, 2016 decreased 0.5% compared to the three months ended July 3, 2015. Sales from existing businesses decreased 0.5%, while sales from acquired businesses contributed 0.5% to sales growth on a year-over-year basis. Currency translation decreased reported sales by 0.5% on a year-over-year basis.
Combined sales for the six months ended July 1, 2016 decreased 1.5% compared to the six months ended July 3, 2015. Sales from existing businesses decreased 1.0%, while sales from acquired businesses contributed 0.5% to sales growth on a year-over-year basis. Currency translation decreased reported sales by 1.0% on a year-over-year basis.
Operating profit margins were 20.7% for the three months ended July 1, 2016 as compared to 21.5% in the comparable period of 2015. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower 2016 sales volumes, the continued effect of a strong U.S. dollar, continued investment associated with various new product development initiatives, sales and marketing growth investments and increased general and administrative costs in preparation for being a stand-alone company, partially offset by improved year-over-year pricing, incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015 - 70 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points

Operating profit margins were 19.3% for the six months ended July 1, 2016 as compared to 20.5% in the comparable period of 2015. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower 2016 sales volumes, the continued effect of a strong U.S. dollar, continued investment associated with various new product development initiatives, sales and marketing growth investments and increased general and administrative costs in preparation for being a stand-alone company, partially offset by improved year-over-year pricing, incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015 - 110 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Professional Instrumentation	$724.2	$761.3	$1,421.6	$1,507.7
Industrial Technologies	830.9	803.6	1,608.2	1,570.7
Total	$1,555.1	$1,564.9	$3,029.8	$3,078.4

PROFESSIONAL INSTRUMENTATION
The Company’s Professional Instrumentation segment consists of the Company’s Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions business consists of field solutions products and product realization services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, and online condition-based monitoring equipment for critical infrastructure in electrical utility and industrial applications. Product realization services and products help developers and engineers convert concepts into finished products and also include highly-engineered energetic materials components used in specialized vertical applications. The Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
Professional Instrumentation Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$724.2	$761.3	$1,421.6	$1,507.7
Operating profit	162.4	188.1	308.4	356.6
Depreciation	8.8	8.8	17.9	17.4
Amortization	16.9	17.3	33.9	34.4
Operating profit as a % of sales	22.4%	24.7%	21.7%	23.7%
Depreciation as a % of sales	1.2%	1.2%	1.3%	1.2%
Amortization as a % of sales	2.3%	2.3%	2.4%	2.3%
Components of Sales Growth

	% Change Three Months Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Months Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	(5.0)%	(5.0)%
Acquisitions	0.5%	0.5%
Currency exchange rates	(0.5)%	(1.0)%
Total	(5.0)%	(5.5)%

Year-over-year price increases in the segment contributed 0.5% and 1.0% to sales growth during the three and six months ended July 1, 2016, respectively, as compared to the comparable periods of 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses declined at a mid-single digit rate during both the three and six months ended July 1, 2016 as compared to the comparable periods of 2015. The business experienced sequential improvement in demand during the three months ended July 1, 2016 as compared to the three months ended April 1, 2016. Field solutions sales declined at a low-single digit rate during the three months ended July 1, 2016 and at a mid-single digit rate during the six months ended July 1, 2016 as compared to the comparable periods of 2015.  Decreases in year-over-year demand during the three and six months ended July 1, 2016 for calibration and industrial test equipment in North America end markets were partially offset by increased year-over-year demand for online condition-based monitoring equipment, and industrial test equipment in Europe and China end markets.  In addition, during the three months ended July 1, 2016, sales for network tools and biomedical test equipment increased on a year-over-year basis in Europe and China end markets. Year-over-year sales of product realization services and products declined at a mid-single digit rate during the three months ended July 1, 2016 and at a high single digit rate during the six months ended July 1, 2016 as compared to the comparable periods of 2015 due to declines in most major geographies and major product lines from an overall market slowdown. These declines were partially offset by year-over-year growth in the optical and semiconductor end markets in China, increased year-over-year demand for video network monitoring products and continued year-over-year demand for design, engineering and manufacturing services. Geographically, sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses increased year-over-year in China and Western Europe which were more than offset by sales declines in the United States and Latin America during both the three and six month periods ended July 1, 2016.
Sales from existing businesses in the segment’s Sensing Technologies business declined at a high-single digit rate during both the three and six month periods ended July 1, 2016 as compared to the comparable periods of 2015 due to lower overall demand led by weakness in North America and to a lesser extent in Western Europe and Asia, partially offset by sales growth in the food and beverage, medical equipment and aerospace end markets. The businesses experienced sequential improvement in demand during the three months ended July 1, 2016 as compared to the three months ended April 1, 2016.
Operating profit margins decreased 230 basis points during the three months ended July 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2016 sales volumes, the continued effect of a strong U.S. dollar, continued investment associated with various new product development initiatives and sales and marketing growth investments, net of improved year-over-year pricing, incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015 - 215 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 15 basis points.
Operating profit margins decreased 200 basis points during the six months ended July 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2016 sales volumes, the continued effect of a strong U.S. dollar, continued investment associated with various new product development initiatives and sales and marketing growth investments, net of improved year-over-year pricing, incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015 - 190 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points.

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment consists of the Company’s Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. The Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management. The Automation & Specialty Components business consists of automation and engine retarder products. The Franchise Distribution business manufactures and distributes professional tools and a full-line of wheel service equipment.

Industrial Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$830.9	$803.6	$1,608.2	$1,570.7
Operating profit	173.4	158.0	304.1	294.5
Depreciation	13.8	13.8	26.2	26.6
Amortization	5.4	5.0	10.8	10.2
Operating profit as a % of sales	20.9%	19.7%	18.9%	18.7%
Depreciation as a % of sales	1.7%	1.7%	1.6%	1.7%
Amortization as a % of sales	0.6%	0.6%	0.7%	0.6%
Components of Sales Growth

	% Change Three Months Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Months Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	3.5%	3.0%
Acquisitions	0.5%	0.5%
Currency exchange rates	(0.5)%	(1.0)%
Total	3.5%	2.5%
Year-over-year price increases in the segment contributed 1.0% to sales growth during both the three and six months ended July 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a high-single digit rate during both the three and six months ended July 1, 2016, as compared to the comparable periods of 2015, due primarily to a strong increase in demand for dispenser systems, point-of-sale systems and environmental compliance products primarily in North America and, to a lesser extent, in Asia, offset somewhat by decreased demand in Western Europe and Latin America. In addition, the businesses experienced weaker year-over-year demand for compressed natural gas products in the three and six months ended July 1, 2016. Customers in the United States continue to upgrade dispenser and point-of-sale systems to comply with deadlines for enhanced credit card security requirements based on the EMV global standard and the Company expects this trend to continue to drive growth at least through 2017.
Sales from existing businesses in the segment’s Automation & Specialty Components business declined at a mid-single digit rate during both the three and six months ended July 1, 2016, as compared to the comparable periods of 2015. Continued growth in the North American defense-related end markets and increased demand for industrial automation products during the three month period ended July 1, 2016 were more than offset by soft year-over-year demand in the segment’s engine retarder business and certain medical, agricultural and construction-related end markets. Geographically, year-over-year demand in the three and six months ended July 1, 2016 was weak in North America, partially offset by growth in Europe and Asia.
Sales from existing businesses in the segment’s Franchise Distribution business grew at a low-single digit rate during the three months ended July 1, 2016 and a mid-single digit rate during the six months ended July 1, 2016 as compared to the comparable periods of 2015, due primarily to continued net increases in franchisees as well as continued growth in demand for powered and diagnostic tools and tool storage, primarily in the United States. This growth was partially offset by year-over-year declines in wheel service equipment sales in each period.
Operating profit margins increased 120 basis points during the three months ended July 1, 2016 as compared to the comparable period of 2015 due to higher 2016 sales volumes, improved year-over-year pricing and incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015, partially offset by the continued effect of a strong U.S. dollar, continued investment associated with various new product development initiatives and sales and marketing growth investments.
Operating profit margins increased 20 basis points during the six months ended July 1, 2016 as compared to the comparable period of 2015 due to higher 2016 sales volumes, improved year-over-year pricing and incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015, partially offset by the continued effect of a strong U.S. dollar, incremental year-over-year costs associated with various growth investments, continued investment associated with various new product development initiatives and sales and marketing growth investments.

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$1,555.1	$1,564.9	$3,029.8	$3,078.4
Cost of sales	(787.0)	(800.1)	(1,566.5)	(1,582.9)
Gross profit	768.1	764.8	1,463.3	1,495.5
Gross profit margin	49.4%	48.9%	48.3%	48.6%
The year-over-year decrease in cost of sales during the three and six months ended July 1, 2016 as compared to the comparable periods in 2015 is due primarily to the impact of lower year-over-year sales volumes, the strong U.S. dollar and incremental year-over-year cost savings associated with restructuring and productivity improvement actions taken in 2015.
The year-over-year increase in gross profit (and the related 50 basis point increase in gross profit margin) during the three months ended July 1, 2016 as compared to the comparable period in 2015 is due primarily to incremental year-over-year cost savings associated with 2015 restructuring activities, continued productivity improvements and favorable year-over-year price increases, partially offset by the unfavorable impact of lower year-over-year sales volumes and the continued impact of the strong U.S. dollar.
The year-over-year decrease in gross profit (and the related 30 basis point decline in gross profit margin) during the six months ended July 1, 2016 as compared to the comparable period in 2015 is due primarily to the unfavorable impact of lower year-over-year sales volumes, incremental year-over-year costs associated with various growth investments and the continued impact of the strong U.S. dollar, partially offset by incremental year-over-year cost savings associated with 2015 restructuring activities, continued productivity improvements and favorable year-over-year price increases.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$1,555.1	$1,564.9	$3,029.8	$3,078.4
Selling, general and administrative (“SG&A”) expenses	349.3	333.2	687.8	674.7
Research and development (“R&D”) expenses	96.7	95.9	190.4	191.0
SG&A as a % of sales	22.5%	21.3%	22.7%	21.9%
R&D as a % of sales	6.2%	6.1%	6.3%	6.2%
SG&A expenses increased during the three and six months ended July 1, 2016 as compared to the comparable periods of 2015 due primarily to increased general and administrative costs in preparation for being a stand-alone company incurred during 2016. SG&A expenses as a percentage of sales increased 120 basis points and 80 basis points on a year-over-year basis for the three and six months ended July 1, 2016, respectively. The increases in SG&A expense as a percentage of sales reflects continued investments in the Company’s sales and marketing growth initiatives and increased general and administrative costs in preparation for being a stand-alone company incurred during 2016 as well as the impact of lower sales volumes during the periods.
R&D expenses increased slightly during the three months ended July 1, 2016 and decreased slightly during the six months ended July 1, 2016 as compared to the comparable periods of 2015. R&D expenses as a percentage of sales increased 10 basis points during both the three and six months ended July 1, 2016 as compared to the comparable periods of 2015 due to continued investment in new product development initiatives, as well as the impact of lower sales volumes during the periods.

INCOME TAXES
The Company’s effective tax rate for the three and six months ended July 1, 2016 was 25.2% and 27.7% respectively, as compared to 32.3% and 31.5% for the three and six months ended July 3, 2015, respectively.
The Company’s effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three and six months ended July 1, 2016 includes recognition of tax benefits associated with the final outcome of worldwide uncertain tax positions. These matters have been treated as discrete items in periods they occurred and in the aggregate reduced the provision for income taxes by approximately 620 and 395 basis points during the three and six months ended July 1, 2016, respectively.
The effective tax rate for the second half of 2016 (taking into consideration the impact of the Separation that was completed on July 2, 2016) is forecasted to be approximately 30% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection which would impact the Company’s effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of certain worldwide tax matters, and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
In accordance with the tax matters agreement, Danaher is retaining certain net tax liabilities that are subject to joint and several liability between Danaher and the Company with respect to the taxable periods (or portions thereof) ending on or prior to July 1, 2016.

COMPREHENSIVE INCOME
Comprehensive income decreased $15 million for the three months ended July 1, 2016 as compared to the comparable period of 2015, due primarily to unfavorable year-over-year changes in foreign currency translation and lower pension adjustments, partially offset by higher net earnings during the first three months of 2016.  For the three months ended July 1, 2016, the Company recorded a foreign currency translation loss of $11 million compared to a translation gain of $11 million for the three months ended July 3, 2015.  Comprehensive income increased $81 million for the six months ended July 1, 2016 as compared to the comparable period of 2015, due primarily to favorable year-over-year changes in foreign currency translation during the first six months of 2016.  For the six months ended July 1, 2016, the Company recorded a foreign currency translation gain of $12 million compared to a translation loss of $90 million for the six months ended July 3, 2015.  The benefit was partially offset by lower net earnings and pension adjustments during the six months ended July 1, 2016 compared to the comparable 2015 period.

INFLATION
The effect of inflation on the Company’s sales and net earnings was not significant in either the three or six months ended July 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the three and six months ended July 1, 2016, only cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financing transactions described below, have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.
As a result of the Separation, the Company no longer participates in Danaher’s cash management and financing operations. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on its outstanding indebtedness, and manage its capital structure on a short and long-term basis.
The cash balance presented on the Combined Condensed Balance Sheet as of July 1, 2016 of $487 million represents amounts clearly associated with Fortive related to the contribution of the Fortive businesses to the Company on July 1, 2016, as described above. The Agreements provide for a final adjustment of this balance subsequent to completion of the Separation.
In June 2016, the Company completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility (“Term Facility”). The Company borrowed the entire $500 million of loans under the Term Facility;

•
Entered into a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility,” and together with the Term Facility, the “Credit Agreement”);

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series (collectively, the “Notes”); and

•	Established a commercial paper program supported by the Revolving Credit Facility. As of July 1, 2016, commercial paper of $393 million was issued and outstanding.
These financing activities yielded net proceeds of approximately $3.4 billion, of which approximately $3.0 billion was paid to Danaher in June 2016 as a cash dividend as consideration for the contribution of assets to Fortive by Danaher in connection with the Separation. Refer to Note 4 of the Combined Condensed Financial Statements for more information related to the Company’s long-term indebtedness.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the six months ended July 1, 2016:

	Six Months Ended
($ in millions)	July 1, 2016	July 3, 2015
Net cash provided by operating activities	$487.8	$384.8

Cash paid for acquisitions	$(12.8)	$—
Payments for additions to property, plant and equipment	(61.4)	(52.4)
All other investing activities	4.4	2.7
Net cash used in investing activities	$(69.8)	$(49.7)

Net proceeds from borrowings	$3,370.1	$—
Payment of cash dividend to Parent	(3,000.0)	—
Net transfers to Parent	(300.9)	(335.1)
Net cash provided by (used in) financing activities	$69.2	$(335.1)
Operating Activities
Cash flows from operations increased $103 million, or approximately 25%, during the six months ended July 1, 2016 as compared to the comparable period of 2015. Lower year-over-year investments in working capital, a decrease in deferred revenue and the timing of payments for income taxes as well as payments of various employee related liabilities were offset slightly by lower net earnings.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $20 million during the six months ended July 1, 2016 as compared to the comparable period of 2015, principally due to the business acquisition during 2016 and an increase in capital expenditures.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development initiatives, and improving information technology systems. Capital expenditures increased $9 million during the six months ended July 1, 2016 as compared to the comparable period of 2015 due primarily to timing of these investments within the year. For the full year 2016, the Company expects capital spending to be between $110 million and $130 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of commercial paper and other debt and payments and net transfers to Parent. Cash provided by financing activities increased $404 million during the six months ended July 1, 2016 as compared to the comparable period in 2015, due to the Company’s incurrence of approximately $3.4 billion of indebtedness as described above and more fully in Note 4 of the Combined Condensed Financial Statements offset by payments and transfers to Parent.
The Company will generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under its commercial paper program. Under this program, the Company may issue and sell unsecured, short-term promissory notes with maturities not exceeding 364 days. As of July 1, 2016, borrowings outstanding under the Company’s commercial paper program had a weighted average annual interest rate of 0.9% and a weighted average remaining maturity of approximately 50 days. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Credit support for the commercial paper program is provided by the Revolving Credit Facility. The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper program. The Company expects to limit any borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
The carrying value of total debt outstanding as of July 1, 2016 was approximately $3.4 billion. The Company had the ability to incur approximately an additional $1.1 billion of indebtedness based on the amounts available under the Company’s $1.5 billion Revolving Credit Facility which was not being used to backstop outstanding commercial paper balances as of July 1, 2016. Refer to Note 4 of the Combined Condensed Financial Statements for information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of July 1, 2016 and the Company’s commercial paper program and related credit facilities.
Cash and Cash Requirements
The cash balance presented on the Combined Condensed Balance Sheet as of July 1, 2016 of $487 million represents amounts clearly associated with Fortive related to the contribution of the Fortive businesses to the Company on July 1, 2016, as described above. The Agreements provide for a final adjustment of this balance subsequent to completion of the Separation. Substantially all of the cash was held outside of the United States.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of July 1, 2016, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
Until the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher for the periods covered by the Combined Condensed Financial Statements, only cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.
The Company will have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, and support other business needs or objectives. With respect to the Company’s other cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the six month period ended July 1, 2016 to the items the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Information Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s Information Statement. Other than as set forth below, there were no material changes during the six months ended July 1, 2016 to the information reported in the Company’s Information Statement.
Interest Rates
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of July 1, 2016, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $210 million.
As of July 1, 2016, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar commercial paper and term loan borrowings (refer to Note 4 to the Combined Condensed Financial Statements for information regarding the Company’s outstanding indebtedness as of July 1, 2016). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations and term loans to refinance all or part of these borrowings.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the "Risk Factors" section of the Company's Information Statement. There were no material changes during the quarter ended July 1, 2016 to the risk factors reported in the "Risk Factors" section of the Company's Information Statement.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016, File No. 1-37654).

3.1
Amended and Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-37654).

4.1
Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-37654).

4.2
Registration Rights Agreement, dated as of June 20, 2016, by and among Fortive Corporation and Barclays Capital Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-37654).

10.1
Employee Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016, File No. 1-37654)

10.2
Tax Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016, File No. 1-37654).

10.3
Transition Services Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016, File No. 1-37654).

10.4
Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016, File No. 1-37654).

10.5
DBS License Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016, File No. 1-37654).

10.6
Credit Agreement, dated as of June 16, 2016, among Fortive Corporation and certain of its subsidiaries party thereto, Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-37654).

10.7	Fortive Corporation 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016, File No. 1-37654).**

10.8
Form of Fortive Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

10.9
Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

10.10
Form of Fortive Corporation Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

10.11
Form of Fortive Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

10.12
Form of Fortive Corporation Non-Employee Directors Stock Option Agreement (incorporated by reference to Amendment No. 2 to Exhibit 10.15 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

10.13
Form of Fortive Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

10.14
Fortive Corporation 2016 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016, File No. 1-37654).**

10.15	Fortive Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016, File No. 1-37654).**

10.16	Fortive Executive Deferred Incentive Program (incorporated by reference to Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016, File No. 1-37654).**

10.17
Form of D&O Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016, File No. 1-37654).**

11.1	Computation of per-share earnings (See Note 9, “Capital Stock and Earnings Per Share”, to our Combined Condensed Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Combined Condensed Balance Sheets as of July 1, 2016 and December 31, 2015, (ii) Combined Condensed Statements of Earnings for the three month periods and six month periods ended July 1, 2016 and July 3, 2015, (iii) Combined Condensed Statements of Comprehensive Income for the three month periods and six month periods ended July 1, 2016 and July 3, 2015, (iv) Combined Condensed Statement of Changes in Equity as of July 1, 2016, (v) Combined Condensed Statements of Cash Flows for the six month periods ended July 1, 2016 and July 3, 2015, and (vi) Notes to Combined Condensed Financial Statements.

**	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: August 2, 2016	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: August 2, 2016	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer