Form 10-Q
period 2016-09-30
Fortive Corp
filed 2016-10-27
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2016
Or
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
Registrant’s telephone number, including area code: (425) 446-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 21, 2016 was 345,738,553.

FORTIVE CORPORATION
INDEX
FORM 10-Q

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$724.8	$—
Trade accounts receivable, net	972.0	979.3
Inventories:
Finished goods	204.2	184.1
Work in process	80.4	77.1
Raw materials	273.5	261.7
Total inventories	558.1	522.9
Prepaid expenses and other current assets	104.3	91.9
Total current assets	2,359.2	1,594.1
Property, plant and equipment, net of accumulated depreciation of $1,006.3 and $976.8, respectively	538.3	514.8
Other assets	412.0	393.7
Goodwill	4,048.0	3,949.0
Other intangible assets, net	775.8	759.0
Total assets	$8,133.3	$7,210.6
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$619.4	$657.1
Accrued expenses and other current liabilities	749.6	666.4
Total current liabilities	1,369.0	1,323.5
Other long-term liabilities	695.6	704.6
Long-term debt	3,509.1	—
Equity:
Preferred stock: $0.01 par value, 15 million and 100 shares authorized, respectively; and no shares issued or outstanding	—	—
Common stock: $0.01 par value, 2.0 billion and 100 shares authorized, respectively; and 345.7 million and 100 shares issued and outstanding, respectively	3.5	—
Additional paid-in capital	2,375.3	—
Retained earnings	202.7	—
Former Parent's investment, net	—	5,193.9
Accumulated other comprehensive income (loss)	(25.5)	(14.4)
Total Fortive stockholders' equity	2,556.0	5,179.5
Noncontrolling interests	3.6	3.0
Total stockholders' equity	2,559.6	5,182.5
Total liabilities and equity	$8,133.3	$7,210.6
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$1,567.4	$1,524.6	$4,597.2	$4,603.0
Cost of sales	(794.5)	(777.4)	(2,361.0)	(2,360.3)
Gross profit	772.9	747.2	2,236.2	2,242.7
Operating costs:
Selling, general and administrative expenses	(354.5)	(349.7)	(1,042.3)	(1,024.4)
Research and development expenses	(95.2)	(95.7)	(285.6)	(286.7)
Operating profit	323.2	301.8	908.3	931.6
Non-operating expense
Interest expense	(23.4)	—	(26.1)	—
Earnings before income taxes	299.8	301.8	882.2	931.6
Income taxes	(72.9)	(105.2)	(234.4)	(303.9)
Net earnings	$226.9	$196.6	$647.8	$627.7
Net earnings per share:
Basic	$0.66	$0.57	$1.87	$1.82
Diluted	$0.65	$0.57	$1.87	$1.82
Average common stock and common equivalent shares outstanding:
Basic	346.0	345.2	345.5	345.2
Diluted	349.2	345.2	346.6	345.2
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net earnings	$226.9	$196.6	$647.8	$627.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(25.7)	(9.9)	(14.2)	(99.8)
Pension adjustments	1.0	(4.3)	3.1	7.7
Total other comprehensive income (loss), net of income taxes	(24.7)	(14.2)	(11.1)	(92.1)
Comprehensive income	$202.2	$182.4	$636.7	$535.6
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Former Parent's Investment, Net	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2015	—	$—	$—	$—	$5,193.9	$(14.4)	$3.0
Net earnings for the period	—	—	—	226.9	420.9	—	—
Recapitalization	345.2	3.5	—	—	(3.5)	—	—
Cash dividend paid to Former Parent	—	—	—	—	(3,000.0)	—	—
Dividends to shareholders	—	—	—	(24.2)	—	—	—
Net transfers to Former Parent	—	—	—	—	(301.4)	—	—
Noncash adjustment to Net Former Parent's investment	—	—	2,344.1	—	(2,332.3)	—	—
Other comprehensive income	—	—	—	—	—	(11.1)	—
Former Parent common stock-based award activity	—	—	—	—	22.4	—	—
Fortive common stock-based award activity	0.5	—	31.2	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, September 30, 2016	345.7	$3.5	$2,375.3	$202.7	$—	$(25.5)	$3.6
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net earnings	$647.8	$627.7
Noncash items:
Depreciation	66.7	65.7
Amortization	67.2	66.5
Stock-based compensation expense	34.4	24.3
Impairment charge on intangible assets	3.5	12.0
Change in trade accounts receivable, net	9.9	(36.2)
Change in inventories	(34.9)	(52.8)
Change in trade accounts payable	(37.4)	0.5
Change in prepaid expenses and other assets	(13.3)	(63.1)
Change in accrued expenses and other liabilities	75.5	(23.5)
Net cash provided by operating activities	819.4	621.1
Cash flows from investing activities:
Cash paid for acquisitions	(190.6)	—
Payments for additions to property, plant and equipment	(90.0)	(87.0)
All other investing activities	4.3	3.1
Net cash used in investing activities	(276.3)	(83.9)
Cash flows from financing activities:
Net proceeds from borrowings (maturities of 90 days or less)	525.6	—
Proceeds from borrowings (maturities longer than 90 days)	2,983.0	—
Cash dividend paid to Former Parent	(3,000.0)	—
Payment of cash dividend to shareholders	(24.2)	—
Net transfers to Former Parent	(301.4)	(537.2)
All other financing activities	(2.2)	—
Net cash provided by (used in) financing activities	180.8	(537.2)
Effect of exchange rate changes on cash and equivalents	0.9	—
Net change in cash and equivalents	724.8	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$724.8	$—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION
Fortive Corporation is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Fortive Corporation’s well-known brands hold leading positions in field instrumentation, transportation, sensing, product realization, automation and specialty, and franchise distribution markets. Fortive Corporation's businesses design, develop, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
Fortive Corporation's research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries.
Fortive Corporation operates in two business segments: Professional Instrumentation and Industrial Technologies. The Professional Instrumentation segment consists of Fortive Corporation's Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions business consists of field solutions products and product realization services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, and online condition-based monitoring equipment for critical infrastructure in electrical utility and industrial applications. Product realization services and products help developers and engineers convert concepts into finished products and also include highly-engineered energetic materials components used in specialized vertical applications. The Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
The Industrial Technologies segment consists of the Fortive Corporation's Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. The Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management. The Automation & Specialty Components business consists of automation and engine retarder products. The Franchise Distribution business manufactures and distributes professional tools and a full line of wheel service equipment.
Separation from Danaher Corporation—Fortive Corporation completed its separation from Danaher Corporation ("Danaher" or "Former Parent") on July 2, 2016, the first day of its fiscal third quarter (the "Separation"). The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016 of 100 percent of the outstanding shares of Fortive Corporation held by Danaher. Each Danaher stockholder of record as of the close of business on June 15, 2016 received one share of Fortive Corporation common stock for every two shares of Danaher common stock held on the record date. Fortive Corporation's common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “FTV” on July 5, 2016. Fortive Corporation and the Fortive businesses (for the periods prior to the Separation) are collectively referred to as "Fortive" or "the Company" herein.
Prior to the Separation, the Fortive businesses comprised certain operating units that were included in Danaher’s Test & Measurement segment, Industrial Technologies segment (other than its Product Identification platform) and Retail/Commercial Petroleum platform (collectively the “Fortive Businesses”). On July 1, 2016, Danaher contributed the net assets of the Fortive Businesses to Fortive Corporation, formerly a wholly-owned subsidiary of Danaher. In addition, in connection with the Separation, the Company paid a cash dividend to Danaher in the amount of $3.0 billion and the 100 shares of Fortive common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock held by Danaher 100 percent of which were distributed to Danaher stockholders. Following the Separation, Danaher no longer owned any shares of the Company. Per share amounts in the Consolidated and Combined Condensed Statements of Earnings for periods on or prior to July 1, 2016 have been retroactively adjusted to give effect to this recapitalization.
In connection with the Separation, on July 1, 2016, Danaher and Fortive entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, and a Danaher Business System ("DBS") license agreement.
Prior to the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described below, financial transactions relating to the business operations of the Company during the period prior to the Separation were accounted for through the Former Parent's investment, net ("Former Parent's Investment") account of the

Company. Accordingly, none of the Former Parent's cash, cash equivalents or debt at the corporate level was assigned to the Company in the financial statements for the periods prior to the Separation.
In June 2016, the Company completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility (the “Term Facility”) and a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility,” and together with the Term Facility, the “Credit Agreement”). The Company borrowed the entire $500 million of loans under the Term Facility;

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series (collectively, the “Notes”); and

•	Established a commercial paper program supported by the Revolving Credit Facility.
These financing activities yielded net proceeds of approximately $3.5 billion (including aggregate commercial paper outstanding as of September 30, 2016 of $527 million), of which $3.0 billion was paid to Danaher in June 2016 as a cash dividend in connection with the Separation. Refer to Note 5 to the Consolidated and Combined Condensed Financial Statements for additional information related to the Company’s financing activities.
Basis of Presentation—The accompanying Consolidated and Combined Condensed Financial Statements present the historical financial position, results of operations, changes in equity and cash flows of Fortive in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Danaher's condensed consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 12.
Following the Separation, the consolidated financial statements include the accounts of Fortive and its wholly-owned subsidiaries and no longer include any allocations of expenses from Danaher to the Company. Accordingly:

•
The Consolidated and Combined Condensed Balance Sheet at September 30, 2016, consists of the consolidated balances of Fortive, while at December 31, 2015, it consists of the combined balances of Fortive and the Fortive Businesses.

•
The Consolidated and Combined Condensed Statement of Earnings and Statement of Comprehensive Income for the three months ended September 30, 2016 consists of the consolidated results of Fortive. The Consolidated and Combined Condensed Statement of Earnings and Statement of Comprehensive Income for the nine months ended September 30, 2016 consists of the consolidated results of Fortive for the three months ended September 30, 2016 and the combined results of Fortive and the Fortive Businesses for the six months ended July 1, 2016. The Consolidated and Combined Condensed Statements of Earnings and Statements of Comprehensive Income for the three and nine months ended October 2, 2015 consist of the combined results of the Fortive Businesses.

•
The Consolidated and Combined Condensed Statement of Changes in Equity for the nine months ended September 30, 2016 consists of the consolidated activity for Fortive for the three months ended September 30, 2016 and the combined activity for Fortive and the Fortive Businesses for the six months ended July 1, 2016.

•
The Consolidated and Combined Condensed Statement of Cash Flows for the nine months ended September 30, 2016 consists of the consolidated results of Fortive for the three months ended September 30, 2016 and the combined results of Fortive and the Fortive Businesses for the six months ended July 1, 2016. The Consolidated and Combined Condensed Statement of Cash Flows for the nine months ended October 2, 2015 consist of the combined results of the Fortive Businesses.

The Consolidated and Combined Condensed Financial Statements of Fortive may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Danaher have been included in the accompanying Consolidated and Combined Condensed Financial Statements for all periods presented. Cash transactions with Danaher prior to the Separation are reflected in the accompanying Consolidated and Combined Condensed Statements of Changes in Equity as "Net transfers to Former Parent" and "Cash dividend paid to Former Parent" and in the accompanying Consolidated and Combined Condensed Balance Sheets within "Former Parent's investment, net." Former Parent's Investment, which included retained earnings prior to the Separation, represents Danaher's interest in the recorded net assets of the Company prior to the Separation. In addition, the accumulated net effect of intercompany transactions between the Company and Former Parent or Former Parent affiliates for periods prior to the Separation are included in Former Parent’s Investment.
On July 2, 2016, in connection with the Separation, Former Parent's Investment was redesignated within stockholders' equity and allocated between common stock and additional paid-in capital based on the number of shares of the Company's common stock outstanding at the distribution date. The Agreements include a "Wrong-Pockets Provision" that ensures the Separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation the Company and Danaher may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through the Former Parent’s Investment account. During the three months ended September 30, 2016, the Company recorded net Wrong-Pockets Provision adjustments of approximately $30 million.
The financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Condensed Financial Statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the Company’s consolidated results of operations, therefore net earnings and net earnings per share attributable to non-controlling interests are not presented separately in the Company’s Consolidated and Combined Condensed Statements of Earnings. Net earnings attributable to non-controlling interests have been reflected in selling, general and administrative expenses ("SG&A") and were insignificant in all periods presented.
The Consolidated and Combined Condensed Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated and Combined Condensed Financial Statements included herein should be read in conjunction with the audited annual combined financial statements as of and for the year ended December 31, 2015 and the Notes thereto included within the Company’s Information Statement furnished as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 15, 2016 (the “Information Statement”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2016 and December 31, 2015, and its results of operations for the three and nine months ended September 30, 2016 and October 2, 2015 and its cash flows for each of the nine months then ended.
Revision of Prior Periods—In order to correct immaterial errors in the prior periods presented and thereby facilitate period-to-period comparison, the management of the Company has revised the Combined Condensed Statements of Earnings (the “Carved-Out Earnings Statements”) for the three and nine months ended October 2, 2015 (the “October Periods”) and for the three months and year ended December 31, 2015 (the “December Periods”) of the Fortive Businesses that had been prepared prior to the Separation on a carved-out basis in accordance with GAAP. In preparing the Carved-Out Earnings Statements for the October Periods prior to the Separation, both sales and SG&A included over-allocations from Danaher, in each case, by $14.4 million, which error was corrected prior to the Separation in the Carved-Out Earnings Statements for the December Periods. In effectuating such correction during the December Periods, cost of sales included over-allocations from Danaher and SG&A included under-allocations from Danaher by, in each case, $4.7 million. Both Danaher, prior to the Separation, and the management of the Company, after the Separation, have analyzed the errors both quantitatively and qualitatively, and concluded that they were not material to the periods affected.

The effect of the foregoing on specific items of the Carved-Out Earnings Statements for the October Periods and the December Periods is set forth in the table below:

	Three Months Ended October 2, 2015			Nine Months Ended October 2, 2015
	Previously Reported (a)	Corrections	As Revised	Previously Reported	Corrections	As Revised
Sales	$1,539.0	$(14.4)	$1,524.6	$4,617.4	$(14.4)	$4,603.0
Cost of sales	(777.4)	—	(777.4)	(2,360.3)	—	(2,360.3)
Gross profit	761.6	(14.4)	747.2	2,257.1	(14.4)	2,242.7
Operating costs:
Selling, general and administrative expenses	(364.1)	14.4	(349.7)	(1,038.8)	14.4	(1,024.4)
Research and development expenses	(95.7)	—	(95.7)	(286.7)	—	(286.7)
Operating profit	$301.8	$—	$301.8	$931.6	$—	$931.6

Net earnings	$196.6	$—	$196.6	$627.7	$—	$627.7

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
	Previously Reported (a)	Corrections	As Revised	Previously Reported	Corrections	As Revised
Sales	$1,561.4	$14.4	$1,575.8	$6,178.8	$—	$6,178.8
Cost of sales	(823.2)	4.7	(818.5)	(3,183.5)	4.7	(3,178.8)
Gross profit	738.2	19.1	757.3	2,995.3	4.7	3,000.0
Operating costs:
Selling, general and administrative expenses	(309.1)	(19.1)	(328.2)	(1,347.9)	(4.7)	(1,352.6)
Research and development expenses	(91.0)	—	(91.0)	(377.7)	—	(377.7)
Operating profit	$338.1	$—	$338.1	$1,269.7	$—	$1,269.7

Net earnings	$236.1	$—	$236.1	$863.8	$—	$863.8

(a) The Carved-out Earnings Statement for the three months ended October 2, 2015 and December 31, 2015 were previously reported in filings with the SEC only to the extent incorporated into the Carved-out Earnings Statements for the nine months ended October 2, 2015 and the year ended December 31, 2015, respectively.

The errors noted above, as well as the associated corrections impacted only the results of the Industrial Technologies segment and did not have any impact on the Professional Instrumentation segment.
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

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments	Total
For the Three Months Ended September 30, 2016:
Balance, July 1, 2016	$62.7	$(63.5)	$(0.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	(25.7)	—	(25.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.3	1.3
Income tax impact	—	(0.3)	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0	1.0
Net current period other comprehensive income (loss)	(25.7)	1.0	(24.7)
Balance, September 30, 2016	$37.0	$(62.5)	$(25.5)

For the Three Months Ended October 2, 2015:
Balance, July 3, 2015	$93.0	$(71.4)	$21.6
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(9.9)	(8.9)	(18.8)
Income tax impact	—	3.4	3.4
Other comprehensive income (loss) before reclassifications, net of income taxes	(9.9)	(5.5)	(15.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.6	1.6
Income tax impact	—	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.2	1.2
Net current period other comprehensive income (loss)	(9.9)	(4.3)	(14.2)
Balance, October 2, 2015	$83.1	$(75.7)	$7.4

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments	Total
For the Nine Months Ended September 30, 2016:
Balance, December 31, 2015	$51.2	$(65.6)	$(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	(14.2)	—	(14.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	4.1	4.1
Income tax impact	—	(1.0)	(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.1	3.1
Net current period other comprehensive income (loss)	(14.2)	3.1	(11.1)
Balance, September 30, 2016	$37.0	$(62.5)	$(25.5)

For the Nine Months Ended October 2, 2015:
Balance, December 31, 2014	$182.9	$(83.4)	$99.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(99.8)	5.2	(94.6)
Income tax impact	—	(1.3)	(1.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(99.8)	3.9	(95.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	5.0	5.0
Income tax impact	—	(1.2)	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.8	3.8
Net current period other comprehensive income (loss)	(99.8)	7.7	(92.1)
Balance, October 2, 2015	$83.1	$(75.7)	$7.4

New Accounting Standards - In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. For the Company, this standard is effective beginning January 1, 2018, with early adoption permitted. The standard should be adopted using a retrospective transition approach, unless impracticable. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The Company intends to adopt this standard beginning January 1, 2017 on a prospective basis. Management believes the impact of this standard on the Company's future financial statements is inherently uncertain and dependent primarily on the timing and relative value realized for future share-based transactions, and this may cause volatility in earnings after the adoption date.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition.  The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company beginning January 1, 2018.  In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes.  The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives, and expects to adopt this standard in 2018.
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
NOTE 2. ACQUISITIONS
For a full description of the Company’s acquisition activity, reference is made to Note 3 of the Company’s audited annual combined financial statements as of and for the year ended December 31, 2015 included within the Company’s Information Statement.
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing offerings to key target markets and develop new and profitable businesses, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is in the process of obtaining valuations of certain acquired intangible assets in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the first nine months of 2016, the Company acquired three businesses for total consideration of $191 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technology and Professional Instrumentation segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $47 million. The Company preliminarily recorded an aggregate of $114 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 30, 2016 ($ in millions):

Trade accounts receivable	$5.2
Inventories	2.2
Property, plant and equipment	0.6
Goodwill	113.9
Other intangible assets, primarily customer relationships, trade names and technology	82.7
Trade accounts payable	(1.5)
Other assets and liabilities, net	(12.5)
Net cash consideration	$190.6

Pro forma financial information for these acquisitions has not been presented because the impact is not material.
NOTE 3. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2015	$3,949.0
Attributable to 2016 acquisitions	113.9
Foreign currency translation & other	(14.9)
Balance, September 30, 2016	$4,048.0
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 30, 2016	December 31, 2015
Professional Instrumentation	$2,466.4	$2,400.6
Industrial Technologies	1,581.6	1,548.4
Total goodwill	$4,048.0	$3,949.0

The Company has not identified any “triggering” events which indicate a potential impairment of goodwill in 2016.
NOTE 4. FAIR VALUE MEASUREMENTS
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

A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Deferred compensation liabilities	$—	$14.1	$—	$14.1
December 31, 2015
Deferred compensation liabilities	$—	$53.7	$—	$53.7

Certain management employees of the Company participate in the Company’s nonqualified deferred compensation program, which permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plan are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated and Combined Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Prior to the Separation, certain management employees of the Company participated in Danaher's nonqualified deferred compensation programs with similar terms except that earnings rates for amounts contributed unilaterally by Former Parent were entirely based on changes in the value of Danaher's common stock.
In connection with the Separation, Fortive established a deferred compensation program which was designed to replicate Danaher’s. Accounts in Danaher’s deferred compensation programs held by Fortive employees at the time of the Separation were converted into accounts in the Fortive deferred compensation program based on the “concentration method” designed to maintain the economic value before and after the Separation date using the relative fair market value of the Danaher and Fortive common stock as of the date of the Separation.  Prior to the Separation, the entire value of the Fortive employees’ deferred compensation program accounts in Danaher’s deferred compensation programs was recorded in other long-term liabilities. Upon conversion of these accounts to the Fortive deferred compensation program, $19.2 million of deferred compensation liabilities were reclassified from other long-term liabilities to additional paid-in capital, representing the value of the deferred compensation that will ultimately be settled in Fortive common stock.
In addition, Danaher retained a liability of approximately $21.7 million of deferred compensation liabilities related to former employees of Fortive Businesses whose employment terminated prior to the Separation. As a result, the deferred compensation liabilities balance recorded at September 30, 2016 does not include amounts related to such terminated employees. Because this amount had been included in the Company's Combined Condensed Balance Sheet prior to the Separation, Danaher's retention of the liability has been reflected as an adjustment to Former Parent's Investment. This amount is considered a non-cash financing activity for purposes of the Consolidated and Combined Condensed Statements of Cash Flows.
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	September 30, 2016
	Carrying Amount	Fair Value
Long-term borrowings	$3,509.1	$3,615.7

As of September 30, 2016, the long-term borrowings were categorized as Level 1. Long-term borrowings were incurred in June 2016 and as of December 31, 2015, the Company did not have any long-term borrowings.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or the Company’s credit profile subsequent to the incurrence of the borrowing. The fair values of cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 5. FINANCING
The carrying value of the components of the Company’s debt as of September 30, 2016 were as follows ($ in millions):

September 30, 2016
Commercial paper	$526.6
Variable interest rate Term Facility	500.0
1.80% senior unsecured notes due 2019	298.1
2.35% senior unsecured notes due 2021	744.5
3.15% senior unsecured notes due 2026	889.9
4.30% senior unsecured notes due 2046	546.8
Other financing	3.2
Long-term debt	$3,509.1

Credit Facilities
As described above in Note 1, on June 16, 2016, the Company entered into the Credit Agreement with a syndicate of banks that provides for:

•	a $500 million Term Facility that matures on June 16, 2019. The Company borrowed the entire $500 million available under this facility, and

•	a $1.5 billion Revolving Credit Facility that expires on June 16, 2021.
The Company borrowed the entire variable rate loan of $500 million available under the Term Facility. As of September 30, 2016 the borrowing under the Term Facility bore an interest rate of 1.7% per annum. The term loan is pre-payable at the option of the Company. Re-borrowing is not permitted once the term loan is repaid.
The Revolving Credit Facility is subject to a one-year extension option at the request of the Company and with the consent of the lenders. The Credit Agreement also contains an option permitting the Company to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $500 million. The obligations under the Credit Agreement were initially guaranteed on an unsecured, unsubordinated basis by Danaher, which guarantee terminated upon the completion of the Separation on July 2, 2016.
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
The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) of less than 3.5 to 1.0 and a consolidated interest coverage ratio of Consolidated EBITDA to interest expense of greater than 3.5 to 1.0 as of the end of any fiscal quarter, beginning with the fiscal quarter ending September 30, 2016. The Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of September 30, 2016, the Company was in compliance with all covenants under the Credit Agreement that were in effect and the Company had no borrowings outstanding under the Revolving Credit Facility.
Commercial Paper Program
The Company generally satisfies any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under its commercial paper program. Under this program, the Company may issue and sell unsecured, short-term promissory notes with maturities not exceeding 397 days. Interest expense on the notes is paid at maturity and is generally based on the short-term ratings assigned to the Company by credit rating agencies at the time of issuance and prevailing market rates measured by reference to LIBOR.
As of September 30, 2016, $527 million of commercial paper was outstanding under this program with a weighted average annual interest rate of 0.9% and a weighted average remaining maturity of approximately 20 days.

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
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company's credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowing under the Company’s commercial paper program and the Credit Agreement, and could limit or preclude the Company's ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Revolving Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Credit Agreement could be higher than the historic cost of commercial paper borrowings.
The Company classified its borrowings outstanding under the commercial paper program as of September 30, 2016 as long-term debt in the accompanying Consolidated and Combined Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
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
The Company used the net proceeds from the issuance of the Notes and Term Facility to fund a $3.0 billion cash dividend payment to Danaher in connection with the Separation.
Net discounts, premiums and issuance costs associated with long-term indebtedness totaled $20.8 million as of September 30, 2016 and has been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated and Combined Condensed Balance Sheet as of September 30, 2016.

Covenants and Redemption Provisions Applicable to Notes
The Company may redeem the Notes of the applicable series, in whole or in part, at any time prior to the dates specified in the applicable indentures (the “Call Dates”) by paying the principal amount and the “make-whole” premium specified in the applicable indenture, plus accrued and unpaid interest. Additionally, with the exception of the 2019 Notes, the Company may redeem all or any part of the Notes of the applicable series on or after the Call Dates without paying the “make-whole” premium specified in the applicable indenture.

Note Series	Call Dates
2019 Notes	June 15, 2019
2021 Notes	May 15, 2021
2026 Notes	March 15, 2026
2046 Notes	December 15, 2045

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
The Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of September 30, 2016, the Company was in compliance with all the covenants under the Notes.
Minimum Principal Payments
There are no minimum principal payments due under the Company's total outstanding debt during the next two years. The principal payments due are presented in the following table:

	Commercial Paper	Term Loan	Notes	Total
2019	$—	$500.0	$300.0	$800.0
2020	—	—	—	—
2021	—	—	750.0	750.0
Thereafter	526.9	—	1,450.0	1,976.9
Total principal payments (a)	$526.9	$500.0	$2,500.0	$3,526.9

(a) Amount is higher than the carrying value of debt as net discounts, premiums and issuance costs of $21.0 million as of September 30, 2016 are included in the carrying amount of the related debt in the accompanying Consolidated and Combined Condensed Balance Sheet as of September 30, 2016 but excluded from the principal payments disclosed herein. In addition, these amounts exclude other financing balances of $3.2 million.

NOTE 6. PENSION PLANS
The Company has noncontributory defined benefit pension plans outside of the United States. The following sets forth the components of the Company’s net periodic pension costs associated with these plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$0.9	$1.3	$2.6	$3.7
Interest cost	1.8	2.2	5.6	6.4
Expected return on plan assets	(2.0)	(2.4)	(6.1)	(6.7)
Amortization of net loss	1.3	1.8	4.1	5.2
Net periodic pension cost	$2.0	$2.9	$6.2	$8.6

Net periodic pension costs are included in cost of sales and SG&A in the accompanying Consolidated and Combined Condensed Statements of Earnings.
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its pension plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs recognized by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For 2016, the change in estimate is expected to reduce net periodic pension cost by approximately $1 million when compared to the prior methodology.
Employer Contributions
During 2016, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $11 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
NOTE 7. INCOME TAXES
The Company’s effective tax rates for the three and nine months ended September 30, 2016, were 24.3% and 26.6% respectively, as compared to 34.9% and 32.6% for the three and nine months ended October 2, 2015. The difference in effective tax rates between the periods primarily involved a higher mix of income in jurisdictions with lower tax rates and higher federal tax benefits. The Company’s effective tax rates for 2016 and 2015 differ from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
In connection with the Separation, Danaher and the Company entered into the Agreements, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for pre-Separation “Joint” filings compared to pre-Separation “Separate” filings. Joint filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, Separate filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively.
Under the tax matters agreement, for pre-Separation Joint filings, Danaher remains liable for and has contractually assumed all income tax liabilities including applicable interest and penalties. Danaher has also indemnified the Company for all tax liabilities for Joint returns related to pre-Separation periods. For the U.S. federal portion of Joint tax liabilities, U.S. Treasury Regulations make each member of prior period U.S. consolidated tax filings severally liable to the U.S. government for any U.S. federal income tax liability incurred by the U.S. consolidated group. As of the Separation date, the amount of uncertain tax positions associated with Fortive Businesses that Danaher has recorded and contractually assumed related to pre-Separation periods is approximately $135 million. Danaher is the primary obligor for such pre-Separation liabilities. The Company believes it is remote that it will have any liability for pre-Separation income tax Joint filings, principally in view of Danaher’s strong financial position. Therefore, the Company has removed the liability from its balance sheet as of the Separation date by adjusting Former Parent’s Investment.  This is a non-cash financing activity for purposes of the Consolidated and Combined Condensed Statements of Cash Flows and was offset by other changes in tax attributes associated with the Separation.
For the Company’s pre-Separation Separate filings, the Company is fully liable for all income tax liabilities including interest and penalties. As of the Separation date, the Company had approximately $33 million of uncertain tax positions reflected in other long-term liabilities.
Following the Separation, the Company will file tax returns on its own behalf. The Company’s income tax expense and deferred income tax balances have been recorded in accordance with the Company’s stand-alone income tax positions. The Company may periodically be audited by the tax authorities. Resolution of such audits or expiration of the statute of limitations may impact the Company’s unrecognized tax benefits in future periods.

NOTE 8. STOCK-BASED COMPENSATION
The Company had no stock-based compensation plans prior to the Separation; however certain Fortive employees participated in Danaher’s stock-based compensation plans ("Danaher Plans"), which provided for the grants of stock options, performance stock units (“PSUs”), and restricted stock units (“RSUs”) among other types of awards. The expense associated with Fortive employees who participated in the Danaher Plans was allocated to the Company in the accompanying Combined Condensed Statements of Earnings for the associated periods prior to the Separation.
In connection with the Separation and the employee matters agreement, the Company adopted the 2016 Stock Incentive Plan (the “Stock Plan”) and outstanding equity awards of Danaher held by Fortive employees (the "Converted Awards") were converted into or replaced with equity awards of Fortive (the "Conversion Awards") under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Danaher and Fortive common stock based on the closing prices as of July 1, 2016. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversion.
Outstanding performance-based RSU and PSU of Danaher held by Fortive employees with pending performance goals of Danaher at the Separation date were cancelled and replaced in connection with the Separation with performance-based restricted stock awards ("RSAs") and performance stock awards ("PSAs") of Fortive with comparable value, performance goals and vesting requirements. All other terms of the equity awards continued unchanged following the conversion or replacement.
The Stock Plan provides for the grant of stock options, stock appreciation rights, RSUs, PSUs, RSAs and PSAs (collectively, "Stock Awards") or any other stock-based award. A total of 23.0 million shares of Fortive common stock have been authorized for issuance under the Stock Plan. As of September 30, 2016, approximately 22.4 million shares of the Company's common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a five year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). The Company’s executive officers and certain other employees may be awarded options with different vesting criteria, and options granted to non-employee directors are fully vested as of the grant date. Option exercise prices for new options granted by the Company under this plan equal the closing price of the Company’s common stock on the NYSE on the date of grant, while options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.

RSUs and RSAs issued under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over a five year period, although certain employees may be awarded RSUs with different time-based vesting criteria, and RSAs granted to members of the Company’s senior management are also subject to performance-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date. However, the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board of Directors (the "Board"). Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding. RSAs granted under the Stock Plan have all of the same dividend, voting and other rights corresponding to all other common stock, provided, however, that the dividends payable on the RSAs will accrue and be delivered at the time of delivery of the shares upon vesting of the RSA .

As part of the Company's executive equity compensation program, PSUs may be granted under the Stock Plan that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three year performance period. No PSUs have been issued under the Stock Plan. During the third quarter of 2016, PSAs were granted under the Stock Plan as Conversion Awards that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over the performance period remaining on the corresponding Converted Awards.

The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Board) on the vesting date or in other limited circumstances. To cover the exercise of options, vesting of RSUs and PSUs and issuances of RSAs and PSAs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSUs was calculated using the closing price of the Company’s common stock on the date of grant, adjusted for the fact that RSUs do not accrue dividends.

The fair value for RSAs was calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the PSUs and PSAs was calculated using a Monte Carlo pricing model. The fair value of the options granted was calculated using a Black-Scholes Merton (“Black-Scholes”) option pricing model.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of SG&A in the accompanying Consolidated and Combined Condensed Statements of Earnings. Prior to the Separation, the Company was allocated stock-based compensation expense by Danaher. Following the Separation, stock-based compensation is recorded based on the provisions of the Stock Plan. Accordingly, the amounts presented for the nine months ended September 30, 2016 and the three and nine months ended October 2, 2015 may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented.
The following summarizes the components of the Company’s stock-based compensation expense under the Stock Plan and the Danaher Plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
RSUs/PSUs:
Pretax compensation expense	$7.3	$5.1	$21.5	$15.3
Income tax benefit	(2.3)	(1.8)	(7.1)	(5.2)
RSU/PSU expense, net of income taxes	5.0	3.3	14.4	10.1
Stock options:
Pretax compensation expense	4.7	3.4	12.9	9.0
Income tax benefit	(1.6)	(1.1)	(4.4)	(3.1)
Stock option expense, net of income taxes	3.1	2.3	8.5	5.9
Total stock-based compensation:
Pretax compensation expense	12.0	8.5	34.4	24.3
Income tax benefit	(3.9)	(2.9)	(11.5)	(8.3)
Total stock-based compensation expense, net of income taxes	$8.1	$5.6	$22.9	$16.0

The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 30, 2016 which are expected to recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$50.5
Stock options	46.0
Total unrecognized compensation cost	$96.5

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended September 30, 2016:

Risk-free interest rate	1.21% - 1.25%
Weighted average volatility (a)	25.0%
Dividend yield (b)	0.6%
Expected years until exercise	5.5 - 8.0

(a) Weighted average volatility was estimated based on an average historical stock price volatility of a group of peer companies, given the Company's limited trading history.
(b) The dividend yield is calculated by dividing Fortive's annual dividend, based on the most recent quarterly dividend rate, by the closing Fortive stock price on the grant date.

The following summarizes option activity under the Stock Plan and the Danaher Plans for the nine months ended September 30, 2016 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	5.8
Granted	1.6
Exercised	(1.4)
Canceled/forfeited	(0.7)
Aggregate impact of conversion related to the Separation (a)	5.5
Outstanding as of September 30, 2016	10.8	$32.96	7	$194.1
Vested and expected to vest as of September 30, 2016 (b)	10.4	$32.12	7	$190.3
Vested as of September 30, 2016	4.9	$24.64	5	$127.8

(a) The “Aggregate impact of conversion related to the Separation” represents the number of options issued as a result of the Separation by applying the “concentration method” to convert employee options based on the ratio of the fair value of Danaher and Fortive common stock as of the date of the Separation.

(b) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The weighted average exercise price of stock options outstanding at December 31, 2015, and for stock options granted, exercised, canceled/forfeited is not included in the table above as the nine months ended September 30, 2016 include the conversion of stock option awards under Danaher's Plans into awards under the Stock Plan. The weighted average exercise price of Fortive stock options granted, exercised and canceled/forfeited during the three months ended September 30, 2016 was $50.60, $27.67, and $40.27, respectively.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive's common stock on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
The following summarizes aggregate intrinsic value, cash receipts and tax benefits realized related to option exercise activity under the Stock Plan and the Danaher Plans for the three and nine months ended September 30, 2016 and October 2, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Aggregate intrinsic value of options exercised	$2.8	$18.0	$73.7	$50.4
Cash receipts from exercise of options	$3.3	$12.7	$56.7	$35.4
Tax benefit realized related to exercise of options	$1.0	$5.8	$25.5	$15.8

The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) for the three months ended September 30, 2016 has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated and Combined Condensed Statements of Cash Flows. The excess tax benefit prior to the Separation was recorded as an increase to Former Parent's Investment.

Stock Awards
The following summarizes information related to unvested Stock Award activity under the Stock Plan and the Danaher Plans for the nine months ended September 30, 2016 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	1.1	$72.24
Granted	0.6
Vested	(0.4)
Forfeited	(0.2)
Aggregate impact of conversion related to the Separation (a)	1.2
Unvested as of September 30, 2016	2.3	$38.84

(a) The “Aggregate impact of conversion related to the Separation” represents the number of additional Stock Awards issued as a result of the Separation by applying the “concentration method” to convert Stock Awards based on the ratio of the fair value of Danaher and Fortive common stock as of the date of the Separation.

The weighted average grant date fair value of Stock Awards outstanding at December 31, 2015, and for Stock Awards granted, vested, canceled/forfeited is not disclosed in the table above as the nine months ended September 30, 2016 include the conversion of Stock Awards under Danaher's Plans into awards under the Stock Plan. The weighted average grant date fair value of Fortive Stock Awards granted, vested and canceled/forfeited during the three months ended September 30, 2016 was $49.39, $33.11, and $39.10, respectively.
The Company realized a tax benefit of $5 million and $10 million during the three and nine months ended September 30, 2016, respectively, related to the vesting of Stock Awards, as compared to realizing a tax benefit of $4 million and $9 million during the three and nine months ended October 2, 2015, respectively. Any excess tax benefit attributable to Stock Awards has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated and Combined Condensed Statements of Cash Flows. The excess tax benefit prior to the Separation was recorded as an increase to Former Parent's Investment.
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of shares of Fortive sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months ended September 30, 2016, approximately 112 thousand shares of Fortive common stock with an aggregate value of $6 million, were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated and Combined Condensed Statement of Changes in Equity.
NOTE 9. COMMITMENTS AND CONTINGENCIES
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2015	$61.0
Accruals for warranties issued during the period	44.2
Settlements made	(43.6)
Effect of foreign currency translation	0.3
Balance, September 30, 2016	$61.9

NOTE 10. CAPITAL STOCK AND EARNINGS PER SHARE
Capital Stock
Under Fortive’s amended and restated certificate of incorporation, as of July 1, 2016, Fortive’s authorized capital stock consists of 2.0 billion common shares with a par value of $0.01 per share and 15 million preferred shares with a par value of $0.01 per share. On July 1, 2016, the 100 shares of Fortive common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock held by Danaher. On July 2, 2016, Danaher distributed 100 percent of Fortive’s outstanding common stock to its stockholders. No preferred shares were issued or outstanding on September 30, 2016.
Each share of Fortive common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Fortive’s Board is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Fortive through certain types of takeover practices.

In the third quarter of 2016, the Company declared a regular quarterly dividend of $0.07 per share paid on September 30, 2016 to holders of record on August 26, 2016. For the three months ended September 30, 2016, the $24.2 million was recorded as dividends to shareholders in the Consolidated and Combined Condensed Statement of Changes In Equity.
Net earnings per share ("EPS")
Basic EPS is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.
The Company was incorporated on November 10, 2015, accordingly, there were no shares or common stock equivalents of the Company outstanding prior to that date. The total number of shares outstanding after the recapitalization described above were 345.2 million and is being utilized for calculation of both basic and diluted EPS for all periods prior to the Separation and specifically for the three and nine months ended October 2, 2015, and as it relates to the pre-Separation periods included in the nine months ended September 30, 2016.

Information related to the calculation of net earnings per share of common stock for the three and nine months ended September 30, 2016 is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2016:
Basic EPS	$226.9	346.0	$0.66
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	3.2
Diluted EPS	$226.9	349.2	$0.65

For the Three Months Ended October 2, 2015:
Basic EPS	$196.6	345.2	$0.57
Incremental shares from assumed issuance of shares under stock-based compensation plans	—	—
Diluted EPS	$196.6	345.2	$0.57

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2016:
Basic EPS	$647.8	345.5	$1.87
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	1.1
Diluted EPS	$647.8	346.6	$1.87

For the Nine Months Ended October 2, 2015:
Basic EPS	$627.7	345.2	$1.82
Incremental shares from assumed issuance of shares under stock-based compensation plans	—	—
Diluted EPS	$627.7	345.2	$1.82

NOTE 11. SEGMENT INFORMATION
The Company operates and reports its results in two business segments consisting of the Professional Instrumentation and Industrial Technologies segments. As of September 30, 2016, there have been no material changes in total assets or liabilities by segment since December 31, 2015. Segment results are shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales:
Professional Instrumentation	$723.5	$722.0	$2,145.1	$2,229.7
Industrial Technologies	843.9	802.6	2,452.1	2,373.3
Total	$1,567.4	$1,524.6	$4,597.2	$4,603.0
Operating Profit:
Professional Instrumentation	$161.5	$157.4	$469.9	$514.0
Industrial Technologies	180.6	154.9	484.7	449.4
Other	(18.9)	(10.5)	(46.3)	(31.8)
Total	$323.2	$301.8	$908.3	$931.6

NOTE 12. RELATED-PARTY TRANSACTIONS
Prior to the Separation, transactions with Danaher were considered related party transactions. In connection with the Separation, on July 1, 2016, Danaher and Fortive entered into the Agreements, which govern the Separation and provide a framework for the relationship between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, an intellectual property matters agreement, and a DBS license agreement.
Cash Adjustment
The Agreements provide for a final cash adjustment mechanism. As of July 1, 2016, $72.3 million, representing the Company's estimate of cash payable to Former Parent under the Agreements, and considered restricted by the Company at July 1, 2016, was reported in prepaid expenses and other current assets with a corresponding liability to Former Parent recorded in accrued expenses and other liabilities on the Combined Condensed Balance Sheet. During the third quarter of 2016, the Company settled this liability by paying $70.7 million to Danaher.
Transition Services Agreement
The transition services agreement ("TSA") sets forth the terms and conditions pursuant to which the Company and its subsidiaries and Danaher and its subsidiaries will provide to each other various services. The services to be provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.
TSA Payments
In accordance with the TSA, the Company made net payments of approximately $15 million during the three months ended September 30, 2016, for various services provided to the Company by Danaher.
Employee Matters Agreement
The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations.

Tax Matters Agreement
The tax matters agreement governs the Company’s and Danaher’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Refer to Note 7 for further discussion regarding the tax matters agreement.
Intellectual Property Matters Agreement
The intellectual property matters agreement sets forth the terms and conditions pursuant to which Danaher and the Company have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. The Company and Danaher are able to sublicense their rights in connection with activities relating to the their businesses, but not for independent use by third parties.
DBS License Agreement
The DBS license agreement sets forth the terms and conditions pursuant to which Danaher has granted a non-exclusive, worldwide, non-transferable, perpetual license to the Company to use DBS solely in support of its businesses. The Company will be able to sublicense such license solely to direct and indirect, wholly-owned subsidiaries. In addition, each of Danaher and the Company licensed to each other improvements made by such party to DBS during the first two years of the term of the DBS license agreement.
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company and certain of the Company’s revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates. Following the Separation, the Company continues to have arms-length revenue arrangements entered into in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation.
The Company recorded revenues of $6 million and $10 million from Danaher and its subsidiaries during the three months ended September 30, 2016 and October 2, 2015, respectively. The Company recorded revenues of $25 million and $28 million from Danaher and its subsidiaries during the nine months ended September 30, 2016 and October 2, 2015, respectively.
Allocation of Expenses Prior to the Separation
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company. Accordingly, certain shared costs for management and support functions which were provided on a centralized basis within Danaher were allocated to the Company and are reflected as expenses in these financial statements prior to the date of the Separation. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements for periods prior to the date of the Separation may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by the Company.
Expenses allocated to the Company from Danaher and its subsidiaries for the six months ended July 1, 2016 and the nine months ended October 2, 2015 were $117 million and $151 million, respectively. Expenses were not allocated from Danaher to the Company after the Separation.
Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries prior to the Separation were allocated to the Company and are reflected in the Consolidated and Combined Condensed Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Danaher's information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs were allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies included the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, the Company independently incurs corporate overhead costs and no corporate overhead costs are allocated by Danaher.

Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs Danaher administered on behalf of the Company, including workers compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These amounts were allocated using various methodologies, as described below.
Included within the insurance cost allocation are allocations related to programs for which Danaher was self-insured up to a certain amount. For the self-insured component, costs were allocated to the Company based on its incurred claims. Danaher had premium based policies which covered amounts in excess of the self-insured retentions. The Company was allocated a portion of the total insurance cost incurred by Danaher based on its pro-rata portion of Danaher’s total underlying exposure base. In connection with the Separation, an estimated liability relating to the Company’s known and incurred but not reported claims was transferred to the Company and the Company established similar independent self-insurance processes and insurance programs to support any outstanding claims going forward.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs Danaher administered on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the Company's employees. In connection with the Separation, the Company established independent medical insurance programs similar those previously provided by Danaher.
Deferred Compensation Program Administered by Danaher
Refer to Note 4 for information regarding the Company's deferred compensation program. In connection with the Separation, the deferred compensation liability associated with Fortive employees was transferred to the Company and the Company established a similar independent, nonqualified deferred compensation program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Fortive Corporation’s well-known brands hold leading positions in field instrumentation, transportation, sensing, product realization, automation and specialty, and franchise distribution markets. Fortive Corporation's businesses design, develop, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Fortive Corporation’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries.
Fortive Corporation completed its separation from Danaher Corporation ("Danaher" or the "Former Parent") on July 2, 2016 (the “Separation”), the first day of its fiscal third quarter. Before that date, Fortive Corporation was a wholly owned subsidiary of Danaher and the Fortive businesses were comprised of certain operating units that were included in Danaher’s Test & Measurement segment, Industrial Technologies segment (other than its Product Identification platform) and Retail/Commercial Petroleum platform. These businesses were transferred by Danaher to Fortive Corporation prior to the Separation. The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016, of 100 percent of the outstanding shares of Fortive Corporation held by Danaher. Fortive Corporation was incorporated in the state of Delaware on November 10, 2015 in order to facilitate the Separation. Fortive Corporation and the Fortive businesses (for the periods prior to the Separation) are collectively referred to as "Fortive" or "the Company" herein.
In connection with the Separation, on July 1, 2016, Danaher and Fortive entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, and a Danaher Business System ("DBS") license agreement.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of Company management. The following discussion should be read in conjunction with the MD&A and combined financial statements included in the Company’s Information Statement furnished as Exhibit 99.1 to the Company’s Form 8-K filed with the U.S. Securities Exchange Commission (“SEC”) on June 15, 2016 (the “Information Statement”). The Company’s MD&A is divided into six sections:

•	Information Relating to Forward-Looking Statements

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the SEC, in press releases, webcasts, conference calls, materials delivered to our stockholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenues, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, execution and integration of acquisitions, spin-off and separation related activities, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.

•	Our growth could suffer if the markets into which we sell our products, software and services decline, do not grow as anticipated or experience cyclicality.

•
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products, software and services.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products, software and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation, business and financial statements.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business, financial statements and reputation.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

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

•	Defects and unanticipated use or inadequate disclosure with respect to our products, software or services could adversely affect our business, reputation and financial statements.

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

•
A significant disruption in, or breach in security of, our information technology systems or those of our vendors or service providers could adversely affect our business, reputation and financial statements.

•
Our historical financial information for periods prior to our separation from Danaher is not necessarily representative of the results that we would have achieved as a separate company and may not be a reliable indicator of our future results.

•	Following our separation from Danaher, we may not enjoy the same benefits that we did as a part of Danaher, including purchasing power, access to capital markets, and integrated strategies.

•	Potential indemnification liabilities to Danaher in connection with the Separation could have a material adverse effect on our business and our financial statements.
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

BASIS OF PRESENTATION
The accompanying Consolidated and Combined Condensed Financial Statements present the historical financial position, results of operations, changes in equity and cash flows of Fortive in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Danaher's condensed consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 12 to the Consolidated and Combined Condensed Financial Statements.
Following the Separation, the consolidated financial statements include the accounts of Fortive and its wholly-owned subsidiaries and no longer include any allocations of expenses from Danaher to the Company.
The Consolidated and Combined Condensed Financial Statements of Fortive may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.
OVERVIEW
General
The Company is a multinational business with global operations. As a diversified, global business, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. The Company’s geographic and industry diversity, as well as the range of its products, software and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on the combined operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
In this report, references to sales from existing businesses refers to sales from operations calculated according to GAAP but excluding (1) sales impact from acquired businesses, (2) the impact of currency translation and (3) sales impact from the Separation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales or operating profit, as applicable, attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. Sales impact from the Separation refer to sales to Danaher made under agreements entered into, or terminated, in connection with the Separation. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales from acquired businesses or Separation) and (b) the period-to-period change in sales (excluding sales from acquired businesses or Separation) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control and is subject to volatility and excludes the effect of acquisitions and divestiture related items (including the impact of agreements with Danaher that were entered into or terminated in connection with the Separation) because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. In addition, until the first anniversary of the Separation, the Company will exclude the impact of agreements that were terminated, or entered into, in connection with the Separation because management believes that excluding such impact may be useful to investors in assessing the operational performance of the Company independent of the impact on sales to Danaher resulting primarily from the Separation. Management believes the exclusion of the effect of currency translation and acquisition and divestiture (including Separation-related items) may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased during the three months ended September 30, 2016 as compared to the comparable period of 2015 resulting in aggregate year-over-year sales growth from existing businesses of 2.7%. This represents a sequential improvement of approximately 300 basis points as compared to the year-over-year sales decline of 0.5% reported in the three months ended July 1, 2016. The Company’s Professional Instrumentation segment returned to growth in the three months ended September 30, 2016 led by increased demand for field solutions products and services, and year-over-year sales growth in the Industrial Technologies segment continued to be led by growing demand in the the Transportation Technologies business driven by implementation deadlines relating to the enhanced credit card security requirements based on the Europay, Mastercard and Visa (“EMV”) global standards as well as continued share gains in the franchise distribution and condition-based monitoring businesses. The results from the Company's continued investments in sales growth initiatives and other new product introductions, as well as indications of stabilization in broad-based market conditions as well as other business-specific factors discussed below also contributed to overall sales growth in the period. Sales from existing businesses grew at low-single digit rates in both developed markets and high-growth markets during the three months ended September 30, 2016 as compared to the comparable 2015 period. Geographically, on a year-over-year basis, sales from existing businesses grew at a high-single digit rate in Asia and at low-single digit rates in Europe and the United States, partly offset by double digit rate declines in sales in Latin America and Canada. The Company expects overall sales from existing businesses to grow on a year-over-year basis during the fourth quarter of 2016 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies, as well as other factors identified above in "—Information Relating to Forward-Looking Statements."
Acquisitions
During the first nine months of 2016, the Company acquired three businesses for cash consideration of $191 million, net of cash acquired. The businesses acquired complement existing units of the Professional Instrumentation and Industrial Technology segments. The aggregate annual sales of these three businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $47 million.

RESULTS OF OPERATIONS
Sales Growth
The following table summarizes the components of aggregate year-over-year sales growth during the three and nine months ended September 30, 2016 as compared to the comparable period of 2015:

	% Change Three Months Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Months Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	2.7%	0.3%
Acquisitions (a)	0.6%	0.6%
Currency exchange rates	(0.5)%	(1.0)%
Total	2.8%	(0.1)%

(a) Includes the impact from both acquisitions and the Separation
Operating Profit Margins
Operating profit margins were 20.6% for the three months ended September 30, 2016, an increase of 80 basis points as compared to 19.8% in the comparable period of 2015. Year-over-year operating profit margin comparisons were favorably impacted by higher 2016 sales volumes, incremental year-over-year pricing improvements, cost savings associated with restructuring actions and productivity improvement initiatives taken in 2015 and the incrementally favorable impact of the impairment of certain tradenames used in the Industrial Technologies segment in 2015 and 2016. Year-over-year margin comparisons were unfavorably impacted by incremental year-over-year costs associated with various new product development, sales and marketing growth investments and increased general and administrative costs associated with the Separation. The impact in 2016 of acquired businesses for the three months ended September 30, 2016 was negligible.
Operating profit margins were 19.8% for the nine months ended September 30, 2016, a decrease of 40 basis points as compared to 20.2% in the comparable period of 2015. Year-over-year operating profit margin comparisons were unfavorably impacted by incremental year-over-year costs associated with various new product development, sales and marketing growth investments, increased general and administrative costs associated with the Separation and the continued effect of a strong U.S. dollar, net of the incremental year-over-year favorable impact of pricing improvements offset by sales volumes, cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015 and the incrementally favorable impact of the impairment of certain tradenames used in the Industrial Technologies segment in 2015 and 2016. The impact in 2016 of acquired businesses for the nine months ended September 30, 2016 was negligible.
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Professional Instrumentation	$723.5	$722.0	$2,145.1	$2,229.7
Industrial Technologies	843.9	802.6	2,452.1	2,373.3
Total	$1,567.4	$1,524.6	$4,597.2	$4,603.0

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
Professional Instrumentation Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$723.5	$722.0	$2,145.1	$2,229.7
Operating profit	161.5	157.4	469.9	514.0
Depreciation	8.7	8.9	26.6	26.3
Amortization	17.0	17.0	50.9	51.4
Operating profit as a % of sales	22.3%	21.8%	21.9%	23.1%
Depreciation as a % of sales	1.2%	1.2%	1.2%	1.2%
Amortization as a % of sales	2.3%	2.4%	2.4%	2.3%
Components of Sales Growth

	% Change Three Months Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Months Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	0.7%	(3.3)%
Acquisitions (a)	(0.1)%	0.4%
Currency exchange rates	(0.4)%	(0.9)%
Total	0.2%	(3.8)%

(a) Includes the impact from both acquisitions and the Separation
Year-over-year price increases in the segment contributed 0.4% to sales growth during the three months ended September 30, 2016 and 0.7% to sales growth during the nine months ended September 30, 2016 as compared to the comparable periods of 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a low-single digit rate during the three months ended September 30, 2016 and declined at a low-single digit rate during the nine months ended September 30, 2016 as compared to the comparable periods of 2015. The business continued to experience sequential stabilization in demand during the three months ended September 30, 2016 as compared to both the three months ended July 1, 2016 and April 1, 2016. Demand for field solutions products and services grew at a low-single digit rate during the three months ended September 30, 2016 and declined at a low-single digit rate during the nine months ended September 30, 2016 as compared to the comparable periods of 2015.  During the three and nine months ended September 30, 2016 year-over-year demand increased for online condition-based monitoring equipment and network tools as well as for thermography equipment in China; while demand decreased for calibration and biomedical equipment. In addition, demand increased on a year-over-year basis for industrial test equipment during the three months ended September 30, 2016. Year-over-year sales of product realization services and products remained essentially flat during the three months ended September 30, 2016 and declined at a mid-single digit rate during the nine months ended September 30, 2016 as compared to the comparable periods of 2015. Declines in some major product realization product lines were partly offset by growth in semiconductor and communications end markets in China and increased demand for video network monitoring products and in the Pacific Scientific Energetic Materials business during both the three and nine months ended September 30, 2016 on a year-over-year basis. In addition, during the three months ended September 30, 2016, sales in the communications and educational end markets increased which was partly offset by decreased demand for design, engineering and manufacturing services as compared to the comparable period of 2015. Geographically, sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses increased on a year-over-year basis in China and Western Europe which were partly offset by declines in the United States and Latin America during both the three and nine months ended September 30, 2016.
Sales from existing businesses in the segment’s Sensing Technologies businesses declined at a low-single digit rate during the three months ended September 30, 2016 and at a mid-single digit rate during the nine months ended September 30, 2016 as compared to the comparable periods of 2015. Demand in these businesses continued to stabilize throughout the nine months ended September 30, 2016. Sales declines in control products were partially offset by increased sales of sensing products, primarily in the food and beverage, medical equipment and aerospace end-markets. Geographically, sales from existing businesses decreased on a year-over-year basis in North America and to a lesser extent in Western Europe, partly offset by improved demand in China during both the three and nine months ended September 30, 2016.
Operating profit margins increased 50 basis points during the three months ended September 30, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons:
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes, incremental year-over-year pricing improvements and cost savings associated with the restructuring actions, productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments: 80 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses: 30 basis points.
Operating profit margins decreased 120 basis points during the nine months ended September 30, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development and sales and marketing growth investments and the continued effect of a strong U.S. dollar, net of incremental year-over-year favorable impact of pricing improvements offset by sales volumes and cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2015: 100 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses: 20 basis points.
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
Industrial Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$843.9	$802.6	$2,452.1	$2,373.3
Operating profit	180.6	154.9	484.7	449.4
Depreciation	13.2	12.8	39.4	39.4
Amortization	5.5	4.9	16.3	15.1
Operating profit as a % of sales	21.4%	19.3%	19.8%	18.9%
Depreciation as a % of sales	1.6%	1.6%	1.6%	1.7%
Amortization as a % of sales	0.7%	0.6%	0.7%	0.6%

Components of Sales Growth

	% Change Three Months Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Months Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	4.7%	3.9%
Acquisitions (a)	0.9%	0.4%
Currency exchange rates	(0.5)%	(1.0)%
Total	5.1%	3.3%

(a) Includes the impact from both acquisitions and the Separation
The impact of year-over-year price increases in the segment increased slightly during both the three and nine months ended September 30, 2016, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a high-single digit rate during both the three and nine months ended September 30, 2016 as compared to the comparable periods of 2015, due primarily to strong demand for dispenser, payment systems and environmental compliance products primarily in North America. During the three months ended September 30, 2016 the business began to experience a deceleration in EMV-related demand for indoor point-of-sale solutions as the liability transfer related to EMV enhanced credit card security requirements occurred in October 2015; however, demand continues to increase for dispensers and payment systems as customers in the United States continue to upgrade equipment to comply with the pending deadlines and liability shift related to outdoor payment systems. The Company expects this trend to continue to drive growth at least through 2017.
Sales from existing businesses in the segment’s Automation & Specialty Components business declined at a low-single digit rate during the three months ended September 30, 2016 and at a mid-single digit rate during the nine months ended September 30, 2016, as compared to the comparable periods of 2015.  The businesses continued to experience sequential year-over-year improvement in demand during the three months ended September 30, 2016 as compared to both the three months ended July 1, 2016 and April 1, 2016.  During the three months ended September 30, 2016, increased year-over-year demand for automation products was more than offset by the continued decline in demand for engine retarder products due primarily to weakness in the North American truck market.  During the nine months ended September 30, 2016, increased year-over-year demand for industrial automation products was more than offset by soft year-over-year demand in certain medical and defense related end markets as well as the decline in demand for engine retarder products.  Geographically, year-over-year demand during the three and nine months ended September 30, 2016 was weak in North America, partly offset by growth in Europe and China.
Sales from existing businesses in the segment’s Franchise Distribution business grew at a mid-single digit rate during both the three and nine months ended September 30, 2016, as compared to the comparable periods of 2015, due primarily to continued net increases in franchisees as well as continued growth in demand for professional tool products and tool storage products, primarily in the United States. This growth was partly offset by year-over-year declines in wheel service equipment sales during both the three and nine months ended September 30, 2016.
Operating profit margins increased 210 basis points during the three months ended September 30, 2016 as compared to the comparable period of 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes, incremental year-over-year pricing improvements and the incrementally favorable impact of the impairment of certain tradenames used in the segment in 2015 and 2016, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments: 200 basis points

•	The incremental net accretive effect in 2016 of acquired businesses: 10 basis points

Operating profit margins increased 90 basis points during the nine months ended September 30, 2016 as compared to the comparable period of 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes, incremental year-over-year pricing improvements and the incrementally favorable impact of the impairment of certain tradenames used in the segment in 2015 and 2016, net of incremental year-over-year costs associated with various growth investments, new product development and sales and marketing growth investments and the continued effect of a strong U.S. dollar: 80 basis points

•	The incremental net accretive effect in 2016 of acquired businesses: 10 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$1,567.4	$1,524.6	$4,597.2	$4,603.0
Cost of sales	(794.5)	(777.4)	(2,361.0)	(2,360.3)
Gross profit	772.9	747.2	2,236.2	2,242.7
Gross profit margin	49.3%	49.0%	48.6%	48.7%
The year-over-year increase in cost of sales during the three months ended September 30, 2016 as compared to the comparable period in 2015 is due primarily to the impact of higher year-over-year sales volumes partly offset by incremental year-over-year cost savings associated with restructuring and productivity, material cost and supply chain improvement actions and the continued effect of a strong U.S. dollar.
Cost of sales was essentially flat during the nine months ended September 30, 2016 as compared to the comparable period in 2015 due primarily to incremental year-over-year costs associated with various growth investments, partly offset by the impact of lower year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity, material cost and supply chain improvement actions and the continued effect of a strong U.S. dollar.
The year-over-year increase in gross profit (and the related 30 basis point increase in gross profit margin) during the three months ended September 30, 2016 as compared to the comparable period in 2015 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with 2015 restructuring activities, continued productivity, material cost and supply chain improvements and favorable year-over-year price increases.
The year-over-year decrease in gross profit (and the related 10 basis point decrease in gross profit margin) during the nine months ended September 30, 2016 as compared to the comparable period in 2015 is due primarily to lower year-over-year sales volumes, incremental year-over-year costs associated with various growth investments and the continued effect of a strong U.S. dollar, partly offset by the favorable impact of incremental year-over-year cost savings associated with 2015 restructuring activities, continued productivity, material cost and supply chain improvements and favorable year-over-year price increases.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$1,567.4	$1,524.6	$4,597.2	$4,603.0
Selling, general and administrative (“SG&A”) expenses	354.5	349.7	1,042.3	1,024.4
Research and development (“R&D”) expenses	95.2	95.7	285.6	286.7
SG&A as a % of sales	22.6%	22.9%	22.7%	22.3%
R&D as a % of sales	6.1%	6.3%	6.2%	6.2%
SG&A expenses increased during both the three and nine months ended September 30, 2016 as compared to the comparable periods of 2015 due primarily to increased general and administrative costs associated with the Separation and incurred in preparation for being a stand-alone company, partly offset by the incrementally favorable impact of year-over-year impairment charges recorded during the three months ended September 30, 2016 and October 1, 2015 related to certain tradenames used in the Industrial Technologies segment.
SG&A expenses as a percentage of sales decreased 30 basis points on a year-over-year basis for the three months ended September 30, 2016 and increased 40 basis points on a year-over-year basis for the nine months ended September 30, 2016. The decrease in SG&A expense as a percentage of sales during the three months ended September 30, 2016 as compared to the comparable period of 2015 is due primarily to the impact of higher sales volumes during the period, partly offset by continued investments in the Company's sales and marketing growth initiatives and increased general and administrative costs incurred during 2016 associated with the Separation and in preparation for being a stand-alone company. The increase in SG&A expense as a percentage of sales during the nine months ended September 30, 2016, as compared to the comparable period of 2015 is driven by continued investments in the Company's sales and marketing growth initiatives, increased general and administrative costs incurred during 2016 associated with the Separation and in preparation for being a stand-alone company and the impact of lower sales volumes.
R&D expenses remained relatively flat during both the three and nine months ended September 30, 2016 as compared to the comparable periods of 2015. R&D expenses as a percentage of sales decreased 20 basis points during the three months ended September 30, 2016 due primarily to the impact of higher sales volumes during the period, partly offset by continued investment in new product development initiatives. R&D expenses as a percentage of sales remained flat during the nine months ended September 30, 2016 as compared to the comparable periods of 2015.
INTEREST COSTS
For a discussion of the Company's outstanding indebtedness, refer to Note 5 to the Consolidated and Combined Condensed Financial Statements.
Interest expense of $23.4 million and $26.1 million was recorded for the three and nine months ended September 30, 2016, respectively, arising from the Company's outstanding indebtedness, initiated in June 2016. Before the Separation, the Company was dependent on Danaher for all of its working capital and financing requirements under Danaher's centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, the Company recorded no interest expense in its combined financial statements for periods prior to the Separation. In the event that additional liquidity is required, particularly in connection with acquisitions, the Company may enter into additional borrowings under its commercial paper programs or credit facilities and/or access the capital markets. If the Company enters into such additional financing transactions, the amount of annual interest expense will increase.
INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 24.3% and 26.6% respectively, as compared to 34.9% and 32.6% for the three and nine months ended October 2, 2015, respectively.
The Company’s effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
The effective tax rate for the fourth quarter of 2016 (taking into consideration the impact of the Separation that was completed on July 2, 2016) is forecasted to be approximately 27.9% based on the projected mix of earnings before tax by jurisdiction excluding the impact of any matters that would be treated as "discrete." The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection which would impact the Company’s effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of certain worldwide tax matters, and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
In accordance with the tax matters agreement, Danaher is liable for and has indemnified Fortive against all income tax liabilities involving "Joint" filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to "Separate" filings. Joint filings involve legal entities, such as those in the United States, that include operations of both Danaher and the Company. Separate filings include certain non-U.S. entities that exclusively include either Danaher's or the Company's operations, respectively.
COMPREHENSIVE INCOME
Comprehensive income increased $20 million for the three months ended September 30, 2016 as compared to the comparable period of 2015, due primarily to higher net earnings and favorable pension adjustments, partly offset by unfavorable changes in foreign currency translation.  For the three months ended September 30, 2016, the Company recorded a foreign currency translation loss of $26 million compared to a translation loss of $10 million for the three months ended October 2, 2015.
Comprehensive income increased $101 million for the nine months ended September 30, 2016 as compared to the comparable period of 2015, due primarily to higher net earnings and favorable changes in foreign currency translation, partly offset by less favorable pension adjustments.  For the nine months ended September 30, 2016, the Company recorded a foreign currency translation loss of $14 million compared to a translation loss of $100 million for the nine months ended October 2, 2015.

INFLATION
The effect of inflation on the Company’s sales and net earnings was not significant in either the three or nine months ended September 30, 2016.
LIQUIDITY AND CAPITAL RESOURCES
Prior to the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described below, financial transactions relating to the business operations of the Company during the period prior to the Separation were accounted for through the Former Parent's investment, net ("Former Parent's Investment") account of the Company. Accordingly, none of the Former Parent's cash, cash equivalents or debt at the corporate level was assigned to the Company in the financial statements for the periods prior to the Separation.
As a result of the Separation, the Company no longer participates in Danaher’s cash management and financing operations. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company generates substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on its outstanding indebtedness, and manage its capital structure on a short and long-term basis.
In June 2016, the Company completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility (the “Term Facility”) and a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility,” and together with the Term Facility, the “Credit Agreement”). The Company borrowed the entire $500 million of loans under the Term Facility;

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series (collectively, the “Notes”); and

•	Established a commercial paper program supported by the Revolving Credit Facility.
These financing activities yielded net proceeds of approximately $3.5 billion (including commercial paper outstanding as of September 30, 2016 of $527 million), of which approximately $3.0 billion was paid to Danaher in June 2016 as a cash dividend in connection with the Separation. Refer to Note 5 of the Consolidated and Combined Condensed Financial Statements for more information related to the Company’s long-term indebtedness.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the nine months ended September 30, 2016:

	Nine Months Ended
($ in millions)	September 30, 2016	October 2, 2015
Net cash provided by operating activities	$819.4	$621.1

Cash paid for acquisitions	$(190.6)	$—
Payments for additions to property, plant and equipment	(90.0)	(87.0)
All other investing activities	4.3	3.1
Net cash used in investing activities	$(276.3)	$(83.9)

Net proceeds from borrowings (maturities of 90 days or less)	$525.6	$—
Proceeds from borrowings (maturities longer than 90 days)	$2,983.0	$—
Cash dividend paid to Former Parent	(3,000.0)	—
Payment of cash dividend to shareholders	(24.2)	—
Net transfers to Former Parent	(301.4)	(537.2)
All other financing activities	(2.2)	—
Net cash provided by (used in) financing activities	$180.8	$(537.2)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Operating cash flows were approximately $819.4 million for the first nine months of 2016, an increase of $198.3 million, or approximately 32%, as compared to the comparable period of 2015. The year-over-year change in operating cash flows from 2015 to 2016 was primarily attributable to the following factors:

•	2016 operating cash flows benefited from higher net earnings for the first nine months of 2016 as compared to the comparable period in 2015.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $62.4 million in operating cash flows during the first nine months of 2016, compared to $88.5 million used in the comparable period of 2015. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $62.2 million of operating cash flows during the first nine months of 2016, compared to $86.6 million used in the comparable period of 2015. This source of operational cash flow resulted primarily from the timing of cash payments for income taxes, interest and various employee-related liabilities.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $192 million during the nine months ended September 30, 2016 as compared to the comparable period of 2015, due primarily to the business acquisitions during 2016 and a slight increase in capital expenditures.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development initiatives, and improving information technology systems. Capital expenditures increased $3 million during the nine months ended September 30, 2016 as compared to the comparable period of 2015 due primarily to timing of these investments within the year. For the full year 2016, the Company expects capital spending to be between $110 million and $130 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash inflows associated with the issuance of commercial paper and other debt, offset by payments and net transfers to Danaher and payments of quarterly cash dividends to shareholders. Cash provided by financing activities was $181 million for the nine months ended September 30, 2016, an increase of $718 million as compared to the comparable period in 2015, due primarily to the Company’s incurrence of approximately $3.5 billion of indebtedness as described above, offset by an increase in payments and transfers to Danaher of approximately $2.8 billion.
The Company generally expects to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under its commercial paper program. Under this program, the Company may issue and sell unsecured, short-term promissory notes with maturities not exceeding 397 days. As of September 30, 2016, borrowings outstanding under the Company’s commercial paper program had a weighted average annual interest rate of 0.9% and a weighted average remaining maturity of approximately 20 days. The Company classified its borrowings outstanding under the commercial paper programs as of September 30, 2016 as long-term debt in the accompanying Consolidated and Combined Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Revolving Credit Facility to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
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
The carrying value of total debt outstanding as of September 30, 2016 was approximately $3.5 billion. The Company had $1.5 billion available under its Revolving Credit Facility as of September 30, 2016; of this amount, approximately $0.5 billion was being used to backstop outstanding commercial paper balances.  Accordingly, the Company had the ability to incur an additional $1.0 billion of indebtedness under the Revolving Credit Facility as of September 30, 2016. Refer to Note 5 of the Consolidated and Combined Condensed Financial Statements for information regarding the Company’s financing activities and indebtedness.
Dividends
In the third quarter of 2016, the Company declared a regular quarterly dividend of $0.07 per share paid on September 30, 2016 to holders of record on August 26, 2016, representing the Company's first quarterly dividend. Aggregate cash payments for dividends paid to shareholders during the first nine months of 2016 were $24.2 million.
Cash and Cash Requirements
As of September 30, 2016, the Company held approximately $724.8 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Substantially all of the cash was held outside of the United States.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a current tax liability for the funds that it plans to repatriate to the United States this year. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of September 30, 2016, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
Until the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher for the periods prior to Separation, no cash, cash equivalents and borrowings were included in the Consolidated and Combined Condensed Financial Statements at December 31, 2015. For all periods prior to the Separation, other financial transactions relating to the business operations of the Company were accounted for through the Former Parent's Investment account of the Company.
The Company has cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, and support other business needs or objectives. With respect to the Company’s cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the nine months ended September 30, 2016 to the items the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Information Statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s Information Statement. Other than as set forth below, there were no material changes during the nine months ended September 30, 2016 to the information reported in the Company’s Information Statement.
Interest Rates
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2016, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $210 million.
As of September 30, 2016, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar commercial paper and term loan borrowings (refer to Note 5 to the Consolidated and Combined Condensed Financial Statements for information regarding the Company’s outstanding indebtedness as of September 30, 2016). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations and term loans to refinance all or part of these borrowings. For the three months ended September 30, 2016, the average annual interest rate associated with outstanding commercial paper and term loan borrowings was approximately 1.3% and the Company recorded interest expense of $3.4 million on these variable-rate obligations.  A hypothetical 10% increase in interest rates would have increased the Company’s interest expense by $0.3 million for the three months ended September 30, 2016.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the "Risk Factors" section of the Company's Information Statement. There were no material changes during the quarter ended September 30, 2016 to the risk factors reported in the "Risk Factors" section of the Company's Information Statement.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-37654).

10.1	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico.

10.2	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin.

11.1	Computation of per-share earnings (See Note 10, “Capital Stock and Earnings Per Share”, to our Consolidated and Combined Condensed Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated and Combined Condensed Statements of Earnings for the three and nine months ended September 30, 2016 and October 2, 2015, (iii) Consolidated and Combined Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and October 2, 2015, (iv) Consolidated and Combined Condensed Statement of Changes in Equity as of September 30, 2016, (v) Consolidated and Combined Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and October 2, 2015, and (vi) Notes to Consolidated and Combined Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 27, 2016	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 27, 2016	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer