Form 10-K
period 2016-12-31
Fortive Corp
filed 2017-02-28
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-37654
 ________________________________________________
FORTIVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	47-5654583
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6920 Seaway Blvd Everett, WA	98203
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 446 - 5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 17, 2017 the number of shares of Registrant’s common stock outstanding was 346,006,504. Prior to the separation of Registrant from Danaher Corporation on July 2, 2016, the Registrant was a wholly-owned subsidiary of Danaher Corporation. Consequently, there were no aggregate market value of common stock held by non-affiliates of the Registrant as of July 1, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates of the Registrant as of February 17, 2017 was $17.6 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2017 Proxy Statement specifically incorporated herein by reference, the 2017 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, transportation technology, sensing, product realization, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries across North America, Asia Pacific, Europe and Latin America.
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress, and we are united by our culture of continuous improvement and bias for action that embody the Fortive Business System (“FBS”). Through rigorous application of our proprietary FBS set of growth, lean, and leadership tools and processes, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing and leadership development. Our commitment to FBS and goal of creating long-term shareholder value have enabled us to drive customer satisfaction and profitability; significant improvements in innovation, growth and operating margins; and disciplined acquisitions to execute strategy and expand our portfolio into new and attractive markets.
Our 2016 sales by geographic destination (geographic destination refers to the geographic area where the final sale to our customer is made) were: North America, 58% (including 56% in the United States); Europe, 18%; Asia Pacific, 19%, and all other regions, 5%. For additional information regarding sales by geography, please refer to Note 18 to the Consolidated and Combined Financial Statements included in this Annual Report.
Fortive Corporation is a Delaware corporation and was incorporated in 2015 in connection with the separation of Fortive from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). At the time of the Separation, Fortive Corporation consisted of Danaher’s former Test and Measurement segment, Industrial Technologies segment (excluding the product identification business), and retail/commercial petroleum business. The Separation was effectuated through a pro-rata dividend distribution on July 2, 2016 of all of the then-outstanding shares of common stock of Fortive Corporation to the holders of common stock of Danaher as of June 15, 2016. In this Annual Report, the term “Fortive” or the “Company” refer to either Fortive Corporation or to Fortive Corporation and its consolidated subsidiaries, as the context requires.
Reportable Segments
The table below describes the percentage of our total annual revenues attributable to each of our two segments over each of the last three years ended December 31, 2016. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 18 to the Consolidated and Combined Financial Statements for the year ended December 31, 2016 included in this Annual Report.

	2016	2015	2014
Professional Instrumentation	46%	48%	49%
Industrial Technologies	54%	52%	51%
Professional Instrumentation
Our Professional Instrumentation segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure and temperature. Customers for these products and services include industrial service, installation and maintenance professionals, designers and manufacturers of electronic devices and instruments, and other customers for whom precision and reliability are critical in their specific applications. 2016 sales for this segment by geographic destination were: North America, 50%; Europe, 18%; Asia Pacific, 26%, and all other regions, 6%.
Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. Our Advanced Instrumentation & Solutions business was primarily established through the acquisitions of Qualitrol in the 1980s, Fluke Corporation in 1998, Tektronix in 2007, Keithley Instruments in 2010, eMaint in 2016 and numerous bolt-on acquisitions. Our Sensing Technologies business was primarily established through the acquisition of Chicago Pneumatic in the 1980s and Gems Sensors in 1997.
Advanced Instrumentation & Solutions
Our Advanced Instrumentation & Solutions business consists of:
Field Solutions Our field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment, and computerized maintenance management software for critical infrastructure in electrical utility and industrial applications. These products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality, among other parameters. Typical users of these products and software include electrical engineers, electricians, electronic technicians, medical technicians, network technicians, and industrial service, installation and maintenance professionals. The business also makes and sells instruments, controls and monitoring and maintenance systems used by maintenance departments in electric utilities and industrial facilities to monitor assets, including transformers, generators, motors and switchgear. Products are marketed under a variety of brands, including FLUKE, FLUKE BIOMEDICAL, FLUKE NETWORKS, and QUALITROL.
Product Realization Our product realization services and products help developers and engineers convert concepts into finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Typical users of these products and services include research and development engineers who design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products, and video equipment manufacturers, content developers and broadcasters. The business also provides a full range of design, engineering and manufacturing services and highly-engineered, modular components to enable conceptualization, development and launch of products in the medical diagnostics, cell therapy and consumer markets. Finally, the business designs, develops, manufactures and markets critical, highly-engineered energetic materials components in specialized vertical applications. Products and services are marketed under a variety of brands, including INVETECH, KEITHLEY, PACIFIC SCIENTIFIC ENERGETIC MATERIALS COMPANY and TEKTRONIX.

Competition in the Advanced Instrumentation & Solutions business is based on a number of factors, including the reliability, performance, ruggedness, ease of use, ergonomics and aesthetics of the product, the service provider’s relevant expertise with particular technologies and applications, as well as the other factors described under “-Competition.” Sales in the segment are generally made through independent distributors and direct sales personnel.
Sensing Technologies
Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity. Users of these products span a wide variety of industrial and manufacturing markets, including medical equipment, food and beverage, marine, industrial, off-highway vehicles, building automation and semiconductors. Our competitive advantage in these markets is based on our ability to apply advanced sensing technologies to a variety of customer needs, many of which are in demanding operating environments. Our modular products and agile supply chain enable rapid customization of solutions for unique operational requirements and which meet the lead-time needs of our customers. Competition in the business is based on a number of factors, including technology, application design expertise, lead time, channels of distribution, brand awareness, as well as the other factors described under “-Competition.” Products in this business are marketed under a variety of brands, including ANDERSON-NEGELE, GEMS and SETRA. Sales in the segment are generally made through direct sales personnel and independent distributors.
Manufacturing facilities of our Professional Instrumentation segment are located in North America, Europe and Asia.
Industrial Technologies
Our Industrial Technologies segment offers critical technical equipment, components, software and services for manufacturing, repair and transportation markets worldwide. We offer fueling, environmental, field payment, vehicle tracking and fleet management solutions that are used in retail, commercial, and private fleet applications, as well as precision motion-control and other specialty products and solutions that enable manufacturing and other process industries around the world to operate more effectively and efficiently. Customers for these products and services include retail and commercial fueling operations, fleet owners, industrial machine original equipment manufacturers (“OEMs”), commercial auto-repair businesses and other industrial customers. 2016 sales for this segment by geographic destination were: North America, 65%; Europe, 18%; Asia Pacific, 13%, and all other regions, 4%.
Our Industrial Technologies segment consists of our Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. Our Transportation Technologies business originated with the acquisition of Veeder-Root in the 1980s and subsequently expanded through additional acquisitions, including the acquisitions of Gilbarco in 2002, Navman Wireless in 2012, Teletrac in 2013, ANGI Energy Systems in 2014, Global Traffic Technologies in 2016 and numerous bolt-on acquisitions. Our Automation & Specialty Components business was primarily established through the acquisitions of Pacific Scientific Company in 1998, Kollmorgen Corporation in 2000 and Thomson Industries in 2002, as well as numerous other acquisitions. Our Franchise Distribution business was established through the acquisitions of Matco Tools and Hennessy Industries in 1986.
Transportation Technologies
Our Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. This business consists of:
Retail/Commercial Petroleum Our retail/commercial petroleum products include environmental monitoring and leak detection systems; vapor recovery equipment; fuel dispenser systems for petroleum and compressed natural gas; point-of-sale and secure electronic payment technologies for retail petroleum stations; submersible turbine pumps; and remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support. Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Our retail/commercial petroleum products are marketed under a variety of brands, including ANGI, GASBOY, GILBARCO, GILBARCO AUTOTANK and VEEDER-ROOT.
Telematics Our telematics products include vehicle tracking and fleet management hardware and software solutions that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle safety, compliance, operating efficiency and productivity. Typical users of these solutions span a variety of industries and include businesses and other organizations that manage vehicle fleets. In addition, our smart traffic products include traffic management hardware and software that municipalities and other communities use to improve efficiency and safety of emergency vehicles and public transit services. Our telematics products are marketed under a variety of brands, including NAVMAN, and TELETRAC.

Customers in this line of business choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “-Competition.” Sales are generally made through independent distributors and our direct sales personnel.
Automation & Specialty Components
Our Automation & Specialty Components business provides a wide range of electromechanical and electronic motion control products (including standard and custom motors, drives and controls) and mechanical components (such as ball screws, linear bearings, clutches/brakes and linear actuators), as well as supplemental braking systems for commercial vehicles. The automation products are sold in various precision motion markets, such as the markets for packaging equipment, medical equipment, metal forming equipment, robotics and food and beverage processing applications. Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the breadth of the supplier’s product offering, the geographic coverage offered by the supplier and the other factors described under “-Competition.” The business is also a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 3 through 7 vehicles. Customers are primarily major OEMs of class 3 through class 8 vehicles, and typically choose suppliers based on their technical expertise and total cost of ownership. Products in this business are marketed under a variety of brands, including DYNAPAR, HENGSTLER, JAKE BRAKE, KOLLMORGEN, PORTESCAP and THOMSON. Sales are generally made through our direct sales personnel and independent distributors.
Franchise Distribution
Our Franchise Distribution business consists of:
Professional Tools We manufacture and distribute professional tools, toolboxes and automotive diagnostic equipment through our network of franchised mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics typically select tools based on relevant innovative features and the other factors described under “-Competition.”
Wheel Service Equipment We produce a full-line of wheel service equipment including brake lathes, tire changers, wheel balancers, and wheel weights under various brands including the COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel and independent distributors. Competition in the wheel service equipment business is based on the factors described under “-Competition.”
Manufacturing facilities of our Industrial Technologies businesses are located in North America, South America, Europe and Asia.
************************************
The following discussion includes information common to both of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2016 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Fortive.

Competition
We believe that we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment, since none of our competitors offer all of the same product and service lines or serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Our management believes that we have a market leadership position in most of the markets we serve. Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
Seasonal Nature of Business
General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, capital equipment sales are often stronger in the fourth calendar quarter and sales to OEMs are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.
Working Capital
We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items in either of our reportable segments. In addition, our sales and payment terms are generally similar to those of our competitors.
Backlog
The following sets forth the unfulfilled orders attributable to each of our segments as of December 31 ($ in millions):

	2016	2015
Professional Instrumentation	$566	$523
Industrial Technologies	632	543
Total	$1,198	$1,066
We expect that a majority of the unfilled orders as of December 31, 2016 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
As of December 31, 2016, we employed approximately 24,000 persons, of whom approximately 12,000 were employed in the United States and approximately 12,000 were employed outside of the United States. Of our United States employees, approximately 1,500 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.

Research and Development (“R&D”)
We believe that our competitive position is maintained and enhanced through the development and introduction of new products and services that incorporate improved features and functionality, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We conduct R&D activities for the purpose of designing and developing new products and applications that address customer needs and emerging trends, as well as enhancing the functionality, effectiveness, ease of use and reliability of our existing products. Our R&D efforts include internal initiatives and those that use licensed or acquired technology. We expect to continue investing in R&D at a rate consistent with our historical trends, with the goal of maintaining or improving our competitive position, and entering new markets. The following sets forth our R&D expenditures over each of the last three years ended December 31, by segment and in the aggregate ($ in millions):

	2016	2015	2014
Professional Instrumentation	$229	$232	$238
Industrial Technologies	156	146	150
Total	$385	$378	$388
We generally conduct R&D activities on a business-by-business basis, primarily in North America, Asia and Europe. We anticipate that we will continue to make significant expenditures for R&D as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored R&D was not material in 2016, 2015 or 2014.
Government Contracts
Although the substantial majority of our revenue in 2016 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Regulatory Matters
We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 15 to the Consolidated and Combined Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
Export/Import Compliance
We are required to comply with various U.S. export/import control and economic sanctions laws, including:

•
the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services listed on the United States Munitions List;

•
the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer and re-export of certain dual-use goods, technology and software (which are items that have both commercial and military or proliferation applications);

•
the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and

•	the import regulatory activities of the U.S. Customs and Border Protection.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”
International Operations
Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets.
The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for the year ended December 31, by segment and in the aggregate, based on geographic destination:

	2016	2015	2014
Professional Instrumentation	52%	51%	53%
Industrial Technologies	37%	39%	44%
Total	44%	45%	48%
The table below describes long-lived assets located outside the United States as of December 31, as a percentage of total long-lived assets, by segment and in the aggregate (including assets held for sale):

	2016	2015	2014
Professional Instrumentation	21%	21%	29%
Industrial Technologies	22%	25%	19%
Total	21%	23%	25%
For additional information related to revenues and long-lived assets by country, please refer to Note 18 to the Consolidated and Combined Financial Statements and for information regarding deferred taxes by geography, please refer to Note 12 to the Consolidated and Combined Financial Statements.
The manner in which our products and services are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the United States, though we also sell directly from the United States into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.
Financial information about our international operations is contained in Note 18 to the Consolidated and Combined Financial Statements and information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2016, 2015 or 2014.
Available Information
We maintain an internet website at www.fortive.com. We make available free of charge on the website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Our Internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.
Risks Related to Our Business
Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, and other challenges that affect the global economy adversely affect us and our distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products (references to products also includes software) and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increasing price competition in our served markets;

•	supply interruptions, which could disrupt our ability to produce our products;

•	increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets; and

•
increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

There can be no assurances that the capital markets will be available to us or that our lenders will be able to provide financing in accordance with their contractual obligations.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets, and product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.

We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Many of our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see the section entitled “Business-Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.
Changes in industry standards and governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment and electronic communications, and market standardizations, such as the Europay, MasterCard and Visa (“EMV”) global standard. We develop, configure and market our products and services to meet customer needs created by these regulations and standards. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations (or in the interpretation, application or enforcement thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timeline may result in substantially different levels of demand for our products and services from period to period.
Any inability to consummate acquisitions at our anticipated rate and at appropriate prices could negatively impact our growth rate and stock price.
Our ability to grow revenues, earnings and cash flow at or above our anticipated rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates anticipated, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions.
Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products and services with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and services and technological innovations;

•	differentiate our offerings from our competitors’ offerings and avoid commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;

•
successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time; and

•	stimulate customer demand for and convince customers to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, though we rely on our suppliers to adhere to our supplier standards of conduct, material violations of such standards of conduct could occur that could have a material effect on our financial statements.
Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses and enter other strategic relationships in the ordinary course, some of which may be material; please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. These acquisitions and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:

•	any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

•	we may incur or assume significant debt in connection with our acquisitions or strategic relationships;

•	acquisitions or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;

•	pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;

•	acquisitions or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;

•	we could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers;

•	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition or strategic relationship;

•
we may assume by acquisition or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

•
in connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results;

•
in connection with acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets; and

•
we may have interests that diverge from those of strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. In addition, some of our operations require the controlled use of hazardous or energetic materials in the development, manufacturing or servicing of our products. We cannot assure you that our environmental, health and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements. Moreover, any accident that results in significant personal injury or property damage, whether occurring during development, manufacturing, servicing, use, or storage of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damages, harm to our reputation, and reduction in morale among our employees, any of which may adversely and materially affect our results of operations.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 15 to the Consolidated and Combined Financial Statements for the year ended December 31, 2016 included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.
In addition to the environmental, health, safety, anticorruption and other regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:

•
we are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory; and

•
we also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements. For additional information regarding these risks, please refer to the section entitled “Business-Regulatory Matters.”
International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2016, approximately 44% of our sales were derived from customers outside the United States In addition, many of our manufacturing operations, suppliers and employees are located outside the United States Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, including changes in relationship with United States;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2016, the net carrying value of our goodwill and other intangible assets totaled approximately $4.7 billion. In accordance with generally accepted accounting principles in the United States of America (“GAAP”), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may transact in a currency other than the business’ functional currency, and movements in the transaction currency relative to the functional currency could also result in unfavorable exchange rate effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income taxes in the United States and in various non-U.S. jurisdictions. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. In addition, any significant change to the tax system in the United States or in other jurisdictions, including changes in the taxation of international income, could adversely affect our financial statements.
We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2016, we had approximately $3.4 billion of long-term debt on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes, such as acquisitions;

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	placing us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

•	limiting our ability to borrow additional funds;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates; and

•
resulting in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial or restrictive covenants contained in our debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

Our ability to satisfy our obligations depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all.
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our credit agreement include a debt-to-EBITDA ratio. Specifically, the credit agreement requires us to maintain as of the end of any fiscal quarter a consolidated net leverage ratio of debt to consolidated EBITDA (as defined in the credit agreement) of less than 3.50 to 1.00 or, for four consecutive quarters immediately following the consummation of any qualified acquisition, less than 3.75 to 1.00. In addition, the credit agreement requires us to maintain a consolidated interest coverage ratio of consolidated EBITDA to interest expense of greater than 3.50 to 1.00 as of the end of any fiscal quarter.
Our ability to comply with these restrictions and covenants may be affected by events beyond our control. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. Also, an acceleration of the debt under one of our debt instruments would trigger an event of default under other of our debt instruments.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets that we were previously unable to estimate or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.
If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position and financial statements.
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position and financial statements. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our financial statements.
Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, death, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our profitability.
Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As discussed in the section entitled “Business-Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our profitability.
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties and some of which are managed in a decentralized, independent basis by our operating companies, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented multiple, significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.

Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
We have certain U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our productivity, results of operations and reputation.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.
Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation (“Restated Certificate of Incorporation”) and amended and restated bylaws (“Amended and Restated Bylaws”) contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board of Directors (the “Board”) rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:

•	the inability of our shareholders to call a special meeting;

•	the inability of our shareholders to act by written consent;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of the Board to issue preferred stock without shareholder approval;

•
the division of the Board into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•	a provision that shareholders may only remove directors with cause;

•	the ability of our directors, and not shareholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and

•
the requirement that the affirmative vote of shareholders holding at least 80% of our voting stock is required to amend our amended and restated bylaws and certain provisions in our amended and restated certificate of incorporation.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers.
However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that the Board determines is not in the best interests of our company and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.
Our amended and restated certificate of incorporation provides that unless the Board otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our shareholders, any action asserting a claim against our company or any of our directors or officers arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against our company or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with our company or our directors or officers, which may discourage such lawsuits against our company and our directors and officers.
Risks Related to the Separation
As an independent, publicly traded company, we may not enjoy the same benefits that we did as a part of Danaher.
As an independent, publicly traded company, we are more susceptible to market fluctuations and other adverse events than if we were still a part of the current Danaher organizational structure. As part of Danaher, we were able to enjoy certain benefits from Danaher’s operating diversity, purchasing power and opportunities to pursue integrated strategies with Danaher’s other businesses. As an independent, publicly traded company, we do not have similar diversity or integration opportunities and do not have similar purchasing power or access to capital markets.
Potential indemnification liabilities to Danaher pursuant to our separation agreement with Danaher could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
Our separation agreement with Danaher, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify Danaher under the circumstances set forth in the separation agreement, we may be subject to substantial liabilities.
In connection with the Separation, Danaher has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation agreement and certain other agreements with Danaher (the “Agreements”), Danaher has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Danaher has agreed to retain, and there can be no assurance that the indemnity from Danaher will be sufficient to protect us against the full amount of such liabilities, or that Danaher will be able to fully satisfy its indemnification obligations. In addition, Danaher’s insurers may attempt to deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Danaher or such insurance providers any amounts for which we may be held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.
There could be significant liability if the Separation fails to qualify as a tax-free transaction for U.S. federal income tax purposes.
It was a condition to the distribution of all of our shares of common stock to the holders of Danaher common stock in connection with the Separation that Danaher receive an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Danaher, regarding the qualification of the distribution, together with certain related transactions, as a transaction that is tax-free to Danaher and Danaher’s shareholders, for U.S. federal income tax purposes, within the meaning of Sections 355(a) and

368(a)(1)(D) of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from Danaher and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, Danaher may not be able to rely on the opinion, and Danaher and its shareholders could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that the distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion.
Under the tax matters agreement between Danaher and us, we are required to indemnify Danaher against taxes incurred by Danaher that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Code. Under the tax matters agreement between Danaher and us, we may also be required to indemnify Danaher for other contingent tax liabilities, which could materially adversely affect our financial position. Even if we are not responsible for tax liabilities of Danaher under the tax matters agreement, we nonetheless could be liable under applicable tax law for such liabilities if Danaher were to fail to pay them.  If we are required to pay any liabilities under the circumstances set forth in the tax matters agreement or pursuant to applicable tax law, the amounts may be significant.
We may not be able to engage in certain corporate transactions for a two-year period after the Separation.
To preserve the tax-free treatment for U.S. federal income tax purposes to Danaher of the Separation, under the tax matters agreement that we entered into with Danaher, we are restricted from taking any action that prevents the distribution from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we are subject to specific restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. In addition, under the tax matters agreement, we may be required to indemnify Danaher against any such tax liabilities as a result of the acquisition of our stock or assets, even if it does not participate in or otherwise facilitate the acquisition.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher.
Because of their current or former positions with Danaher, certain of our executive officers and directors own equity interests in Danaher. In addition, certain of our directors are currently serving on the Danaher board of directors. Continuing ownership of shares of Danaher common stock and equity awards, or service as a director at both companies could create, or appear to create, potential conflicts of interest if we and Danaher face decisions that could have implications for both Danaher and us.
We or Danaher may fail to perform under the various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
The separation agreement and other agreements entered into in connection with the separation determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnification related to liabilities and obligations. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. We are relying on Danaher to satisfy its performance and payment obligations under these agreements. If Danaher is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. Internally and by engaging third parties, we have created, and continue to create, our own systems and services to replace many of the systems and services that Danaher provided to us. However, we may not be successful in implementing these systems and services or in transitioning data from Danaher’s systems to ours.
Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.
In connection with the Separation, Danaher undertook several corporate restructuring transactions which, together with the Separation, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the Separation, any entity involved in these restructuring transactions or the Separation:

•	was insolvent;

•	was rendered insolvent by reason of the Separation;

•	had remaining assets constituting unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareholders to return to Danaher some or all of the shares of our common stock issued in the distribution, or require Danaher or us, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the fair value of its liabilities or if it incurred debt beyond its ability to repay the debt as that debt matures.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Everett, Washington in a facility that we own. As of December 31, 2016, our facilities included approximately 100 significant facilities, which facilities are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 55 of these facilities are located in the United States in over 20 states and approximately 45 are located outside the United States in nearly 20 countries, including Canada and countries in Asia Pacific, Europe and Latin America. These facilities cover approximately 10 million square feet, of which approximately 7 million square feet are owned and approximately 3 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is: Professional Instrumentation, 47; and Industrial Technologies, 53.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 14 to the Consolidated and Combined Financial Statements for the year ended December 31, 2016 included in this Annual Report for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 27, 2017. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	51	President and Chief Executive Officer	2015
Patrick J. Byrne	56	Senior Vice President	2016
Martin Gafinowitz	58	Senior Vice President	2016
Barbara B. Hulit	50	Senior Vice President	2016
Charles E. McLaughlin	55	Senior Vice President – Chief Financial Officer	2015
Patrick K. Murphy	55	Senior Vice President	2016
William W. Pringle	49	Senior Vice President	2016
Raj Ratnakar	49	Vice President – Strategic Development	2016
Jonathan L. Schwarz	45	Vice President – Corporate Development	2016
Peter C. Underwood	47	Senior Vice President – General Counsel and Secretary	2016
Stacey A. Walker	46	Senior Vice President – Human Resources	2016
Emily A. Weaver	45	Vice President – Chief Accounting Officer	2016
James A. Lico has served as Chief Executive Officer and President, as well as a member of the Board since the Separation. Prior to the Separation, Mr. Lico served in leadership positions in a variety of different functions and businesses after joining Danaher in 1996, including as Executive Vice President from 2005 to 2016.
Patrick J. Byrne has served as a Senior Vice President of Fortive since the Separation. Prior to the Separation, Mr. Byrne served as President of Danaher’s Tektronix business from July 2014 to July 2016, after serving as Chief Technology Officer and Vice President-Strategy and Business Development for Danaher’s Test and Measurement segment from 2012 to July 2014. Prior to joining Danaher, he served as Chief Executive Officer of Intermec Technologies, a manufacturer of automated identification and data capture equipment, from 2007 until 2012.
Martin Gafinowitz has served as a Senior Vice President of Fortive since the Separation. Prior to the Separation, Mr. Gafinowitz served as Senior Vice President-Group Executive of Danaher from March 2014 to July 2016 after serving as Vice President-Group Executive of Danaher from 2005 to March 2014.
Barbara B. Hulit has served as a Senior Vice President since the Separation. Prior to the Separation, Ms. Hulit served as Senior Vice President - Danaher Business System Office for Danaher from January 2013 to July 2016 and as President of Fluke Corporation from May 2005 to January 2013.
Charles E. McLaughlin has served as Senior Vice President, Chief Financial Officer since the Separation. Prior to the Separation, Mr. McLaughlin served as Senior Vice President-Diagnostics Group CFO for Danaher’s Diagnostics business from May 2012 to July 2016, and as Senior Vice President-Chief Financial Officer of Danaher’s Beckman Coulter business from July 2011 to July 2016.
Patrick K. Murphy has served as Senior Vice President of Fortive since the Separation. Prior to the Separation, Mr. Murphy served as a Group President of Danaher after joining Danaher in March 2014 until July 2016. Prior to joining Danaher, he served as CEO of Nidec Motor Corporation and President of the ACIM (Appliance, Commercial and Industrial Motor) Business Unit of Nidec Corporation, a manufacturer of commercial, industrial, and appliance motors and controls, from 2010 until October 2013.
William W. Pringle has served as a Senior Vice President of Fortive since the Separation. Prior to the Separation, Mr. Pringle served as Senior Vice President-Fluke and Qualitrol for Danaher from October 2015 to July 2016 and as President of Danaher’s Fluke business from July 2013 to July 2016, after serving as President-Fluke Industrial Group from May 2012 to July 2013. Prior to joining Danaher, Mr. Pringle served in a series of progressively more responsible roles with Whirlpool Corporation, a manufacturer of home appliances, from 2008 until May 2012, including most recently as Senior Vice President-Integrated Business Units.
Raj Ratnakar has served as Vice President, Strategic Development of Fortive since the Separation. Prior to the Separation, Mr. Ratnakar served as a Vice President-Strategic Development of Danaher from August 2012 to July 2016. Prior to joining

Danaher, he served as Vice President of Corporate Strategy for Tyco Electronics, a global manufacturing company, from 2009 until August 2012.
Jonathan L. Schwarz has served as Vice President, Corporate Development of Fortive since the Separation. Prior to the Separation, Mr. Schwarz served as Vice President-Corporate Development of Danaher from 2010 to July 2016.
Peter C. Underwood has served as Senior Vice President, General Counsel and Secretary of Fortive since May 2016. Prior to joining Fortive, Mr. Underwood served as Vice President, General Counsel and Secretary of Regal Beloit Corporation, a manufacturer of electric motors, from 2010 through May 2016.
Stacey A. Walker has served as a Senior Vice President, Human Resources of Fortive since the Separation. Prior to the Separation, Ms. Walker served as Vice President-Talent Management of Danaher from January 2014 to July 2016 after serving as Vice President-Talent Planning from December 2012 to December 2013 and as Vice President-Human Resources for Danaher’s Chemtreat business from 2008 to November 2012.
Emily A. Weaver has served as Vice President, Chief Accounting Officer of Fortive since the Separation. Prior to the Separation, Ms. Weaver served as Vice President-Finance of Danaher from April 2013 to July 2016. Prior to joining Danaher, she served as Deputy Controller of GE Transportation, a unit of General Electric, a global manufacturing company, from 2010 until March 2013.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 17, 2017, there were approximately 2,600 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends declared per share, in each case for the periods described below, were as follows:

	2016
	High	Low	Dividends Per Share
Third quarter	$53.66	$47.50	$0.07
Fourth quarter	$55.97	$47.49	$0.07
Our payment of dividends in the future will be determined by our Board and will depend on business conditions, our earnings and other factors.
Issuer Purchases of Equity Securities
Neither the Company nor any “affiliated purchaser” repurchased any shares of Fortive common stock during the fourth quarter of fiscal year ended December 31, 2016.
Recent Issuances of Unregistered Securities
None

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	As of and for the Year Ended December 31
	2016	2015	2014		2013	2012
Sales	$6,224.3	$6,178.8	$6,337.2		$5,961.9	$5,785.3
Operating profit	1,246.0	1,269.7	1,245.3		1,143.2	1,127.8
Earnings before income taxes	1,197.0	1,269.7	1,279.2	(a)	1,143.2	1,127.8
Net earnings	872.3	863.8	883.4	(a)	830.9	763.7
Net earnings per share:
Basic	2.52	2.50	2.56		2.41	2.21
Diluted	2.51	2.50	2.56		2.41	2.21
Dividends declared and paid per share	0.14	—	—		—	—
Total assets	8,189.8	7,210.6	7,355.6		7,240.1	6,762.3
Total debt	$3,358.0	$—	$—		$—	$—

(a) Includes $34 million ($26 million after-tax or $0.08 per diluted share) gain on sale of our electric vehicle systems (“EVS”)/hybrid product line. Refer to Note 4 to the Consolidated and Combined Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, transportation technology, sensing, product realization, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries across North America, Asia Pacific, Europe and Latin America.
We completed the Separation on July 2, 2016, the first day of our fiscal third quarter. Before that date, Fortive was a wholly owned subsidiary of Danaher and our businesses were comprised of certain Danaher operating units. Danaher transfered these businesses to us prior to the Separation. The Separation was completed in the form of a pro rata distribution by Danaher to its stockholders of record on June 15, 2016, of all of the outstanding shares of Fortive held by Danaher. Fortive was incorporated in the state of Delaware on November 10, 2015 in order to facilitate the Separation.
In connection with the Separation, on July 1, 2016, we entered into the Agreements that govern the Separation and the relationships between the parties following the Separation, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Danaher Business System license agreement and a transition services agreement.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Financial Instruments and Risk Management

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards

BASIS OF PRESENTATION
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with GAAP. The combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 19 to the Consolidated and Combined Financial Statements.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher.
These consolidated and combined financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
OVERVIEW
General
Please see “Item 1. Business – General” included in this Annual Report for a discussion of the Company’s strategies for delivering long-term shareholder value. Fortive is a multinational business with global operations. During 2016, approximately 44% of our sales were derived from customers outside the United States. As a diversified industrial growth company with global operations, our businesses are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business across geographies and market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products, services and software, expand and improve the effectiveness of our sales force and continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development and customer-facing resources in order to be responsive to our customers throughout the world.
In this report, references to sales from existing businesses refers to sales from operations calculated according to GAAP but excluding (1) sales impacts from acquired businesses, (2) sales impacts from the Separation and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales or operating profit, as applicable, attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. Sales impacts from the Separation refer to sales to or from Danaher made under agreements entered into, or terminated, in connection with the Separation prior to the first anniversary of the Separation. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales from acquired businesses or the Separation) and (b) the period-to-period change in sales (excluding sales from acquired businesses or the Separation) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture related items (including the impact of agreements with Danaher that were entered into or terminated in connection with the Separation) because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. In addition, we exclude the impact of agreements that were terminated, or entered into, in connection with the Separation because we believe that excluding such impact may be useful to investors in assessing our operational performance independent of the impact on sales to or from Danaher resulting primarily from the Separation. We exclude the effect of currency translation from sales from existing businesses because currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisition and divestiture (including Separation-related items) and currency translation may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during 2016 as compared to 2015 resulting in aggregate year-over-year sales growth from existing businesses of 1.0%. Our Professional Instrumentation segment returned to growth during the second half of 2016 led by increased demand in the Advanced Instrumentation & Solutions business, and year-over-year sales growth in the Industrial Technologies segment continued to be led by increased demand in the Transportation Technologies business driven by implementation deadlines relating to the enhanced credit card security requirements based on the EMV global standards as well as continued share gains in the franchise distribution businesses. We expect the EMV-related rate of growth to decelerate during 2017 due to the recent extension of the compliance deadlines for outdoor payment systems and the decreasing rate of growth for indoor point-of-sale solutions. However, we expect EMV-related demand to continue to drive moderate growth in 2017 and be a significant growth driver for the next several years. Our continued investments in sales growth initiatives and new product introductions, as well as indications of stabilization in broad-based market conditions and other business-specific factors discussed below also contributed to overall sales growth during the year.
Geographically, sales from existing businesses grew at low-single digit rates in both developed and high-growth markets during 2016 as compared to 2015. Sales from existing businesses grew at a mid-single digit rate in Asia, led by growth in China, and at low-single digit rates in Europe and the United States, partly offset by double-digit rate contractions in sales in Latin America and Canada. We expect overall sales from existing businesses to grow on a year-over-year basis during 2017 but remain cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary, fiscal and trade policies, as well as other factors identified in “Item 1A. Risk Factors.”
Acquisitions and Divestitures
During 2016, we acquired three businesses for total consideration of $190 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these three businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $47 million.
During 2015, we acquired two businesses for total consideration of $37 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these two businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $18 million.
During 2014, we acquired six businesses for total consideration of $289 million in cash, net of cash acquired. The businesses acquired complement existing businesses of both our segments. The aggregate annual sales of these six businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $133 million.
In August 2014, we completed the divestiture of our EVS/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture. We recorded a pretax gain on the sale of the product line of $34 million ($26 million after-tax) in our 2014 results. This amount is recorded in other income. Subsequent to the sale, we have no continuing involvement in the EVS/hybrid product line.

RESULTS OF OPERATIONS
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	0.7%	(2.5)%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	1.0%	2.4%
Acquisitions (a)	0.7%	0.1%
Currency exchange rates	(1.0)%	(5.0)%
Total	0.7%	(2.5)%

(a) Includes the impact from both acquisitions and the Separation
Refer to —Professional Instrumentation and —Industrial Technologies sections below for further discussion of aggregate year-over-year sales growth.
Operating Profit Margins
Operating profit margins were 20.0% for the year ended December 31, 2016, a decrease of 50 basis points as compared to 20.5% in 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
The incremental year-over-year costs associated with various product development, sales and marketing growth investments and increased general and administrative costs required to operate as a stand-alone public company and higher year-over-year costs associated with restructuring actions and changes in currency exchange rates, net of higher 2016 sales volumes, the incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2016, and the incrementally favorable impact of the impairment of certain trade names used in the Industrial Technologies segment in 2015 and 2016: 40 basis points

•	The incremental net dilutive effect of acquired businesses: 10 basis points.
Operating profit margins were 20.5% for the year ended December 31, 2015, an increase of 80 basis points as compared to 19.7% in 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes, the incremental year-over-year cost savings associated with restructuring actions and continuing productivity improvement initiatives, and the impact of transition services agreements entered into in connection with Danaher divestitures, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015: 85 basis points

•	Lower year-over-year costs associated with restructuring actions: 25 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses and the impairment of certain trade names used in the Industrial Technologies segment in 2015: 30 basis points.

Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2016	2015	2014
Professional Instrumentation	$2,891.6	$2,974.2	$3,121.6
Industrial Technologies	3,332.7	3,204.6	3,215.6
Total	$6,224.3	$6,178.8	$6,337.2
PROFESSIONAL INSTRUMENTATION
The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions business consists of field solutions products and product realization services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment, and computerized maintenance management software for critical infrastructure in electrical utility and industrial applications. Product realization services and products help developers and engineers convert concepts into finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
Professional Instrumentation Selected Financial Data

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$2,891.6	$2,974.2	$3,121.6
Operating profit	642.3	694.8	691.6
Depreciation	35.6	35.2	36.5
Amortization	63.8	68.3	70.9
Operating profit as a % of sales	22.2%	23.4%	22.2%
Depreciation as a % of sales	1.2%	1.2%	1.2%
Amortization as a % of sales	2.2%	2.3%	2.3%
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	(2.8)%	(4.7)%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	(2.2)%	(0.1)%
Acquisitions (a)	0.4%	0.1%
Currency exchange rates	(1.0)%	(4.7)%
Total	(2.8)%	(4.7)%

(a) Includes the impact from both acquisitions and the Separation
2016 COMPARED TO 2015
Year-over-year price increases in the segment contributed 0.5% to sales growth during 2016 as compared to 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses declined at a low-single digit rate during 2016 as compared to 2015. The business continued to experience stabilization in demand during the second half of 2016 as compared to the first half 2016, and reported increased demand from existing businesses in the second half of 2016 as compared to the comparable prior year period. Geographically, sales from existing businesses declined in the United States and Latin America, partly offset by increases in China and Western Europe. Demand for field solutions products and services declined at a low-single digit rate during 2016 as compared to 2015 with year-over-year sales declines during the first half of the year partly offset by year-over-year sales growth during the second half of 2016.  During 2016, year-over-year demand increased for online condition-based monitoring equipment and network tools as well as for thermography equipment in China, while demand decreased for calibration and biomedical equipment. On a year-over-year basis, industrial product sales for field solutions products and services declined during 2016 but grew during the second half of 2016 compared to the comparable period in 2015, reflecting a stabilization in end customer demand. Year-over-year sales of product realization services and products declined at a mid-single digit rate during 2016 as compared to 2015. Declines in some major product realization product lines were partly offset by growth in education and defense-related end markets and semiconductor and communications end markets in China as well as increased demand for precision electrical measurement products and video network monitoring products. Demand for design, engineering and manufacturing services increased on a year-over-year basis but slowed during the second half of 2016.
Sales from existing businesses in the segment’s Sensing Technologies businesses declined at a low-single digit rate during 2016 as compared to 2015. Demand in these businesses continued to stabilize throughout the year and delivered high-single digit growth on a year-over-year basis during the fourth quarter of 2016. Sales declines during 2016 for control products were partially offset by increased sales of sensing products primarily in the food and beverage, medical equipment and heating and air conditioning end-markets. Geographically, sales from existing businesses decreased on a year-over-year basis in North America, partly offset by improved demand in Asia.
Operating profit margins decreased 120 basis points during 2016 as compared to 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2016 sales volumes (offset by price increases), increased costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates, net of cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2016 and the impact of lower amortization related to acquired intangible assets: 90 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses: 30 basis points.
2015 COMPARED TO 2014
Price increases in the segment contributed 1.0% to year-over-year sales growth during 2015 as compared to 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses increased slightly during 2015 as compared to 2014. Field solutions products grew at a low-single digit rate driven by increased year-over-year demand for electrical, calibration, thermography, networking and biomedical products as well as online condition-based monitoring equipment. Geographically, demand for field solutions products increased in Asia, Western Europe and the Middle East. Sales of product realization services and products declined at a low-single digit rate during 2015 as compared to 2014. Increased year-over-year demand for next-generation oscilloscopes and video network monitoring products and services was more than offset by decreased demand across all other major product and service lines. Geographically, demand increased for product realization services and products in China and Western Europe, but was more than offset by softer demand in Russia, Latin America, North America and Japan.
Sales from existing businesses in the segment’s Sensing Technologies business declined at a mid-single digit rate during 2015 as compared to 2014 due to lower demand in all major end-markets. Geographically, decreased year-over-year demand in North America and Western Europe was partially offset by sales growth in China and Latin America.
Operating profit margins increased 120 basis points during 2015 as compared to 2014 due primarily to incremental year-over-year cost savings associated with restructuring actions and continuing productivity improvement initiatives, and the impact of transition services agreements entered into in connection with Danaher divestitures, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015.

INDUSTRIAL TECHNOLOGIES
The Industrial Technologies segment consists of our Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. Our Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. The Automation & Specialty Components business provides a wide range of electromechanical and electronic motion control products and mechanical components, as well as supplemental braking systems for commercial vehicles. Our Franchise Distribution business manufactures and distributes professional tools and a full-line of wheel service equipment.
Industrial Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$3,332.7	$3,204.6	$3,215.6
Operating profit	667.4	617.2	597.0
Depreciation	53.8	52.9	51.3
Amortization	21.9	20.5	19.3
Operating profit as a % of sales	20.0%	19.3%	18.6%
Depreciation as a % of sales	1.6%	1.7%	1.6%
Amortization as a % of sales	0.7%	0.6%	0.6%
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	4.0%	(0.3)%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	4.1%	4.8%
Acquisitions (a)	0.9%	—%
Currency exchange rates	(1.0)%	(5.1)%
Total	4.0%	(0.3)%

(a) Includes the impact from acquisitions, divestitures, and the Separation
2016 COMPARED TO 2015
Year-over-year price increases in the segment contributed 0.3% to sales growth during 2016 as compared to 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a high-single digit rate during 2016 as compared to 2015, due primarily to strong demand for dispenser, payment and point-of-sale systems, environmental compliance products as well as vehicle and fleet management products, partly offset by weaker year-over-year demand for compressed natural gas products. As expected, beginning in the second half of 2016, the business began to experience reduced EMV-related demand for indoor point-of-sale solutions, as customers had largely upgraded to products that support indoor EMV requirements in the prior year in response to the indoor liability shift. However, demand increased on a year-over-year basis for dispensers and payment systems as customers in the United States continued to upgrade equipment driven primarily by the EMV deadlines related to outdoor payment systems. We expect this trend to continue to drive moderate growth in 2017 and be a significant growth driver for the next several years, although the rate of growth is expected to decelerate during 2017 as compared to 2016 due to the recent extension of the liability shift for outdoor payment systems. Geographically, sales from existing businesses continued to increase on a year-over-year basis in the United States and to a lesser extent in Asia and Western Europe.
Sales from existing businesses in the segment’s Automation & Specialty Components business declined at a low-single digit rate during 2016 as compared to 2015.  The businesses experienced sequential year-over-year improvement in demand during the second half of 2016 as compared to the first half of 2016. During 2016, year-over-year demand declined for engine retarder products due primarily to weakness in the North American heavy-truck market, partly offset by strong growth in China and Europe. In addition, year-over-year demand declined in certain medical and defense related end markets which were partly offset by increased year-over-year demand for industrial automation products particularly in China. Geographically, sales from existing businesses in the segment’s Automation & Specialty Components businesses declined in North America, partly offset by growth in Western Europe and China.
Sales from existing businesses in the segment’s Franchise Distribution business grew at a mid-single digit rate during 2016, as compared to 2015, due primarily to continued net increases in franchisees as well as continued growth in demand for professional tool products and tool storage products, primarily in the United States. This growth was partly offset by year-over-year declines in wheel service equipment sales during 2016.
Operating profit margins increased 70 basis points during 2016 as compared to 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes, pricing improvements, cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2016 and the incrementally favorable impact of the impairment of certain tradenames used in the segment in 2015 and 2016, net of costs associated with various growth investments, product development and sales and marketing growth investments, higher year-over-year costs associated with restructuring actions and changes in currency exchange rates: 65 basis points

•	The incremental net accretive effect in 2016 of acquired businesses: 5 basis points
2015 COMPARED TO 2014
Price increases in the segment had a negligible impact on year-over-year sales growth during 2015 as compared to 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Transportation Technologies business grew at a mid-single digit rate during 2015 as compared to 2014, as year-over-year demand for the business’ dispenser systems, service and point-of-sale systems continued to be strong in North America and India during 2015. Customers, predominantly in the United States, had begun to upgrade point-of-sale systems to comply with deadlines for enhanced credit card security requirements based on the EMV global standard. This growth was partially offset by lower year-over-year sales of retail petroleum products in the Middle East, Russia and Western Europe, largely due to softness in demand from integrated oil companies.
Sales from existing businesses in the segment’s Automation & Specialty Components business increased slightly during 2015 as compared to 2014. A strong increase in year-over-year demand in technology and defense related end-markets in North America and distribution and industrial automation related end-markets in Europe, was largely offset by lower demand in North American distribution and industrial automation related end-markets as well as agricultural related end-markets in North America and Europe. Sales in the engine retarder business were essentially flat on a year-over-year basis, with stronger demand in North America and Europe offset by softer demand in China. Year-over-year sales comparisons are also adversely affected by the sale of our EVS/hybrid product line in the third quarter of 2014, which was not treated as a discontinued operation and the impact of which is reflected in “Acquisitions (divestitures), net” in the Components of Sales Growth table above. See Note 3 to the Consolidated and Combined Financial Statements for the year ended December 31, 2016 for additional information related to this transaction.
Sales from existing businesses in the segment’s Franchise Distribution business grew at a low-double digit rate during 2015 as compared to 2014, due to continued strong demand for tool storage solutions as well as increases in the number of franchisees, primarily in the United States.
Operating profit margins increased 70 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes, incremental year-over-year cost savings associated with restructuring actions and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015: 85 basis points

•	Lower year-over-year costs associated with restructuring actions: 40 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The impairment of certain trade names used in the segment recorded in the third quarter of 2015 and the incremental net dilutive effect of acquisitions in 2014: 55 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$6,224.3	$6,178.8	$6,337.2
Cost of sales	(3,191.5)	(3,178.8)	(3,288.0)
Gross profit	3,032.8	3,000.0	3,049.2
Gross profit margin	48.7%	48.6%	48.1%
Cost of sales increased on a year-over-year basis during 2016 as compared to 2015 due primarily to the impact of higher year-over-year sales volumes, incremental year-over-year costs associated with various growth investments and restructuring actions, partly offset by the continued effect of a strong U.S. dollar and the incremental year-over-year cost savings associated with restructuring and continued productivity, material cost and supply chain improvement actions.
Cost of sales decreased on a year-over-year basis during 2015 as compared to 2014, due primarily to the effect of a stronger U.S. dollar, incremental year-over-year cost savings associated with restructuring actions and continued productivity improvement initiatives and lower year-over-year costs associated with restructuring actions, partially offset by the impact of higher year-over-year sales volumes.
Gross profit margins increased 10 basis points on a year-over-year basis during 2016 as compared to 2015 due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring actions taken in 2015 and 2016, continued productivity and material cost and supply chain improvement actions, partly offset by incremental year-over-year costs associated with various growth investments and higher year-over-year costs associated with restructuring actions.
Gross profit margins increased 50 basis points on a year-over-year basis during 2015 as compared to 2014, due primarily to the favorable impact of higher year-over-year sales volumes and incremental year-over-year cost savings associated with restructuring actions and continued productivity improvement initiatives.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$6,224.3	$6,178.8	$6,337.2
Sales, general and administrative (“SG&A”) expenses	1,402.0	1,352.6	1,416.3
R&D expenses	384.8	377.7	387.6
SG&A as a % of sales	22.5%	21.9%	22.3%
R&D as a % of sales	6.2%	6.1%	6.1%
The year-over-year increase in SG&A expenses in 2016 as compared to 2015 primarily reflects the increased general and administrative costs required to operate as a stand-alone public company as compared to the allocations derived from Danaher in periods prior to the Separation, continued investments in sales and marketing growth initiatives and incremental year-over-year costs associated with restructuring actions, partly offset by year-over- year cost savings associated with restructuring actions taken in 2015 and 2016, the impact of continuing productivity improvement initiatives and the incrementally favorable impact of year-over-year impairment charges recorded during 2016 and 2015 related to certain tradenames used in the Industrial Technologies segment. SG&A expense as a percentage of sales increased 60 basis points in 2016 as compared to 2015.
The year-over-year decrease in SG&A expenses in 2015 as compared to 2014 reflects incremental year-over-year investments in our sales and marketing growth initiatives which were more than offset by the effect of a stronger U.S. dollar in 2015, year-over- year cost savings associated with restructuring actions and continuing productivity improvement initiatives and the impact of transition services agreements entered into in connection with Danaher divestitures. SG&A expense as a percentage of sales decreased 40 basis points on a year-over-year basis as compared to 2014.

R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 10 basis points on a year-over-year basis in 2016 as compared to 2015. Incremental year-over-year increases in investments in our product development initiatives were the primary contributors to this increase. R&D expenses as a percentage of sales were flat on a year-over-year basis in 2015 as compared to 2014.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 10 to the Consolidated and Combined Financial Statements.
Interest expense of $49.0 million was recorded in 2016, arising from our outstanding indebtedness initiated in June 2016. Before the Separation, we depended on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, we recorded no interest expense in our combined financial statements for periods prior to the Separation. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
GAIN ON SALE OF PRODUCT LINE
In August 2014, we completed the divestiture of our EVS/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture. Operating results of the product line were not significant to our segment or overall reported results. We recorded a pretax gain on the sale of the product line of $34 million ($26 million after-tax) in our 2014 results. Subsequent to the sale, we have no continuing involvement in the EVS/hybrid product line.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. We record the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws, including legislative policy changes that may result from the Organization for Economic Co-operation and Development’s (“OECD”) initiative on Base Erosion and Profit Shifting.
The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. A number of the expanded reporting requirements are initially due in 2017, based upon 2016 results and we have taken comprehensive measures to address the requirements of these changes in global tax policy. We do not expect these global tax policy changes to have a significant impact on our results of operations or cash flows.
The majority of our operations are located in the United States. We expect the U.S. government to enact major corporate income tax reform during 2017 and a number of legislative proposals have been put forward. For example, the U.S. House of Representatives has issued a tax reform blueprint that would significantly lower the U.S. corporate tax rate, expand the tax base by eliminating certain deductions such as interest expense and the Section 199 deduction for U.S. manufacturing activities, provide a territorial tax system and a one-time tax on prior un-repatriated earnings, and add a border adjustment mechanism. We are monitoring these developments closely.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. The countries in which we have a significant presence that have lower statutory tax rates than the United States include China, Germany and the United Kingdom. Our ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on our levels of taxable income in these foreign countries and under current U.S. tax law. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
We are routinely examined by various domestic and international taxing authorities. In connection with the Separation, we entered into the Agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “Separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, Danaher is liable for and has indemnified Fortive against all income tax liabilities involving “Joint” filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to the Company’s “Separate” filings.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return is for the short taxable year July 2, 2016 through December 31, 2016. We expect to file our initial U.S. federal income tax return for the 2016 short tax year with the IRS during 2017. Therefore the IRS has not yet begun an examination of the Company. Our operations in certain foreign jurisdictions are under routine audit examinations for the tax years 2007 to 2016.
Comparison of the Years Ended December 31, 2016, 2015 and 2014
For periods prior to the Separation, current income tax liabilities related to entities which filed jointly with Danaher are assumed to be immediately settled with Danaher and are relieved through Former Parent’s investment. Income tax expense and other income tax related information contained in the consolidated and combined financial statements are presented as if we filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a standalone taxpayer for the periods prior to the Separation. The calculation of our income taxes on a separate income tax return basis requires considerable judgment, estimates and allocations.
Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 27.1%, 32.0% and 30.9%, respectively.
Our effective tax rate for each of 2016, 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and from certain tax benefits and credits provided by law. The effective tax rate for 2016 includes benefits from the release of reserves resulting from expirations of statutes of limitations, primarily from periods prior to the Separation.
COMPREHENSIVE INCOME
Comprehensive income decreased by $9 million in 2016 as compared to 2015. Increased net earnings of $9 million and favorable year-over-year changes in foreign currency translation adjustments were more than offset by unfavorable pension benefit adjustments. We recorded a foreign currency translation loss of $124 million in 2016 compared to a translation loss of $132 million in 2015. We recorded a pension benefit adjustments loss of $8 million in 2016 compared to a gain of $18 million in 2015.
Comprehensive income increased by $40 million in 2015 as compared to 2014. Net earnings decreased by $20 million, which was more than offset by favorable year-over-year changes in foreign currency translation and pension benefit adjustments. We recorded a foreign currency translation loss of $132 million in 2015 compared to a translation loss of $154 million in 2014. We recorded a pension benefit adjustments gain of $18 million in 2015 compared to a loss of $19 million in 2014.
INFLATION
The effect of inflation on our revenues and net earnings was not significant in any of the years ended December 31, 2016, 2015 or 2014.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
We are exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices, each of which could impact our financial statements. We generally address our exposure to these risks through our normal operating and financing activities. In addition, our broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on our operating profit as a whole.

Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2016, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $186 million.
As of December 31, 2016, our variable-rate debt obligations consisted primarily of U.S. dollar and Euro-denominated commercial paper and term loan borrowings (refer to Note 10 to the Consolidated and Combined Financial Statements for information regarding our outstanding indebtedness as of December 31, 2016). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and term loans to refinance all or part of these borrowings. Since the Separation the average annual interest rate associated with outstanding term loan borrowings and U.S. dollar and Euro-denominated commercial paper was approximately 1.72%, 0.90% and (0.06)%, respectively. In addition, we recorded interest expense of $6.3 million on these variable-rate obligations. A hypothetical 9 basis points increase in market interest rates as of December 31, 2016 on our variable-rate debt obligations would have increased our interest expense by $1.5 million in 2016.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10.0% depreciation in major currencies relative to the U.S. dollar as of December 31, 2016 would have resulted in a reduction of stockholders’s equity of approximately $166 million.
Currency exchange rates negatively impacted 2016 reported sales by 1.0% as compared to 2015, as the U.S. dollar was, on average, stronger against most major currencies during 2016 as compared to exchange rate levels during 2015. If the exchange rates in effect as of December 31, 2016 were to prevail throughout 2017, currency exchange rates would negatively impact 2017 estimated sales by approximately 1.6% relative to our performance in 2016. In general, additional strengthening of the U.S. dollar against other major currencies would further adversely impact our sales and results of operations on an overall basis and any weakening of the U.S. dollar against other major currencies would positively impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our consolidated and combined financial statements.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk consist of cash and temporary investments, and receivables from customers. We place cash and temporary investments with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although we typically do not obtain collateral or other security to secure these obligations, we regularly monitor the third party depository institutions that hold our cash and cash equivalents. We emphasize safety and liquidity of principal over yield on those funds.
In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES
Prior to the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations during the period prior to the Separation were accounted for through the Former Parent’s investment, net (“Former Parent’s Investment”) account. Accordingly, none of our Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to the Company in the financial statements for the periods prior to the Separation.
As a result of the Separation, we no longer participate in Danaher’s cash management and financing operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, and manage our capital structure on a short and long-term basis.
During 2016, we completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility that expires on June 16, 2019 (the “Term Facility”) and a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”). We borrowed the entire $500 million of loans under the Term Facility;

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series with maturity dates ranging from June 15, 2019 to June 15, 2046 (collectively, the “Notes”); and

•	Established U.S. dollar and Euro-denominated commercial paper programs (collectively the “Commercial Paper Programs”) supported by the Revolving Credit Facility.
Approximately $3.0 billion of the net proceeds of these financings activities was paid to Danaher in June 2016 as a cash dividend in connection with the Separation. Refer to Note 10 of the Consolidated and Combined Financial Statements for more information related to our long-term indebtedness.
In connection with the issuance of the Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of such series. Alternatively, if the exchange offers are not available or cannot be completed, we would be required to use commercially reasonable efforts to file, and cause to be declared effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on the Notes. We expect to file the required registration statement during the first half of 2017.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Years Ended December 31,
($ in millions)	2016	2015	2014
Net cash provided by operating activities	$1,136.9	$1,009.0	$946.7

Cash paid for acquisitions	$(190.1)	$(37.1)	$(289.0)
Payments for additions to property, plant and equipment	(129.6)	(120.1)	(102.6)
Proceeds from sale of product line	—	—	86.7
All other investing activities	8.9	(16.9)	13.8
Net cash used in investing activities	$(310.8)	$(174.1)	$(291.1)

Net proceeds from borrowings (maturities of 90 days or less)	$375.2	$—	$—
Proceeds from borrowings (maturities longer than 90 days)	2,978.1	—	—
Cash dividend paid to Former Parent	(3,000.0)	—	—
Payment of cash dividends to shareholders	(48.4)	—	—
Net transfers to Former Parent	(301.4)	(834.9)	(635.0)
All other financing activities	0.3	—	(20.6)
Net cash provided by (used in) financing activities	$3.8	$(834.9)	$(655.6)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Cash flows from operations increased $128 million, or approximately 12.7%, during 2016 as compared to 2015. This year-over-year change in operating cash flows was primarily attributable to the following factors:

•	2016 operating cash flows benefited from higher net earnings as compared to 2015.

•
The aggregate of accounts receivable, inventories and trade accounts payable generated $13 million of operating cash flows during 2016, compared to the $26 million used in operations during 2015. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $35 million of operating cash flows during 2016, compared to the $61 million used in operations during 2015. The timing of cash payments for income taxes and various employee related liabilities drove the majority of this change.

Cash flows from operations increased $62 million during 2015 as compared to 2014 due primarily to cash generated from higher operating profit in 2015 and lower investments in working capital in 2015 as compared to 2014.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities was approximately $311 million during 2016 compared to approximately $174 million and $291 million of net cash used in 2015 and 2014, respectively.
Net cash used in investing activities increased $137 million during 2016 as compared to 2015, principally due to higher levels of acquisitions during 2016. Net cash used in investing activities decreased $117 million during 2015 as compared to 2014, principally due to lower levels of acquisitions during 2015 and proceeds from the divestiture of the EVS/hybrid product line in 2014. For a discussion of our acquisitions and divestiture, refer to “—Overview.”

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchase of equipment that is used in operating-type lease arrangements with customers. Capital expenditures totaled $130 million in 2016, $120 million in 2015 and $103 million in 2014. The change in capital expenditures is due primarily to timing of these investments. In 2017, we expect capital spending to be between approximately $125 million and $135 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and the issuance of debt in 2016, offset by the dividend paid to Danaher in connection with the Separation, quarterly cash dividends paid to shareholders and net transfers to Former Parent. Cash provided by financing activities was approximately $4 million in 2016, an increase of $839 million as compared to approximately $835 million used in 2015, due primarily to our incurrence of approximately $3.4 billion of indebtedness in 2016, as described above, offset by the $3.0 billion dividend paid to Danaher in connection with the Separation. In addition, year-over-year net transfers to Former Parent decreased by approximately $534 million. Net transfers to Former Parent represents net cash generated by operating and investing activities prior to the Separation that were transferred to Danaher and adjustments to balances transferred from Danaher in accordance with the Agreements.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Under the U.S. dollar and Euro-denominated commercial paper programs, we may issue unsecured, short-term promissory notes with maturities not exceeding 397 and 183 days, respectively. As of December 31, 2016, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had a weighted average annual interest rate of 1.08% and a weighted average remaining maturity of approximately 9 days. As of December 31, 2016, commercial paper outstanding under the Euro-denominated commercial paper program had a weighted average annual interest rate of (0.06)% and a weighted average remaining maturity of approximately 35 days. We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2016 as long-term debt in the accompanying Consolidated and Combined Balance Sheet as we had the intent and ability, as supported by availability under the Revolving Credit Facility to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Credit support for the Commercial Paper Programs is provided by the Revolving Credit Facility. The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs. We expect to limit any borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
The carrying value of total debt outstanding as of December 31, 2016 was approximately $3.4 billion. We had $1.5 billion available under our Revolving Credit Facility as of December 31, 2016; of this amount, approximately $375 million was being used to backstop outstanding commercial paper balances.  Accordingly, we had the ability to incur an additional $1.1 billion of indebtedness under the Revolving Credit Facility as of December 31, 2016. Refer to Note 10 to the Consolidated and Combined Financial Statements for information regarding our financing activities and indebtedness.
Net cash used in financing activities increased $179 million during 2015 as compared to 2014, as more cash was transferred to Danaher due to increases in operating cash flows and less cash was used in investing activities.
Dividends
Following the Separation, we began paying a regular quarterly dividend during the third quarter of 2016. On November 3, 2016, we declared a regular quarterly dividend of $0.07 per share that was paid on December 30, 2016 to holders of record on November 25, 2016. Aggregate cash payments for the two quarterly dividends paid to shareholders during 2016 were $48.4 million.
On January 24, 2017, we declared a regular quarterly dividend of $0.07 per share payable on March 31, 2017 to holders of record on February 24, 2017.

Cash and Cash Requirements
As of December 31, 2016, we held approximately $803.2 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with a negligible weighted average annual interest rate. Substantially all of the cash was held outside of the United States.
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of our foreign subsidiaries, we make an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. We have recorded a current tax liability for the funds that we plan to repatriate to the United States this year. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2016, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Until the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because we were part of Danaher for the periods prior to Separation, no cash, cash equivalents and borrowings were included in the consolidated and combined financial statements at December 31, 2015. For all periods prior to the Separation, other financial transactions relating to our business operations were accounted for through the Former Parent’s Investment account.
We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, pay dividends to shareholders and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under our commercial paper programs and/or access the capital markets. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
During 2016, we contributed $11 million to our non-U.S. defined benefit pension plans. During 2017, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $10 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our contractual obligations as of December 31, 2016 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt and leases:
Long-term debt obligations (a)(b)	$3,374.8	$—	$800.0	$1,124.8	$1,450.0
Capital lease obligations(b)	3.6	0.3	0.9	0.3	2.1
Total long-term debt	3,378.4	0.3	800.9	1,125.1	1,452.1
Interest payments on long-term debt and capital lease obligations (c)	1,057.5	75.2	147.4	129.9	705.0
Operating lease obligations (d)	184.9	44.4	71.2	43.8	25.5
Other:
Purchase obligations (e)	336.3	312.5	20.8	2.9	0.1
Other long-term liabilities reflected on the balance sheet under GAAP (f)(g)	674.3	—	99.1	61.2	514.0
Total	$5,631.4	$432.4	$1,139.4	$1,362.9	$2,696.7

(a) As described in Note 10 to the Consolidated and Combined Financial Statements.
(b) Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2016. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d) Includes future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(e) Consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

(f) Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, pension benefit obligations, net tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

(g) Includes non-contractual obligations of $32 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “More Than 5 Years” column. Refer to Note 12 to the Consolidated and Combined Financial Statements for additional information on unrecognized tax benefits.

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2016:

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$111.0	$75.5	$15.3	$5.6	$14.6
Guarantees consist primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions.

Other Off-Balance Sheet Arrangements
We have, from time to time, divested certain of our businesses and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. We have not included any such items in the contractual obligations table above because they relate to unknown conditions and we cannot reasonably estimate the potential liabilities from such matters, but we do not believe it is reasonably possible that any such liability will have a material effect on our financial statements. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe the financial risk of default by such sub-lessors is individually and in the aggregate not material to our financial statements.
In the normal course of business, we periodically enter into agreements that require us to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of our products or services or claims alleging that our products, services or software infringe third party intellectual property. We have not included any such indemnification provisions in the contractual obligations table above. Historically, we have not experienced significant losses on these types of indemnification obligations.
Our Restated Certificate of Incorporation requires us to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Our Amended and Restated Bylaws provide for similar indemnification rights. In addition, we have executed with each of our directors and executive officers an indemnification agreement which provides for substantially similar indemnification rights and under which we have agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While we maintain insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.
Legal Proceedings
Please refer to Note 15 to the Consolidated and Combined Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factor”
CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to the Consolidated and Combined Financial Statements.
Accounts Receivable: We maintain allowances for doubtful accounts to reflect probable credit losses inherent in our portfolio of receivables. Determination of the allowances requires us to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from our trade accounts, contract and financing receivable portfolios. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality. We regularly perform detailed reviews of our accounts receivable portfolio to determine if an impairment has occurred and to assess the adequacy of the allowances. If the financial condition of our customers were to deteriorate with a severity, frequency and/or timing different from our assumptions, additional allowances would be required and our financial statements would be adversely impacted.

Inventories: We record inventory at the lower of cost or market value. We estimate the market value of our inventory based on assumptions of future demand and related pricing. Estimating the market value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those we projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. Refer to Note 5 to the Consolidated and Combined Financial Statements.
Acquired Intangibles: Our business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 7 to the Consolidated and Combined Financial Statements for a description of our policies relating to goodwill, acquired intangibles and acquisitions.
In performing our goodwill impairment testing, we estimate the fair value of our reporting units primarily using a market based approach. We estimate fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of our reporting units, in addition to recent market available sale transactions of comparable businesses. In evaluating the estimates derived by the market based approach, we make judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. In certain circumstances we also evaluate other factors including results of the estimated fair value utilizing a discounted cash flow analysis (i.e., an income approach), market positions of the businesses, comparability of market sales transactions and financial and operating performance in order to validate the results of the market approach. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
In 2016, we had twelve reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to $1.1 billion. Our annual goodwill impairment analysis in 2016 indicated that in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 0% to approximately 850%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately -10% to approximately 750%. After applying the hypothetical 10% decrease, only one reporting unit’s hypothetical fair value was below its carrying value. We evaluated other factors relating to the fair value of this reporting unit including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and we concluded no impairment charge was required.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect our financial statements.
Contingent Liabilities: As discussed in Note 15 to the Consolidated and Combined Financial Statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 15 to the Consolidated and Combined Financial Statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Revenue Recognition: We derive revenues from the sale of products and services. Refer to Note 2 to the Consolidated and Combined Financial Statements for a description of our revenue recognition policies.
Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the consideration should be allocated among the elements and when to recognize revenue for each element. We allocate revenue to each element in the contractual arrangement based on the selling price hierarchy that, in some instances, may require us to estimate the selling price of certain deliverables that are not sold separately or where third party evidence of pricing is not observable. Our estimate of selling price impacts the amount and timing of revenue recognized in multiple element arrangements.
If our judgments regarding revenue recognition prove incorrect, our revenues in particular periods may be adversely affected.
Corporate Allocations: Prior to the Separation we operated as part of Danaher and not as a stand-alone company. Accordingly, we had been allocated certain shared costs which are reflected as expenses in the combined financial statements for the periods prior to the Separation. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the combined financial statements; however, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods prior to the Separation if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the combined financial statements may not be indicative of expenses that we will incur in the future. Refer to Note 19 to the Consolidated and Combined Financial Statements for a description of the pre-Separation allocations from Danaher and related party transactions.
Stock-Based Compensation: For a description of our stock-based compensation accounting practices, refer to Note 16 to our Consolidated and Combined Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility and expected forfeiture rate. Given our limited trading history following the Separation, stock price volatility used to calculate the fair value of stock-based payment awards in the post-Separation period was estimated based on an average historical stock price volatility of a group of peer companies. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Pension: For a description of our pension accounting practices, refer to Note 11 to the Consolidated and Combined Financial Statements. Certain of our non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2016 would have increased the net obligation by $29 million ($22 million on an after tax basis) from the amounts recorded in the financial statements as of December 31, 2016.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.8% to 6.0%. If the expected long-term rate of return on plan assets during 2016 was reduced by 50 basis points, pension expense in 2016 would have increased by $1.0 million ($0.7 million on an after-tax basis).
Income Taxes: For a description of our income tax accounting policies, refer to Notes 2 and 12 to the Consolidated and Combined Financial Statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized which requires us to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on our financial statements.
We recognize tax benefits from uncertain tax positions only if, in our assessment, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires.
In addition, certain of the Company’s tax returns are currently under review by tax authorities (see “—Results of Operations – Income Taxes” and Note 12 to the Consolidated and Combined Financial Statements). We believe the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in us being required to record charges for prior year tax obligations which could have a material adverse impact on our financial statements, including our effective tax rate.
An increase in our 2016 nominal tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2016 of $12 million.
NEW ACCOUNTING STANDARDS
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for us prospectively beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 provides that an entity should recognize both the current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for us beginning January 1, 2018 (with early adoption permitted) using a modified retrospective transition approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this standard on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies that restricted cash and restricted cash equivalents should be included in cash and cash equivalents in the statement of cash flows. These standards are effective for us beginning January 1, 2018 (with early adoption permitted) using a retrospective transition approach, unless impracticable. Although the assessment of the impact of the new standards has not yet completed, we do not anticipate the adoption of these standards to have a material impact on our financial statements.
In March 2016, the FASB” issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU requires that the difference between the actual tax benefit realized upon exercise and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefit”) be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision. Currently, the excess tax benefit is recorded as a component of additional paid-in capital. The ASU also requires the excess tax benefit realized to be reflected as an operating cash flow rather than as a financing cash flow under current GAAP. We will adopt this standard beginning January 1, 2017. We expect this standard to favorably impact our tax rate by approximately 50 basis points in 2017. However, due to the inherent uncertainties related to, among other things, the timing of employee stock option exercises or the vesting of stock awards and any difference between the underlying stock price on the date of the grant as compared to the date of exercise or vesting, actual results will likely differ from this estimate and depending on the above factors, may adversely affect our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact of this standard on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring the market value of inventory. We will adopt this standard prospectively beginning January 1, 2017. The adoption of this standard is not expected to have a significant impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. This standard is effective for us beginning January 1, 2018. We are currently assessing the impact that the adoption of the new standard will have on our financial statements and related disclosures and will adopt this standard on January 1, 2018.
The impact of adopting this standard is not expected to be material. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the more significant impacts relate to certain customer contracts that will be recognized over time, accounting for deferral of commissions which previously were expensed as incurred and may qualify for capitalization under the new standard, and changes to the timing of recognition of revenue and costs related to certain warranty arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fortive Corporation

We have audited the accompanying consolidated and combined balance sheets of Fortive Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated and combined statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Fortive Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Seattle, Washington
February 27, 2017

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2016	2015
ASSETS
Current assets:
Cash and equivalents	$803.2	$—
Accounts receivable less allowance for doubtful accounts of $47.8 million and $45.6 million, respectively	945.4	979.3
Inventories	544.6	522.9
Prepaid expenses and other current assets	195.5	91.9
Total current assets	2,488.7	1,594.1
Property, plant and equipment, net	547.6	514.8
Other assets	427.2	393.7
Goodwill	3,979.0	3,949.0
Other intangible assets, net	747.3	759.0
Total assets	$8,189.8	$7,210.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$666.2	$657.1
Accrued expenses and other current liabilities	800.3	666.4
Total current liabilities	1,466.5	1,323.5
Other long-term liabilities	674.3	704.6
Long-term debt	3,358.0	—
Equity:
Preferred stock: $0.01 par value, 15 million and 100 shares authorized, respectively; no shares issued or outstanding in either period	—	—
Common stock: $0.01 par value, 2.0 billion and 100 shares authorized; 346.0 million and 100 shares issued; 345.9 million and 100 shares outstanding, respectively	3.5	—
Additional paid-in capital	2,427.2	—
Retained earnings	403.0	—
Former Parent’s investment, net	—	5,193.9
Accumulated other comprehensive income (loss)	(145.8)	(14.4)
Total Fortive stockholders’ equity	2,687.9	5,179.5
Noncontrolling interests	3.1	3.0
Total stockholders’ equity	2,691.0	5,182.5
Total liabilities and stockholders’ equity	$8,189.8	$7,210.6
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2016	2015	2014
Sales	$6,224.3	$6,178.8	$6,337.2
Cost of sales	(3,191.5)	(3,178.8)	(3,288.0)
Gross profit	3,032.8	3,000.0	3,049.2
Operating costs:
Selling, general and administrative expenses	(1,402.0)	(1,352.6)	(1,416.3)
Research and development expenses	(384.8)	(377.7)	(387.6)
Operating profit	1,246.0	1,269.7	1,245.3
Non-operating income (expense):
Gain on sale of product line	—	—	33.9
Interest expense	(49.0)	—	—
Earnings before income taxes	1,197.0	1,269.7	1,279.2
Income taxes	(324.7)	(405.9)	(395.8)
Net earnings	$872.3	$863.8	$883.4
Net earnings per share:
Basic	$2.52	$2.50	$2.56
Diluted	$2.51	$2.50	$2.56
Average common stock and common equivalent shares outstanding:
Basic	345.7	345.2	345.2
Diluted	347.3	345.2	345.2
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2016	2015	2014
Net earnings	$872.3	$863.8	$883.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(123.8)	(131.7)	(154.4)
Pension adjustments	$(7.6)	17.8	(18.9)
Total other comprehensive income (loss), net of income taxes	$(131.4)	(113.9)	(173.3)
Comprehensive income	$740.9	$749.9	$710.1
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Former Parent’s Investment, Net	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, January 1, 2014	—	$—	$—	$—	$4,850.6	$272.8	$1.7
Net earnings for the year	—	—	—	—	883.4	—	—
Net transfers to Former Parent	—	—	—	—	(635.0)	—	—
Other comprehensive loss	—	—	—	—	—	(173.3)	—
Former Parent common stock-based award activity	—	—	—	—	30.8	—	—
Changes in noncontrolling interest	—	—	—	—	—	—	1.5
Balance, December 31, 2014	—	—	—	—	5,129.8	99.5	3.2
Net earnings for the year	—	—	—	—	863.8	—	—
Net transfers to Former Parent	—	—	—	—	(834.9)	—	—
Other comprehensive loss	—	—	—	—	—	(113.9)	—
Former Parent common stock-based award activity	—	—	—	—	35.2	—	—
Changes in noncontrolling interest	—	—	—	—	—	—	(0.2)
Balance, December 31, 2015	—	—	—	—	5,193.9	(14.4)	3.0
Net earnings for the year	—	—	—	451.4	420.9	—	—
Recapitalization	345.2	3.5	—	—	(3.5)	—	—
Cash dividend paid to Former Parent	—	—	—	—	(3,000.0)	—	—
Dividends to shareholders	—	—	—	(48.4)	—	—	—
Net transfers to Former Parent	—	—	—	—	(301.4)	—	—
Noncash adjustments to Former Parent’s investment, net	—	—	2,381.3	—	(2,332.3)	—	—
Other comprehensive loss	—	—	—	—	—	(131.4)	—
Former Parent common stock-based award activity	—	—	—	—	22.4	—	—
Fortive common stock-based award activity	0.7	—	45.9	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, December 31, 2016	345.9	$3.5	$2,427.2	$403.0	$—	$(145.8)	$3.1
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$872.3	$863.8	$883.4
Noncash items:
Depreciation	90.7	88.1	87.8
Amortization	85.7	88.8	90.2
Stock-based compensation expense	45.3	35.2	30.8
Impairment charge on intangible assets	4.8	12.0	—
Gain on sale of product line	—	—	(33.9)
Change in deferred income taxes	(10.0)	8.0	(10.8)
Change in accounts receivable, net	24.8	(51.8)	(74.0)
Change in inventories	(28.7)	(27.7)	(22.2)
Change in trade accounts payable	17.2	53.6	28.8
Change in prepaid expenses and other assets	(16.3)	(61.3)	(27.8)
Change in accrued expenses and other liabilities	51.1	0.3	(5.6)
Net cash provided by operating activities	1,136.9	1,009.0	946.7
Cash flows from investing activities:
Cash paid for acquisitions	(190.1)	(37.1)	(289.0)
Payments for additions to property, plant and equipment	(129.6)	(120.1)	(102.6)
Proceeds from sale of product line	—	—	86.7
All other investing activities	8.9	(16.9)	13.8
Net cash used in investing activities	(310.8)	(174.1)	(291.1)
Cash flows from financing activities:
Net proceeds from borrowings (maturities of 90 days or less)	375.2	—	—
Proceeds from borrowings (maturities longer than 90 days)	2,978.1	—	—
Cash dividend paid to Former Parent	(3,000.0)	—	—
Payment of cash dividends to shareholders	(48.4)	—	—
Net transfers to Former Parent	(301.4)	(834.9)	(635.0)
All other financing activities	0.3	—	(20.6)
Net cash provided by (used in) financing activities	3.8	(834.9)	(655.6)
Effect of exchange rate changes on cash and equivalents	(26.7)	—	—
Net change in cash and equivalents	803.2	—	—
Beginning balance of cash and equivalents	$—	$—	$—
Ending balance of cash and equivalents	$803.2	$—	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION
Fortive is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, transportation technology, sensing, product realization, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries.
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions business consists of field solutions products and product realization services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment, and computerized maintenance management software for critical infrastructure in electrical utility and industrial applications. Product realization services and products help developers and engineers convert concepts into finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
The Industrial Technologies segment consists of our Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. Our Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. The Automation & Specialty Components business provides a wide range of electromechanical and electronic motion control products and mechanical components, as well as supplemental braking systems for commercial vehicles. Our Franchise Distribution business manufactures and distributes professional tools and a full line of wheel service equipment.
Separation from Danaher Corporation—We completed our separation from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016, the first day of our fiscal third quarter (the “Separation”). The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016 of 100 percent of the outstanding shares of Fortive Corporation held by Danaher. Each Danaher stockholder of record as of the close of business on June 15, 2016 received one share of Fortive Corporation (“Fortive” or “the Company”) common stock for every two shares of Danaher common stock held on the record date. Our common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “FTV” on July 5, 2016.
Prior to the Separation, our businesses were comprised of certain Danaher operating units (the “Fortive Businesses”). On July 1, 2016, Danaher contributed the net assets of the Fortive Businesses to Fortive Corporation, formerly a wholly-owned subsidiary of Danaher. In addition, in connection with the Separation, we paid a cash dividend to Danaher in the amount of $3.0 billion and the 100 shares of our common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock. On July 2, 2016, all of these shares were distributed to Danaher stockholders. Following the Separation, Danaher no longer owned any of our shares. Common stock outstanding used to compute per share amounts in the Consolidated and Combined Statements of Earnings for periods prior to July 1, 2016 have been retroactively adjusted to give effect to this recapitalization. Fortive Corporation was incorporated on November 10, 2015, accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding immediately after the recapitalization described above was 345.2 million and is utilized for the calculation of both basic and diluted net earnings per share (“EPS”) for all periods prior to the Separation.
In connection with the Separation, on July 1, 2016, we entered into a separation and distribution agreement with Danaher as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties following the Separation, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Danaher Business System (“DBS”) license agreement and a transition services agreement (“TSA”).
Prior to the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations during the periods prior to the Separation were accounted for through our Former Parent’s investment, net (“Former Parent’s Investment”) account. Accordingly, none of the Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to us in the financial statements for the periods prior to the Separation.
During 2016, we completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility that expires on June 16, 2019 (the “Term Facility”) and a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility,” and together with the Term Facility, the “Credit Agreement”). We borrowed the entire $500 million of loans under the Term Facility;

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series with maturity dates ranging from June 15, 2019 to June 15, 2046 (collectively, the “Notes”); and

•	Established U.S. dollar and Euro-denominated commercial paper programs (collectively “Commercial Paper Programs”) supported by the Revolving Credit Facility.
In connection with the Separation, $3.0 billion of the net proceeds of these financings activities was paid to Danaher in June 2016 as a cash dividend. Refer to Note 10 of the Consolidated and Combined Financial Statements for more information related to our long-term indebtedness.
Basis of Presentation—The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 19.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:

•
The Consolidated Balance Sheet at December 31, 2016 consists of our consolidated balances, while the Combined Balance Sheet at December 31, 2015 consists of the combined balances of the Fortive Businesses.

•
The Consolidated and Combined Statement of Earnings and Statement of Comprehensive Income for the year ended December 31, 2016 consist of our consolidated results for the six months ended December 31, 2016 and the combined results of the Fortive Businesses for the six months ended July 1, 2016. The Combined Statements of Earnings and Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, consist of the combined results of the Fortive Businesses.

•
The Consolidated and Combined Statement of Changes in Equity for the year ended December 31, 2016 consists of our consolidated activity for the six months ended December 31, 2016 and the combined activity of the Fortive Businesses for the six months ended July 1, 2016. The Combined Statements of Changes in Equity for the years ended December 31, 2015 and 2014, consist of the combined activity of the Fortive Businesses.

•
The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2016 consists of our consolidated results for the six months ended December 31, 2016 and the combined results of the Fortive Businesses for the six months ended July 1, 2016. The Combined Statements of Cash Flows for the years ended December 31, 2015 and 2014, consist of the combined results of the Fortive Businesses.

Our consolidated and combined financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

All significant transactions between the Company and Danaher have been included in the accompanying consolidated and combined financial statements for all periods presented. Cash transactions with Danaher prior to the Separation are reflected in the accompanying Consolidated and Combined Statements of Changes in Equity as “Net transfers to Former Parent” and “Cash dividend paid to Former Parent” and in the accompanying Consolidated and Combined Balance Sheets within “Former Parent’s investment, net.” Former Parent’s Investment, which included retained earnings prior to the Separation, represents Danaher’s interest in our recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between us and Danaher or Danaher affiliates for periods prior to the Separation are included in Former Parent’s Investment.
On July 2, 2016, in connection with the Separation, Former Parent’s Investment was redesignated within stockholders’ equity and allocated between common stock and additional paid-in capital based on the number of our common shares outstanding at the distribution date. The Agreements include a “Wrong-Pockets Provision” that allows the parties to make adjustments to ensure the Separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, we may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through stockholders’ equity.
The financial statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated and combined financial statements also reflect the impact of non-controlling interests. Noncontrolling interests do not have a significant impact on our consolidated and combined results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated and Combined Statements of Earnings. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates.
Cash and Equivalents—We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts are reported on the accompanying Consolidated and Combined Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from our trade accounts, contract and financing receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. We regularly perform detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $31 million, $32 million and $26 million of expense associated with doubtful accounts for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in other assets on the Consolidated and Combined Balance Sheets as of December 31, 2016 and 2015 are $214 million and $188 million of net aggregate financing receivables, respectively. Financing receivables are evaluated for impairment collectively in broad groupings that represent homogeneous portfolios based on the underlying nature and risks.
Inventory Valuation—Inventories include the costs of material, labor and overhead. Domestic inventories are stated at the lower of cost or market primarily using the first-in, first-out (“FIFO”) method with certain businesses applying the last-in, first-out method (“LIFO”) to value inventory. Inventories held outside the United States are stated at the lower of cost or market primarily using the FIFO method.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
Other Assets—Other assets principally include noncurrent financing receivables, deferred tax assets and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of accounts receivable and obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 8 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives at least annually for impairment. Refer to Note 3 and Note 7 for additional information about our goodwill and other intangible assets.
Revenue Recognition—As described above, we derive revenues primarily from the sale of Professional Instrumentation and Industrial Technologies products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of an arrangement with a customer, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the associated fee must be reasonably assured. Our principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily record revenue for product sales upon shipment. Sales arrangements entered with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the delivery criteria for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. Certain customer arrangements include multiple elements, typically hardware, installation, training, consulting, services and/or post contract support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS or other services, for which revenue is recognized over the service period. We allocate revenue to each element in the arrangement using the selling price hierarchy and based on each element’s relative selling price. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. We consider relevant internal and external market factors in cases where we are required to estimate selling prices. Allocation of the consideration is determined at the arrangements’ inception.
Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.

Advertising—Advertising costs are expensed as incurred.
Research and Development—We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Research and development costs are expensed as incurred.
Income Taxes—As discussed in Note 12, for periods prior to the Separation, current income tax liabilities are assumed to be immediately settled with Danaher and are relieved through Former Parent's Investment. Income tax expense and other income tax related information contained in the consolidated and combined financial statements are presented as if we filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we had been a standalone taxpayer for the periods prior to the Separation. The calculation of our income taxes on a separate income tax return basis requires considerable judgment, estimates, and allocations.
In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated and Combined Statements of Earnings. We establish valuation allowances for our deferred tax assets if, in our assessment, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated and Combined Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. We recognize tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated and combined financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 12 for additional information.
Restructuring—We periodically initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. We record the cost of the restructuring activities when the associated liability is incurred. Refer to Note 13 for additional information.
Foreign Currency Translation and Transactions—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.

Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2014	$337.3	$(64.5)		$272.8
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(154.4)	(30.4)		(184.8)
Income tax impact	—	8.1		8.1
Other comprehensive income (loss) before reclassifications, net of income taxes	(154.4)	(22.3)		(176.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	4.5	(a)	4.5
Income tax impact	—	(1.1)		(1.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	3.4		3.4
Net current period other comprehensive income (loss):	(154.4)	(18.9)		(173.3)
Balance, December 31, 2014	182.9	(83.4)		99.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(131.7)	17.6		(114.1)
Income tax impact	—	(5.0)		(5.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(131.7)	12.6		(119.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	6.9	(a)	6.9
Income tax impact	—	(1.7)		(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.2		5.2
Net current period other comprehensive income (loss)	(131.7)	17.8		(113.9)
Balance, December 31, 2015	51.2	(65.6)		(14.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(123.8)	(13.8)		(137.6)
Income tax impact	—	2.0		2.0
Other comprehensive income (loss) before reclassifications, net of income taxes	(123.8)	(11.8)		(135.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.5	(a)	5.5
Income tax impact	—	(1.3)		(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	4.2		4.2
Net current period other comprehensive income (loss):	(123.8)	(7.6)		(131.4)
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 11 for additional details).
(b) Includes balances relating to non-U.S. employee defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”). The expense associated with our employees who participated in the Danaher Plans was allocated to us in the accompanying Consolidated and Combined Statements of Earnings for the associated periods prior to the Separation. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 16 for additional information on the stock-based compensation plans.
Pension—We measure our pension assets and obligations to determine the funded status as of year end, and recognize an asset for an overfunded status or a liability for an underfunded status on our balance sheet. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are reported in other comprehensive income (loss). Refer to Note 11 for additional information on our pension plans including a discussion of actuarial assumptions, our policy for recognizing associated gains and losses and the method used to estimate service and interest cost components.
Reclassification - Certain amounts have been reclassified in the financial statements as of and for the year ended December 31, 2015 to conform with the 2016 presentation. These reclassifications have no effect on previously reported operating profit, earnings before income taxes or net earnings.
New Accounting Standards—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for us prospectively beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 provides that an entity should recognize both the current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for us beginning January 1, 2018 (with early adoption permitted) using a modified retrospective transition approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this standard on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies that restricted cash and restricted cash equivalents should be included in cash and cash equivalents in the statement of cash flows. These standards are effective for us beginning January 1, 2018 (with early adoption permitted) using a retrospective transition approach, unless impracticable. Although the assessment of the impact of the new standards has not yet completed, we do not anticipate the adoption of these standards to have a material impact on our financial statements.
In March 2016, the FASB” issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU requires that the difference between the actual tax benefit realized upon exercise and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefit”) be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision. Currently, the excess tax benefit is recorded as a component of additional paid-in capital. The ASU also requires the excess tax benefit realized to be reflected as an operating cash flow rather than as a financing cash flow under current GAAP. We will adopt this standard beginning January 1, 2017. We expect this standard to favorably impact our tax rate by approximately 50 basis points in 2017. However, due to the inherent uncertainties related to, among other things, the timing of employee stock option exercises or the vesting of stock awards and any difference between the underlying stock price on the date of the grant as compared to the date of exercise or vesting, actual results will likely differ from this estimate and depending on the above factors, may adversely affect our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact of this standard on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring the market value of inventory. We will adopt this standard prospectively beginning January 1, 2017. The adoption of this standard is not expected to have a significant impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. This standard is effective for us beginning January 1, 2018. We are currently assessing the impact that the adoption of the new standard will have on our financial statements and related disclosures and will adopt this standard on January 1, 2018.
The impact of adopting this standard is not expected to be material. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the more significant impacts relate to certain customer contracts that will be recognized over time, accounting for deferral of commissions which previously were expensed as incurred and may qualify for capitalization under the new standard, and changes to the timing of recognition of revenue and costs related to certain warranty arrangements.
NOTE 3. ACQUISITIONS
We continually evaluate potential acquisitions that either strategically fit with our existing portfolio or expand our portfolio into a new and attractive business area. We have completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which we acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
We make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We are in the process of obtaining valuations of certain acquired intangible assets in connection with certain acquisitions. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.
During 2016, we acquired three businesses for total consideration of $190 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $47 million. We preliminarily recorded an aggregate of $113 million of goodwill related to these acquisitions.
During 2015, we acquired two businesses for total consideration of $37 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these two businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $18 million. We recorded an aggregate of $21 million of goodwill related to these acquisitions.
During 2014, we acquired six businesses for total consideration of $289 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these six businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $133 million. We recorded an aggregate of $151 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the years ended December 31 ($ in millions):

	2016	2015	2014
Accounts receivable	$5.2	$2.8	$21.0
Inventories	2.2	3.1	30.5
Property, plant and equipment	0.6	1.0	8.5
Goodwill	113.2	21.2	151.1
Other intangible assets, primarily customer relationships, trade names and technology	82.7	13.0	113.8
Trade accounts payable	(1.5)	(0.9)	(8.0)
Other assets and liabilities, net	(12.3)	(3.1)	(27.9)
Net cash consideration	$190.1	$37.1	$289.0
Transaction-related costs and acquisition related fair value adjustments were not material to earnings in 2016, 2015, or 2014.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2016 and 2015 acquisitions as if they had occurred as of January 1, 2015. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2016	2015
Sales	$6,251.0	$6,243.3
Net earnings	$871.2	$862.8
Diluted net earnings per share	$2.51	$2.50
NOTE 4. GAIN ON SALE OF PRODUCT LINE
In August 2014, we completed the divestiture of our electric vehicle systems (“EVS”)/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture. Operating results of the product line were not significant to our segment or overall reported results in 2014. We recorded a pretax gain on the sale of the product line of $34 million ($26 million after-tax) which is included in the Consolidated and Combined Statements of Earnings. Subsequent to the sale, we have no continuing involvement in the EVS/hybrid product line.
In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the divestiture of the EVS/hybrid product line has not been classified as a discontinued operation in these financial statements because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2016	2015
Finished goods	$198.3	$184.1
Work in process	79.3	77.1
Raw materials	267.0	261.7
Total	$544.6	$522.9
As of December 31, 2016 and 2015, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2016	2015
Land and improvements	$63.5	$66.0
Buildings and leasehold improvements	340.8	344.8
Machinery and equipment	1,147.5	1,080.8
Gross property, plant and equipment	1,551.8	1,491.6
Less: accumulated depreciation	(1,004.2)	(976.8)
Property, plant and equipment, net	$547.6	$514.8
Total depreciation expense was $91 million, $88 million and $88 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures totaled $130 million, $120 million and $103 million for the years ended December 31, 2016, 2015 and 2014, respectively. There was no capitalized interest related to capitalized expenditures in any period.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 3, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. We elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across a large spectrum of reporting units.
We estimate the fair value of our reporting units primarily using a market approach, based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of our reporting units, in addition to recent market available sale transactions of comparable businesses. In certain circumstances we also evaluate other factors including results of the estimated fair value utilizing a discounted cash flow analysis (i.e., an income approach), market positions of the businesses, comparability of market sales transactions and financial and operating performance in order to validate the results of the market approach. If the estimated fair value of the reporting unit is less than its carrying value, we must perform additional analysis to determine if the reporting unit’s goodwill has been impaired.
In 2016, we had twelve reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to approximately $1.1 billion. No goodwill impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014 and no “triggering” events have occurred subsequent to the performance of the 2016 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of our goodwill by segment ($ in millions):

	Professional Instrumentation	Industrial Technologies	Total
Balance, January 1, 2015	$2,419.8	$1,575.3	$3,995.1
Attributable to 2015 acquisitions	21.2	—	21.2
Foreign currency translation & other	(40.4)	(26.9)	(67.3)
Balance, December 31, 2015	2,400.6	1,548.4	3,949.0
Attributable to 2016 acquisitions	61.3	51.9	113.2
Foreign currency translation & other	(38.2)	(45.0)	(83.2)
Balance, December 31, 2016	$2,423.7	$1,555.3	$3,979.0
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$301.0	$(240.1)	$296.3	$(221.4)
Customer relationships and other intangibles	731.9	(438.1)	691.7	(386.4)
Total finite-lived intangibles	1,032.9	(678.2)	988.0	(607.8)
Indefinite-lived intangibles:
Trademarks and trade names	392.6	—	378.8	—
Total intangibles	$1,425.5	$(678.2)	$1,366.8	$(607.8)
During 2016 and 2015, we acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 14 years and 7 years, respectively. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2016, 2015 and 2014 was $86 million, $89 million and $90 million, respectively. Based on the intangible assets recorded as of December 31, 2016, amortization expense is estimated to be $60 million during 2017, $55 million during 2018, $52 million during 2019, $45 million during 2020 and $41 million during 2021.
NOTE 8. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on our assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Deferred compensation liabilities	—	$14.8	—	$14.8
December 31, 2015
Deferred compensation liabilities	—	$53.7	—	$53.7
Certain of our management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Prior to the Separation, certain of our management employees participated in Danaher’s nonqualified deferred compensation programs with similar terms except that earnings rates for amounts contributed unilaterally by Danaher were entirely based on changes in the value of Danaher’s common stock.
In connection with the Separation, we established a deferred compensation program which was designed to replicate Danaher’s. Accounts in Danaher’s deferred compensation programs held by Fortive employees at the time of the Separation were converted into accounts in the Fortive deferred compensation program based on the “concentration method” designed to maintain the economic value before and after the Separation date using the relative fair market value of the Danaher and Fortive common stock based on their respective closing prices as of July 1, 2016.  Prior to the Separation, the entire value of the Fortive employees’ deferred compensation program accounts in Danaher’s deferred compensation programs was recorded in other long-term liabilities. Upon conversion of these accounts to the Fortive deferred compensation program, $19.2 million of deferred compensation liabilities were reclassified from other long-term liabilities to additional paid-in capital, representing the value of the deferred compensation that will ultimately be settled in Fortive common stock.
In addition, Danaher retained a liability of approximately $21.7 million of deferred compensation liabilities related to former employees of the Fortive Businesses whose employment terminated prior to the Separation. As a result, the deferred compensation liabilities balance recorded at December 31, 2016 does not include amounts related to such terminated employees. Because this amount had been included in our Combined Balance Sheet prior to the Separation, Danaher’s retention of the liability has been reflected as an adjustment to Former Parent’s Investment. This amount is considered a non-cash financing activity for purposes of the Consolidated and Combined Statements of Cash Flows.
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	December 31, 2016
	Carrying Amount	Fair Value
Long-term borrowings	$3,358.0	$3,321.4
As of December 31, 2016, long-term borrowings were categorized as Level 1. As of December 31, 2015, we did not have any long-term borrowings.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing. The fair values of cash and cash equivalents, accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 11 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2016		2015
	Current	Long-term	Current	Long-term
Compensation and post retirement benefits	$202.4	$49.8	$146.6	$87.4
Claims, including self-insurance and litigation	30.2	52.6	35.3	52.8
Pension benefit obligations	9.9	127.4	11.0	119.2
Taxes, income and other	63.5	344.0	36.1	335.0
Deferred revenue	204.6	80.1	177.3	83.9
Sales and product allowances	45.7	—	55.1	—
Warranty	63.1	1.9	59.2	1.8
Other	180.9	18.5	145.8	24.5
Total	$800.3	$674.3	$666.4	$704.6
NOTE 10. FINANCING
The carrying value of the components of our debt as of December 31, 2016 were as follows ($ in millions):

U.S. dollar-denominated commercial paper	$347.9
Euro-denominated commercial paper	26.8
Variable interest rate Term Facility	500.0
1.80% senior unsecured notes due 2019	298.3
2.35% senior unsecured notes due 2021	744.8
3.15% senior unsecured notes due 2026	890.1
4.30% senior unsecured notes due 2046	546.8
Other	3.3
Long-term debt	$3,358.0
Debt discounts, premiums and issuance costs of $20.1 million as of December 31, 2016 have been netted against the aggregate principal amounts of the related debt in the carrying value of the components of debt table above.
Prior to the Separation, we were dependent on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Financing transactions related to our business operations during the period prior to the Separation were accounted for through the Former Parent’s Investment account. Accordingly, none of Danaher’s debt at the corporate level was assigned to us as of December 31, 2015.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions. However, proceeds from our initial issuances of U.S. dollar-denominated commercial paper were used to pay fees and expenses related to the financing activities described below.
We received net proceeds, after underwriting discounts and arrangement fees from the issuance of the Notes and Term Facility, of approximately $3.0 billion and used these funds to make a $3.0 billion cash dividend payment to Danaher in connection with the Separation.
Credit Facilities
On June 16, 2016, we entered into the Credit Agreement with a syndicate of banks that provides for:

•	a three-year $500 million Term Facility that expires on June 16, 2019. We borrowed the entire $500 million of loans under this facility, and

•	a five-year $1.5 billion Revolving Credit Facility that expires on June 16, 2021.

The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $500 million.
Borrowings under the Credit Agreement (other than bid loans under the Revolving Credit Facility) bear interest at a rate equal (at our option) to either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that varies according to our long-term debt credit rating. We are obligated to pay an annual facility fee for the Revolving Credit Facility of between 9.0 and 25.0 basis points varying according to our long-term debt credit rating.
The Credit Agreement requires us to maintain a consolidated net leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) of less than 3.50 to 1.00 and a consolidated interest coverage ratio of Consolidated EBITDA (as defined in the Credit Agreement) to interest expense of greater than 3.50 to 1.00 as of the end of any fiscal quarter. The Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2016, we were in compliance with all covenants under the Credit Agreement and had no borrowings outstanding under the Revolving Credit Facility.
We borrowed the entire $500 million of variable rate loans under the Term Facility. As of December 31, 2016 borrowings under the Term Facility bear an interest rate of 1.87% per annum. During the period of 2016 in which the Term Facility was outstanding, the annual effective rate was 1.72%. The term loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
Commercial Paper Programs
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs. Under these programs, we may issue unsecured, short-term promissory notes with maturities not exceeding 397 and 183 days, respectively. Interest expense on the notes is paid at maturity and is generally based on our credit ratings at the time of issuance and prevailing short-term interest rates.
As of December 31, 2016, $348 million of commercial paper was outstanding under the U.S. dollar-denominated commercial paper program with a weighted average annual interest rate of 1.08% and a weighted average remaining maturity of approximately 9 days. As of December 31, 2016, $27 million of commercial paper was outstanding under the Euro-denominated commercial paper program with a weighted average annual interest rate of (0.06)% and a weighted average remaining maturity of approximately 35 days.
Credit support for the Commercial Paper Programs is provided by the Revolving Credit Facility. The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the Commercial Paper Programs’ existing credit ratings. We expect to limit any borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in our credit rating would increase the cost of borrowing under our commercial paper programs and the Credit Agreement, and could limit or preclude our ability to issue commercial paper. If our access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, we would expect to rely on a combination of available cash, operating cash flow and the Credit Agreement to provide short-term funding. In such event, the cost of borrowings under the Credit Agreement could be higher than the historic cost of commercial paper borrowings.
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2016 as long-term debt in the accompanying Consolidated and Combined Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.

Long-Term Indebtedness
On June 20, 2016, we completed the private placement of each of the following series of the Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act:

•	$300 million aggregate principal amount of senior notes due June 15, 2019 (the “2019 Notes”) issued at 99.893% of their principal amount and bearing interest at the rate of 1.80% per year.

•	$750 million aggregate principal amount of senior notes due June 15, 2021 issued at 99.977% of their principal amount and bearing interest at the rate of 2.35% per year.

•	$900 million aggregate principal amount of senior notes due June 15, 2026 issued at 99.644% of their principal amount and bearing interest at the rate of 3.15% per year.

•
$350 million and $200 million aggregate principal amounts of senior notes due June 15, 2046 issued at 99.783% and 101.564%, respectively, of their principal amounts and bearing interest at the rate of 4.30% per year.

Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
In connection with the issuance of the Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of such series. Alternatively, if the exchange offers are not available or cannot be completed, we would be required to use commercially reasonable efforts to file, and cause to be declared effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on the Notes.
Covenants and Redemption Provisions Applicable to Notes
We may redeem the Notes of the applicable series, in whole or in part, at any time prior to the dates specified in the Notes indenture (the “Call Dates”) by paying the principal amount and the “make-whole” premium specified in the Notes indenture, plus accrued and unpaid interest. Additionally, with the exception of the 2019 Notes, which have Call Dates equal to the contractual maturity of the note, we may redeem all or any part of the Notes of the applicable series on or after the Call Dates without paying the “make-whole” premium specified in the Notes indenture.

Notes Series	Call Dates
1.80% senior unsecured notes due 2019	June 15, 2019
2.35% senior unsecured notes due 2021	May 15, 2021
3.15% senior unsecured notes due 2026	March 15, 2026
4.30% senior unsecured notes due 2046	December 15, 2045
If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the Notes indenture. Except in connection with a change of control triggering event, the Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the Notes.
The Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2016, we were in compliance with all the covenants under the Notes.

Other
Following the Separation, we made interest payments of $44 million in 2016. Prior to the Separation, we did not make any interest payments because we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries.
There are no minimum principal payments due under our total outstanding debt during the next two years. The future minimum principal payments due are presented in the following table:

	Term Loan	Notes	Total
2019	$500.0	$300.0	$800.0
2020	—	—	—
2021	—	750.0	750.0
Thereafter	—	1,450.0	1,450.0
Total principal payments (a)	$500.0	$2,500.0	$3,000.0

(a) Not included in the table above are net discounts, premiums and issuance costs associated with the Notes, which totaled $20.1 million as of December 31, 2016, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated and Combined Balance Sheet as of December 31, 2016. In addition, the table above does not include principal balances of $374.8 million under the Commercial Paper Programs and other financing balances of $3.3 million.

NOTE 11. PENSION PLANS
We administer and maintain 401(k) Programs. Contributions are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) Programs totaling $50 million in 2016, $26 million in 2015 and $24 million in 2014.
Certain of our non-U.S. employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The following sets forth the funded status of our non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2016	2015
Change in pension benefit obligation:
Benefit obligation at beginning of year	$326.9	$375.1
Service cost	3.5	4.9
Interest cost	7.4	8.4
Employee contributions	1.5	1.1
Benefits paid and other	(12.8)	(10.4)
Plan combinations/acquisitions	2.8	(5.9)
Actuarial loss (gain)	32.2	(17.0)
Amendments, settlements and curtailments	(1.6)	(1.7)
Foreign exchange rate impact	(24.5)	(27.6)
Benefit obligation at end of year	335.4	326.9
Change in plan assets:
Fair value of plan assets at beginning of year	196.7	214.9
Actual return on plan assets	17.9	(0.4)
Employer contributions	10.7	10.8
Employee contributions	1.5	1.1
Amendments and settlements	(0.5)	(1.7)
Benefits paid and other	(12.8)	(10.4)
Plan combinations/acquisitions	1.8	(3.4)
Foreign exchange rate impact	(17.2)	(14.2)
Fair value of plan assets at end of year	198.1	196.7
Funded status	$(137.3)	$(130.2)
Weighted average assumptions used to determine benefit obligations at date of measurement

	2016	2015
Discount rate	1.91%	2.65%
Rate of compensation increase	2.89%	2.77%

Components of net periodic pension cost

($ in millions)	2016	2015
Service cost	$3.5	$4.9
Interest cost	7.4	8.4
Expected return on plan assets	(8.1)	(8.9)
Amortization of net loss	5.5	6.9
Net periodic pension cost	$8.3	$11.3
Net periodic pension costs are included in cost of sales and SG&A in the accompanying Consolidated and Combined Statements of Earnings according to the classification of the participant’s compensation.
Weighted average assumptions used to determine net periodic pension cost at date of measurement

	2016	2015
Discount rate	2.63%	2.41%
Expected return on plan assets	4.19%	4.30%
Rate of compensation increase	2.77%	2.83%
The discount rate reflects the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
Included in accumulated other comprehensive income (loss) as of December 31, 2016 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $0.2 million ($0.2 million, net of tax) and unrecognized actuarial losses of approximately $97 million ($74 million, net of tax). The unrecognized losses are calculated as the difference between the actuarially determined projected benefit obligation, the value of the plan assets and the accumulated contributions in excess of net periodic pension costs as of December 31, 2016. The prior service credits and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2017 is $0.1 million ($0.1 million, net of tax) and $4 million ($3 million, net of tax), respectively. No plan assets are expected to be returned to us during the year ending December 31, 2017.
Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans. This rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.75% to 6.00% and 2.25% to 6.00% in 2016 and 2015, respectively.
Plan Assets
Plan assets are invested in various insurance contracts and equity and debt securities as determined by the administrator of each plan. Some of these investments, consisting of mutual funds and other private investments, are valued using the net asset value (“NAV”) method as a practical expedient. The investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension plans recorded in the financial statements.

The fair values of our pension plan assets as of December 31, 2016, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$4.4	$—	$—	$4.4
Fixed income securities:
Corporate bonds	—	0.3	—	0.3
Mutual funds	—	7.7	—	7.7
Insurance contracts	—	1.4	—	1.4
Total	$4.4	$9.4	$—	$13.8
Investments measured at NAV(a):
Mutual funds				179.8
Other private investments				4.5
Total assets at fair value				$198.1

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.
The fair values of our pension plan assets as of December 31, 2015, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$2.9	$—	$—	$2.9
Fixed income securities:
Corporate bonds	—	(0.1)	—	(0.1)
Mutual funds	—	7.5	—	7.5
Insurance contracts	—	1.5	—	1.5
Total	$2.9	$8.9	$—	$11.8
Investments measured at NAV(a):
Mutual funds				179.6
Other private investments				5.3
Total assets at fair value				$196.7

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.
Certain mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Common stock, corporate bonds and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
Certain mutual funds and other private investments are valued using NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. Depending on the nature of the assets, the underlying investments are valued using a combination of either discounted cash flows, earnings and market multiples, third party appraisals or through reference to the quoted market prices of the underlying investments held by the venture, partnership or private entity where available. In addition, some of these investments have limits on their redemption to monthly, quarterly, semiannually or annually and may require up to 90 days prior written notice. Valuation adjustments reflect changes in operating results, financial condition or prospects of the applicable portfolio company.
The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with the methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Expected Contributions
During 2016, we contributed $11 million to our non-U.S. defined benefit pension plans. During 2017, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $10 million.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

2017	$12.0
2018	12.4
2019	12.4
2020	12.7
2021	12.7
2022-2026	68.9
NOTE 12. INCOME TAXES
Prior to the Separation, our operating results were included in Danaher’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Separation, our combined financial statements reflect income tax expense and deferred tax balances as if we had filed tax returns on a standalone basis separate from Danaher. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the first half of 2016 and for prior periods. For periods prior to the Separation, our pretax operating results exclude any intercompany financing arrangements between entities and include any transactions with Danaher as if it were an unrelated party.
Earnings before income taxes for the years ended December 31 were as follows ($ in millions):

	2016	2015	2014
United States	$812.9	$913.8	$752.0
International	384.1	355.9	527.2
Total	$1,197.0	$1,269.7	$1,279.2
The provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2016	2015	2014
Current:
Federal U.S.	$227.4	$310.8	$243.8
Non-U.S.	74.6	54.3	134.4
State and local	32.7	32.8	28.4
Deferred:
Federal U.S.	(4.6)	(4.0)	10.9
Non-U.S.	(3.0)	12.7	(22.3)
State and local	(2.4)	(0.7)	0.6
Income tax provision	$324.7	$405.9	$395.8

All deferred tax assets and liabilities have been classified as noncurrent deferred tax assets and noncurrent deferred tax liabilities which are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated and Combined Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2016	2015
Deferred Tax Assets:
Allowance for doubtful accounts	$28.5	$26.9
Inventories	33.0	24.3
Pension benefits	49.1	60.6
Environmental and regulatory compliance	18.9	18.9
Other accruals and prepayments	44.2	35.4
Deferred service income	10.5	15.6
Warranty services	27.1	24.8
Stock compensation expense	31.7	30.3
Tax credit and loss carryforwards	74.0	79.9
Other	8.0	11.2
Valuation allowances	(26.7)	(18.6)
Total deferred tax assets	298.3	309.3
Deferred Tax Liabilities:
Property, plant and equipment	(33.2)	(43.3)
Insurance, including self-insurance	(85.2)	—
Goodwill and other intangibles	(416.5)	(380.5)
Other	(10.0)	—
Total deferred tax liabilities	(544.9)	(423.8)
Net deferred tax liability	$(246.6)	$(114.5)
Our deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of deferred income tax assets for each of the jurisdictions in which we operate. If we experience cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, we normally conclude that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if we experience cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, we then consider a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, we would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, we established a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $293 million and $166 million inclusive of valuation allowances of $16 million and $3 million as of December 31, 2016 and December 31, 2015, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $46 million and $51 million inclusive of valuation allowances of $11 million and $16 million as of December 31, 2016 and December 31, 2015, respectively. During 2016, our valuation allowance increased by $8 million primarily due to valuation allowances related to foreign net operating losses.
In periods prior to the Separation, the allocation of deferred taxes in the combined financial statements excluded any amounts related to insurance, including self-insurance. The Fortive Insurance Company was incorporated in June 2016.

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.7%	1.8%	1.5%
Foreign income taxed at lower rate than U.S. statutory rate	(4.7)%	(4.6)%	(5.9)%
Separation related adjustments for final resolution of uncertain tax positions	(1.9)%	—%	—%
Research and experimentation credits, federal domestic production deductions and other	(3.0)%	(0.2)%	0.3%
Effective income tax rate	27.1%	32.0%	30.9%
Our effective tax rate for each of 2016, 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. The countries in which we have a significant presence that have lower statutory tax rates than the United States include China, Germany and the United Kingdom. Our ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on our levels of taxable income in these foreign countries and under current U.S. tax law. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.
As of December 31, 2016 our U.S. and non-U.S. net operating loss carryforwards totaled $178 million, of which $102 million is related to U.S. net operating loss carryforwards and $76 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2016 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $57 million, before applicable valuation allowances of $10 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2017 through 2036. A full valuation allowance was also established as of December 31, 2016 for $16 million of certain tax credit carryforwards from the Separation.
Following the Separation, we made income tax payments of $149 million. Prior to the Separation, we did not make any income tax payments because we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries.
As of December 31, 2016, gross unrecognized tax benefits totaled $29 million ($35 million, net of the impact of $7 million of indirect tax benefits offset by $13 million associated with interest and penalties). As of December 31, 2015, gross unrecognized tax benefits totaled $170 million ($168 million, net of the impact of $41 million of indirect tax benefits offset by $39 million associated with interest and penalties). We recognized approximately $8 million in potential interest and penalties associated with uncertain tax positions during each of 2015 and 2014, and this amount was not significant in 2016. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets), will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2016	2015	2014
Unrecognized tax benefits, beginning of year	$169.9	$167.2	$146.8
Additions based on tax positions related to the current year	6.0	18.4	20.8
Additions for tax positions of prior years	0.4	9.7	11.8
Reductions for tax positions of prior years	(1.2)	(13.4)	(0.8)
Lapse of statute of limitations	(1.3)	(5.5)	(4.6)
Settlements	(0.6)	(1.5)	—
Effect of foreign currency translation	(0.4)	(5.0)	(6.8)
Separation related adjustments (a)	(144.2)	—	—
Unrecognized tax benefits, end of year	$28.6	$169.9	$167.2

(a) Unrecognized tax benefits were reduced by $144 million in 2016 related to positions taken prior to the Separation for which Danaher, as the Former Parent, is the primary obligor and is responsible for settlement and payment of the tax expenses.

We are routinely examined by various domestic and international taxing authorities. In connection with the Separation, we entered into the Agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “Separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, Danaher is liable for and has indemnified Fortive against all income tax liabilities involving “Joint” filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to the Company’s “Separate” filings.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return is for the short taxable year July 2, 2016 through December 31, 2016. We expect to file our initial U.S. federal income tax return for the 2016 short tax year with the Internal Revenue Service (“IRS”) during 2017. Therefore the IRS has not yet begun an examination of the Company. Our operations in certain foreign jurisdictions remain subject to routine examination for tax years 2007 to 2016.
For most of our foreign operations, we make an assertion regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives we could employ if we repatriated these earnings. As of December 31, 2016 and following the restructuring of the entities associated with our foreign operations effectuated by Danaher in connection with the Separation, the basis difference based upon earnings that we plan to reinvest indefinitely outside of the United States for which deferred taxes have not been provided was approximately $941 million.
NOTE 13. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2016	2015	2014
Employee severance related	$14.7	$11.8	$23.7
Facility exit and other related	2.6	0.5	4.3
Impairment charges	4.8	12.0	—
Total restructuring and other related charges	$22.1	$24.3	$28.0
Substantially all restructuring activities initiated in 2016 were completed by December 31, 2016. We expect substantially all cash payments associated with remaining termination benefits recorded in 2016 will be paid during 2017. Substantially all planned restructuring activities related to the 2015 and 2014 plans have been completed and all cash payments related to such activities have been paid. Impairment charges in 2016 and 2015 related to certain trade names used in the Industrial Technologies segment.

The nature of our restructuring and related activities initiated in 2016, 2015 and 2014 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
Restructuring and other related charges recorded for the year ended December 31 by segment were as follows ($ in millions):

	2016	2015	2014
Professional Instrumentation	$6.8	$9.4	$12.1
Industrial Technologies	15.3	14.9	15.9
Total	$22.1	$24.3	$28.0
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2016 and 2015 restructuring actions ($ in millions):

	Balance as of January 1, 2015	Costs Incurred	Paid/ Settled	Balance as of December 31, 2015	Costs Incurred	Paid/ Settled	Balance as of December 31, 2016
Employee severance and related	$20.6	$11.8	$(21.8)	$10.6	$14.7	$(15.7)	$9.6
Facility exit and other related	2.7	12.5	(14.3)	0.9	7.4	(7.2)	1.1
Total	$23.3	$24.3	$(36.1)	$11.5	$22.1	$(22.9)	$10.7
The restructuring and other related charges incurred during 2016 include cash charges of $17 million and $5 million of noncash charges. The restructuring and other related charges incurred during 2015 included $12 million of both cash and noncash charges. The restructuring and other related charges incurred during 2014 were all cash charges. These charges are reflected in the following captions in the accompanying Consolidated and Combined Statements of Earnings ($ in millions):

	2016	2015	2014
Cost of sales	$8.1	$5.9	$5.8
Selling, general and administrative expenses	14.0	18.4	22.2
Total	$22.1	$24.3	$28.0
NOTE 14. LEASES AND COMMITMENTS
Our operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $44 million in 2017, $38 million in 2018, $33 million in 2019, $24 million in 2020, $20 million in 2021 and $26 million thereafter. Total rent expense for all operating leases was $52 million, $53 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from ninety days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, January 1, 2015	$64.5
Accruals for warranties issued during the year	57.7
Settlements made	(61.1)
Effect of foreign currency translation	(0.1)
Balance, December 31, 2015	$61.0
Accruals for warranties issued during the year	59.6
Settlements made	(56.0)
Additions due to acquisitions	0.5
Effect of foreign currency translation	(0.1)
Balance, December 31, 2016	$65.0
NOTE 15. LITIGATION AND CONTINGENCIES
We are, from time to time, subject to a variety of litigation and other proceedings incidental to our business, including lawsuits involving claims for damages arising out of the use of our products, software and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our financial position, results of operations or cash flows.
While we maintain workers compensation, property, cargo, automobile, crime, fiduciary, product, general, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. We maintain third party insurance policies up to certain limits to cover certain liability costs in excess of predetermined retained amounts. For most insured risks, we purchase outside insurance coverage only for severe losses (stop loss insurance) and reserves must be established and maintained with respect to amounts within the self-insured retention.
In accordance with accounting guidance, we record a liability in the consolidated and combined financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, we do not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves we have established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings. Refer to Note 9 for information about the amount of our accruals for self-insurance and litigation liability.
In addition, our operations, products and services are subject to environmental laws and regulations in various jurisdictions, which impose limitations on the discharge of pollutants into the environment and establish standards for the generation, use, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position, and we do not anticipate material capital expenditures for environmental control facilities.

In addition to environmental compliance costs, from time to time, we incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the United States Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where we and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under United States federal and state environmental laws. We have projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. From time to time we are also party to personal injury or other claims brought by private parties alleging injury due to the presence of, or exposure to, hazardous substances.
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2016, we had a reserve of $9 million included in accrued expenses and other liabilities on the Consolidated and Combined Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters.
All reserves have been recorded without giving effect to any possible future third party recoveries. While we actively pursue insurance recoveries, as well as recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.
As of December 31, 2016 and 2015, we had approximately $111 million and $82 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our financial statements.
NOTE 16. STOCK BASED COMPENSATION
We had no stock-based compensation plans prior to the Separation; however certain of our employees participated in the Danaher Plans, which provided for the grants of stock options, PSUs, and RSUs among other types of awards. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. This is reflected in the accompanying Consolidated and Combined Statements of Earnings for periods prior to the Separation.
Outstanding performance-based RSUs and PSUs of Danaher held by our employees with pending performance goals of Danaher at the Separation date were canceled and replaced with Fortive performance-based restricted stock awards (“RSAs”) and performance stock awards (“PSAs”) with comparable value, performance goals and vesting requirements. All other terms of these equity awards continued unchanged following the conversion or replacement.
In connection with the Separation and the employee matters agreement, the Company adopted the 2016 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Danaher held by our employees at the Separation date (the “Converted Awards”) were converted into or replaced with Fortive equity awards (the “Conversion Awards”) under the Stock Plan based on the “concentration method,” and were adjusted to maintain the economic value immediately before and after the distribution date using the relative fair market value of Danaher and Fortive common stock based on their respective closing prices as of July 1, 2016. There was no incremental stock-based compensation expense recorded as a result of this equity award conversion.
The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, RSAs and PSAs (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 23 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2016, approximately 9 million shares of our common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.
RSUs and RSAs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over a five year period, although certain employees may be awarded RSUs with different time-based vesting criteria, and RSAs granted to members of our senior management are also subject to performance-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. However, the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board of Directors (the “Board”). Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding. RSAs granted under the Stock Plan have all of the same dividend, voting and other rights corresponding to all other common stock, provided, however, that the dividends payable on the RSAs will accrue and be delivered at the time of delivery of the shares upon vesting of the RSA.
During 2016, PSAs were granted under the Stock Plan as Conversion Awards that vest based on our total shareholder return ranking relative to the S&P 500 Index over the performance period remaining on the corresponding Converted Awards, as well as Danaher’s total shareholder return prior to the Separation.
The equity compensation awards generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date or in other limited circumstances. To cover the exercise of stock options, vesting of RSUs and PSUs and issuances of RSAs and PSAs, we generally issue shares authorized but previously unissued, although we may instead issue treasury shares; provided, however, that, either type of issuance would equally reduce the number of shares available under our Stock Plan.
We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. We recognize the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period, for example, if the employee becomes retirement eligible before the end of the vesting period). The fair value of RSUs is calculated using the closing price of Fortive common stock on the date of grant, adjusted for the impact of RSUs not having dividend rights prior to vesting. The fair value of RSAs is calculated using the closing price of Fortive common stock on the date of grant. The fair value of the PSUs and PSAs is calculated using a Monte Carlo pricing model. The fair value of the stock options granted is calculated using a Black-Scholes Merton (“Black-Scholes”) option pricing model.
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of our shares sufficient to fund statutory minimum tax withholding requirements have been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the six month period following the Separation, approximately 125 thousand shares of Fortive common stock with an aggregate value of approximately $6 million, were withheld to satisfy this requirement. The tax withholding is treated as a reduction in additional paid-in capital in the accompanying consolidated and combined financial statements.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of SG&A in the accompanying Consolidated and Combined Statements of Earnings. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. Following the Separation, the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest. Accordingly, the amounts presented for the years ended December 31, 2016, 2015 and 2014 may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented.
The following summarizes the components of our stock-based compensation expense under the Stock Plan and the Danaher Plans for the years ended December 31 ($ in millions):

	2016	2015	2014
Stock Awards:
Pretax compensation expense	$28.1	$22.5	$19.3
Income tax benefit	(9.3)	(7.5)	(6.1)
Stock Award expense, net of income taxes	18.8	15.0	13.2
Stock options:
Pretax compensation expense	17.2	12.7	11.5
Income tax benefit	(5.8)	(4.3)	(3.8)
Stock option expense, net of income taxes	11.4	8.4	7.7
Total stock-based compensation:
Pretax compensation expense	45.3	35.2	30.8
Income tax benefit	(15.1)	(11.8)	(9.9)
Total stock-based compensation expense, net of income taxes	$30.2	$23.4	$20.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2016. This compensation cost is expected to be recognized over a weighted average period of approximately three years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$43.3
Stock options	42.3
Total unrecognized compensation cost	$85.6
Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan and the Danaher Plans during the years ended December 31:

	2016	2015	2014
Risk-free interest rate	1.21% - 1.77%	1.6% - 2.2%	1.7% - 2.4%
Volatility (a)	24.3%	24.3%	22.4%
Dividend yield (b)	0.6%	0.6%	0.5%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

(a) Weighted average volatility post-Separation was estimated based on an average historical stock price volatility of a group of peer companies given our limited trading history. Weighted average volatility for periods prior to the Separation was based on implied volatility from traded options on Danaher’s stock and the historical volatility of Danaher’s stock.

(b) The dividend yield post-Separation is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by Fortive’s closing stock price on the grant date. The dividend yields for periods prior to the Separation were calculated by dividing Danaher’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

The following summarizes option activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2016, 2015 and 2014 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	7.0	$41.81
Granted	0.8	77.63
Exercised	(1.3)	33.78
Canceled/forfeited	(0.2)	57.91
Outstanding as of December 31, 2014	6.3	47.66
Granted	0.9	87.96
Exercised	(1.2)	35.28
Canceled/forfeited	(0.2)	58.77
Outstanding as of December 31, 2015	5.8	56.00
Granted	1.8
Exercised	(1.6)
Canceled/forfeited	(0.8)
Aggregate impact of conversion related to the Separation (a)	5.5
Outstanding as of December 31, 2016	10.7	$33.23	6	$218.1
Vested and expected to vest as of December 31, 2016 (b)	10.6	$32.40	6	$213.9
Vested as of December 31, 2016	4.8	$24.79	4	$139.3

(a) The “Aggregate impact of conversion related to the Separation” represents the additional stock options issued as a result of the Separation by applying the “concentration method” to convert employee options based on the ratio of the fair value of Danaher and Fortive common stock calculated using the closing prices as of July 1, 2016.

(b) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The weighted average exercise price of stock options granted, exercised, canceled/forfeited is not included in the table above for the full year ended December 31, 2016 as activity during this period included the Conversion Awards. The weighted average exercise price of Fortive stock options granted, exercised and canceled/forfeited during the six months ended December 31, 2016 was $51.84, $26.13, and $40.57, respectively.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
Options outstanding as of December 31, 2016 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$12.83 - $21.81	2.0	$17.25	2	2.0	$17.25
$21.82 - $26.43	1.9	24.97	5	1.5	24.85
$26.44 - $35.44	1.3	31.71	6	0.6	31.97
$35.45 - $40.12	1.4	37.84	7	0.4	38.08
$40.13 - $54.12	4.1	$43.74	9	0.3	$43.58
Total shares	10.7			4.8

The following summarizes aggregate intrinsic value, cash receipts and tax benefits realized related to stock option exercise activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Aggregate intrinsic value of stock options exercised	$77.5	$73.4	$57.4
Cash receipts from stock options exercised(a)	$59.9	$51.2	$43.8
Tax benefit realized related to stock options exercised	$26.4	$23.4	$18.9

(a) Cash receipts for periods prior to the Separation were recorded as an increase to Former Parent's Investment and included $53.3 million in 2016, $51.2 million in 2015 and $43.8 million in 2014.
The tax benefit realized related to stock options exercised, in the table above, represents the tax deduction the Company derives when employees exercise stock options. The tax benefit is measured by the excess of the market value over the exercise price on the date of exercise. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) is recorded as a component of equity in the consolidated and combined financial statements. For the six months ended December 31, 2016, the excess tax benefit has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows. Prior to the Separation, the excess tax benefit was recorded as an increase to Former Parent’s Investment.
Stock Awards
The following summarizes information related to unvested Stock Award activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2016, 2015 and 2014 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2014	1.3	$50.94
Granted	0.3	76.95
Vested	(0.4)	42.64
Forfeited	(0.1)	55.94
Unvested as of December 31, 2014	1.1	61.75
Granted	0.3	86.14
Vested	(0.2)	51.56
Forfeited	(0.1)	64.58
Unvested as of December 31, 2015	1.1	72.24
Granted	0.6
Vested	(0.4)
Forfeited	(0.3)
Aggregate impact of conversion related to the Separation (a)	1.2
Unvested as of December 31, 2016	2.2	$39.20

(a) The “Aggregate impact of conversion related to the Separation” represents the additional Stock Awards issued as a result of the Separation by applying the “concentration method” to convert Stock Awards based on the ratio of the fair value of Danaher and Fortive common stock calculated using the closing prices as of July 1, 2016.

The weighted average grant date fair value of Stock Awards granted, vested, canceled/forfeited is not included in the table above for the full year ended December 31, 2016 as activity during this period included the conversion of Stock Awards under the Danaher Plans into awards under the Stock Plan. The weighted average grant date fair value of Stock Awards granted, vested and canceled/forfeited during the six months ended December 31, 2016 was $46.25, $33.01, and $39.59, respectively.
We realized a tax benefit of $10 million during each of the years ended December 31, 2016, 2015 and 2014 related to the vesting of Stock Awards. In 2016, any excess tax benefit attributable to Stock Awards for the period following the Separation has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows. In 2014, 2015 and the six months ended July 1, 2016, the excess tax benefit was recorded as an increase to Former Parent’s Investment.

NOTE 17. CAPITAL STOCK AND EARNINGS PER SHARE
Capital Stock
Under our amended and restated certificate of incorporation, as of July 1, 2016, our authorized capital stock consists of 2.0 billion common shares with a par value of $0.01 per share and 15 million preferred shares with a par value of $0.01 per share. As of December 31, 2015, Danaher owned all 100 shares of Fortive common stock that were issued and outstanding. On July 1, 2016, the 100 outstanding shares of Fortive common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock held by Danaher. On July 2, 2016, Danaher distributed 100 percent of Fortive outstanding common stock to its stockholders. No preferred shares were issued or outstanding on December 31, 2016.
Each share of our common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Our Board is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of the Company through certain types of takeover practices.
Following the Separation, we began paying a regular quarterly dividend during the third quarter of 2016. On November 3, 2016, we declared a regular quarterly dividend of $0.07 per share paid on December 30, 2016 to holders of record on November 25, 2016. Aggregate cash payments for the two quarterly dividends paid to shareholders during 2016 were $48.4 million and were recorded as dividends to shareholders in the Consolidated and Combined Statements of Changes in Equity and the Consolidated and Combined Statements of Cash Flows.
On January 24, 2017, we declared a regular quarterly dividend of $0.07 per share payable on March 31, 2017 to holders of record on February 24, 2017.
Net earnings per share
Basic EPS is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.
We were incorporated on November 10, 2015, accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding immediately after the recapitalization described above was 345.2 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2016:
Basic EPS	$872.3	345.7	$2.52
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	1.6
Diluted EPS	$872.3	347.3	$2.51

For the Year Ended December 31, 2015:
Basic and diluted EPS	$863.8	345.2	$2.50

For the Year Ended December 31, 2014:
Basic and diluted EPS	$883.4	345.2	$2.56

NOTE 18. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. Operating profit represents total revenues less operating expenses, excluding other income/expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at combined totals.
Detailed segment data is as follows ($ in millions):

	For The Year Ended December 31
	2016	2015	2014
Sales:
Professional Instrumentation	$2,891.6	$2,974.2	$3,121.6
Industrial Technologies	3,332.7	3,204.6	3,215.6
Total	$6,224.3	$6,178.8	$6,337.2

Operating Profit:
Professional Instrumentation	$642.3	$694.8	$691.6
Industrial Technologies	667.4	617.2	597.0
Other	(63.7)	(42.3)	(43.3)
Total	$1,246.0	$1,269.7	$1,245.3

Identifiable assets:
Professional Instrumentation	$3,905.2	$3,894.0	$4,124.6
Industrial Technologies	3,294.8	3,316.6	3,231.0
Other	989.8	—	—
Total	$8,189.8	$7,210.6	$7,355.6

Depreciation and amortization:
Professional Instrumentation	$99.4	$103.5	$107.4
Industrial Technologies	75.7	73.4	70.6
Other	1.3	—	—
Total	$176.4	$176.9	$178.0

Capital expenditures, gross:
Professional Instrumentation	$36.2	$34.6	$30.0
Industrial Technologies	84.4	85.5	72.6
Other	9.0	—	—
Total	$129.6	$120.1	$102.6

Operations in Geographical Areas:

	For The Year Ended December 31
($ in millions)	2016	2015	2014
Sales:
United States	$3,471.2	$3,415.8	$3,289.5
China	536.0	501.4	498.2
Germany	268.1	268.2	321.5
All other (each country individually less than 5% of total sales)	1,949.0	1,993.4	2,228.0
Total	$6,224.3	$6,178.8	$6,337.2

Long-lived assets:
United States	$4,480.7	$4,333.9	$4,273.3
United Kingdom	353.4	359.2	432.4
Germany	262.7	349.1	346.3
All other (each country individually less than 5% of total long-lived assets)	604.3	574.3	620.2
Total	$5,701.1	$5,616.5	$5,672.2
Sales by Major Product Group:

	For The Year Ended December 31
($ in millions)	2016	2015	2014
Professional tools and equipment	$4,005.9	$3,959.7	$4,020.8
Industrial automation, controls and sensors	1,138.2	1,170.5	1,306.1
Franchise distribution	618.1	590.4	535.0
All other	462.1	458.2	475.3
Total	$6,224.3	$6,178.8	$6,337.2
NOTE 19. RELATED-PARTY TRANSACTIONS
Prior to the Separation, our transactions with Danaher were considered related party transactions. In connection with the Separation, on July 1, 2016, we entered into the Agreements with Danaher, which govern the Separation and provide a framework for the relationship between the parties going forward, including an employee matters agreement, tax matters agreement, an intellectual property matters agreement, a DBS license agreement and a TSA.
Employee Matters Agreement
The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations. Refer to Note 16 for further discussion regarding the employee matters agreement.
Tax Matters Agreement
The tax matters agreement governs the respective rights, responsibilities and obligations of both Danaher and Fortive after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Refer to Note 12 and “Item 1A. Risk Factors” for further discussion regarding the tax matters agreement.
Intellectual Property Matters Agreement
The intellectual property matters agreement sets forth the terms and conditions pursuant to which Danaher and Fortive have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. Both parties are able to sublicense their rights in connection with activities relating to the their businesses, but not for independent use by third parties.

DBS License Agreement
The DBS license agreement sets forth the terms and conditions pursuant to which Danaher has granted a non-exclusive, worldwide, non-transferable, perpetual license to us to use DBS solely in support of our businesses. We are able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, both parties have licensed to each other improvements made by such party to DBS during the first two years of the term of the DBS license agreement.
Transition Services Agreement
The TSA sets forth the terms and conditions pursuant to which Fortive and our subsidiaries and Danaher and its subsidiaries will provide to each other various services after the Separation. The services to be provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.
TSA Payments
In accordance with the TSA, we made net payments of approximately $13 million to Danaher during the year ended December 31, 2016 for various services provided.
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company and certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates.
We recorded revenues of approximately $31 million, $38 million and $39 million from sales to Danaher and its subsidiaries during the years ended December 31, 2016, 2015 and 2014, respectively.
Following the Separation, we continue to enter into arms-length revenue arrangements in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. During the six months ended December 31, 2016 following the Separation, sales to and purchases from Danaher and its subsidiaries were $11 million and $10 million, respectively.
Allocation of Expenses Prior to the Separation
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company. Accordingly, certain shared costs for management and support functions which were provided on a centralized basis within Danaher were allocated to us and are reflected as expenses in these financial statements prior to the Separation date. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements for periods prior to the Separation date may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that we will incur in the future.
Expenses allocated to us from Danaher and its subsidiaries for the six months ended July 1, 2016 and the years ended December 31, 2015 and 2014 were $117 million, $201 million and $197 million, respectively. Following the Separation, we independently incur expenses as a stand-alone company and no expenses are allocated by Danaher.
Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries prior to the Separation were allocated to us and are reflected in the Consolidated and Combined Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Danaher’s information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs were allocated using methodologies that we believe are reasonable for the item being allocated. Allocation methodologies included our relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, we independently incur corporate overhead costs and no corporate overhead costs are allocated by Danaher.

Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, prior to the Separation we were allocated expenses related to certain insurance programs Danaher administered on our behalf, including workers compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These amounts were allocated using various methodologies, as described below. Included within the insurance cost allocation are allocations related to programs for which Danaher was self-insured up to a certain amount. For the self-insured component, costs were allocated to us based on our incurred claims. Danaher had premium based policies which covered amounts in excess of the self-insured retentions. We were allocated a portion of the total insurance cost incurred by Danaher based on our pro-rata portion of Danaher’s total underlying exposure base.
In connection with the Separation, we established similar independent self-insurance programs to support any outstanding claims going forward.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, prior to the Separation we were allocated expenses related to the medical insurance programs Danaher administered on our behalf prior to the Separation. These amounts were allocated based on actual medical claims incurred by our employees during the period. In connection with the Separation, we established independent medical insurance programs similar those previously provided by Danaher.
Deferred Compensation Program Administered by Danaher
Refer to Note 8 for information regarding our deferred compensation program. In connection with the Separation, we established a similar independent, nonqualified deferred compensation program.
NOTE 20. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
Sales	$1,474.7	$1,555.1	$1,567.4	$1,627.1
Gross profit	695.2	768.1	772.9	796.6
Operating profit	263.0	322.1	323.2	337.7
Net earnings	182.0	238.9	226.9	224.5
Net earnings per share:
Basic (a)	$0.53	$0.69	$0.66	$0.65
Diluted	$0.53	$0.69	$0.65	$0.64

2015:
Sales	$1,513.5	$1,564.9	$1,524.6	$1,575.8
Gross profit	730.7	764.8	747.2	757.3
Operating profit	294.1	335.7	301.8	338.1
Net earnings	203.7	227.4	196.6	236.1
Net earnings per share:
Basic and diluted	$0.59	$0.66	$0.57	$0.68

(a) Basic net earnings per share amounts do not cross add to the full year amount due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Fortive, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for our 2017 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
We have adopted a code of business conduct and ethics for directors, officers (including Fortive’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct are available in the “Investors - Corporate Governance” section of our website at www.fortive.com.
We intend to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of our other executive officers, in the “Investors - Corporate Governance” section of our website, at www.fortive.com, within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for our 2017 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Fortive Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for our 2017 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2017 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2017 annual meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 89 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	96
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

3.1	Amended and Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on July 7, 2016 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on January 26, 2017 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2
Registration Rights Agreement, dated as of June 20, 2016, by and among Fortive Corporation and Barclays Capital Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers
Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

10.1	Employee Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.2	Tax Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.3	Transition Services Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.4	Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.5	DBS License Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation
Incorporated by reference from incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.6
Credit Agreement, dated as of June 16, 2016, among Fortive Corporation and certain of its subsidiaries party thereto, Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

10.7	Fortive Corporation 2016 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.14 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.9	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.12 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.10	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.11	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.12	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.15 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.13	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.16 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.14	Fortive Corporation 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.8 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.15	Fortive Corporation Senior Leader Severance Pay Plan*	Incorporated by reference Exhibit 10.9 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.16	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.17	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.18	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File Number: 1-37654)

10.19	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File Number: 1-37654)

10.20	Description of compensation arrangements for non-management directors*

10.21	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.22	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Barbara Hulit*

10.23	Offer of Employment Letter, dated April 2, 2016, between TGA Employment Services LLC and Peter C. Underwood*

10.24	Offer of Employment Letter, dated February 10, 2016, between TGA Employment Services LLC and Martin Gafinowitz*	Incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.25	Form A of Danaher Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests* (1)	Incorporated by reference from Exhibit 10.17 to Amendment No. 3 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.26	Form B of Danaher Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests* (1)	Incorporated by reference from Exhibit 10.18 to Amendment No. 3 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.27	Form C of Danaher Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests* (1)

11.1	Computation of per-share earnings (2)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	Assigned by Danaher Corporation to Fortive Corporation in connection with the separation.
(2)	See Note 17, “Capital Stock and Earnings Per Share,” to our Consolidated and Combined Financial Statements.
(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated and Combined Statements of Earnings for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated and Combined Financial Statements.

The registrant agrees to furnish to the Commission supplementally upon request a copy of (1) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and (ii) schedules or exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K of any material plan of acquisition, disposition or reorganization set forth above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION

Date: February 27, 2017	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 27, 2017
Alan G. Spoon
Chairman of the Board

/s/ FEROZ DEWAN	February 27, 2017
Feroz Dewan
Director

/s/ JAMES A. LICO	February 27, 2017
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 27, 2017
Kate D. Mitchell
Director

/s/ MITCHELL P. RALES	February 27, 2017
Mitchell P. Rales
Director

/s/ STEVEN M. RALES	February 27, 2017
Steven M. Rales
Director

/s/ ISRAEL RUIZ	February 27, 2017
Israel Ruiz
Director

/s/ CHARLES E. MCLAUGHLIN	February 27, 2017
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ EMILY A. WEAVER	February 27, 2017
Emily A. Weaver
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2016:
Allowances deducted from asset account
Allowance for doubtful accounts	$76.8	$31.0	$(0.7)	$0.1	$(25.3)	$81.9

Year Ended December 31, 2015:
Allowances deducted from asset account
Allowance for doubtful accounts	$71.4	$31.6	$(0.9)	$—	$(25.3)	$76.8

Year Ended December 31, 2014:
Allowances deducted from asset account
Allowance for doubtful accounts	$73.4	$26.0	$(0.7)	$0.9	$(28.2)	$71.4

(a) Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b) Amounts related to businesses acquired, net of amounts related to businesses disposed.