Form 10-Q
period 2017-03-31
Fortive Corp
filed 2017-04-27
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2017
Or
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
Registrant’s telephone number, including area code: (425) 446-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 20, 2017 was 346,584,395.

FORTIVE CORPORATION
INDEX
FORM 10-Q

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$817.6	$803.2
Accounts receivable, net	944.1	945.4
Inventories:
Finished goods	209.9	198.3
Work in process	90.1	79.3
Raw materials	271.6	267.0
Total inventories	571.6	544.6
Prepaid expenses and other current assets	184.1	195.5
Total current assets	2,517.4	2,488.7
Property, plant and equipment, net of accumulated depreciation of $1,027.6 and $1,004.2 at March 31, 2017 and December 31, 2016, respectively	552.9	547.6
Other assets	428.6	427.2
Goodwill	3,999.2	3,979.0
Other intangible assets, net	736.2	747.3
Total assets	$8,234.3	$8,189.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$623.3	$666.2
Accrued expenses and other current liabilities	777.7	800.3
Total current liabilities	1,401.0	1,466.5
Other long-term liabilities	678.7	674.3
Long-term debt	3,262.7	3,358.0
Equity:
Preferred stock: $0.01 par value, 15 million shares authorized; no shares issued or outstanding	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 346.8 million and 346.0 million issued; 346.6 million and 345.9 million outstanding at March 31, 2017 and December 31,2016, respectively	3.5	3.5
Additional paid-in capital	2,407.8	2,427.2
Retained earnings	578.5	403.0
Accumulated other comprehensive income (loss)	(101.4)	(145.8)
Total Fortive stockholders’ equity	2,888.4	2,687.9
Noncontrolling interests	3.5	3.1
Total stockholders’ equity	2,891.9	2,691.0
Total liabilities and equity	$8,234.3	$8,189.8
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Sales	$1,535.2	$1,474.7
Cost of sales	(791.2)	(779.5)
Gross profit	744.0	695.2
Operating costs:
Selling, general and administrative expenses	(352.9)	(338.5)
Research and development expenses	(96.2)	(93.7)
Operating profit	294.9	263.0
Non-operating expense:
Interest expense	(22.6)	—
Earnings before income taxes	272.3	263.0
Income taxes	(72.6)	(81.0)
Net earnings	$199.7	$182.0
Net earnings per share:
Basic	$0.58	$0.53
Diluted	$0.57	$0.53
Average common stock and common equivalent shares outstanding:
Basic	347.0	345.2
Diluted	351.5	345.2
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net earnings	$199.7	$182.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	43.6	22.1
Pension adjustments	0.8	1.0
Total other comprehensive income (loss), net of income taxes	44.4	23.1
Comprehensive income	$244.1	$205.1
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2016	345.9	$3.5	$2,427.2	$403.0	$(145.8)	$3.1
Net earnings for the period	—	—	—	199.7	—	—
Dividends to shareholders	—	—	—	(24.2)	—	—
Separation related adjustments	—	—	(33.6)	—	—	—
Other comprehensive income	—	—	—	—	44.4	—
Common stock-based award activity	0.7	—	14.2	—	—	—
Change in noncontrolling interests	—	—	—	—	—	0.4
Balance, March 31, 2017	346.6	$3.5	$2,407.8	$578.5	$(101.4)	$3.5
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net earnings	$199.7	$182.0
Noncash items:
Depreciation	23.4	21.5
Amortization	13.3	22.4
Stock-based compensation expense	12.0	11.5
Change in accounts receivable, net	10.0	61.0
Change in inventories	(24.2)	(24.6)
Change in trade accounts payable	(47.5)	(39.0)
Change in prepaid expenses and other assets	(0.6)	5.4
Change in accrued expenses and other liabilities	(37.8)	(63.0)
Net cash provided by operating activities	148.3	177.2
Cash flows from investing activities:
Cash paid for acquisitions	—	(12.8)
Payments for additions to property, plant and equipment	(26.8)	(28.4)
All other investing activities	(0.6)	2.0
Net cash used in investing activities	(27.4)	(39.2)
Cash flows from financing activities:
Net repayments of borrowings (maturities of 90 days or less)	(95.5)	—
Payment of dividends	(24.2)	—
Net transfers to Former Parent	—	(138.0)
All other financing activities	0.3	—
Net cash used in financing activities	(119.4)	(138.0)
Effect of exchange rate changes on cash and equivalents	12.9	—
Net change in cash and equivalents	14.4	—
Beginning balance of cash and equivalents	803.2	—
Ending balance of cash and equivalents	$817.6	$—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION
Fortive Corporation (“Fortive” or the “Company”) is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
Separation from Danaher Corporation—We completed our separation from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 (the “Separation”). The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016 of 100 percent of the outstanding shares of Fortive Corporation held by Danaher.
Fortive was incorporated on November 10, 2015, accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding on July 1, 2016, immediately prior to the Separation, was 345.2 million and is utilized for the calculation of both basic and diluted net earnings per share (“EPS”) for all periods prior to the Separation. For further discussion of the Separation refer to Note 1 of our 2016 Annual Report on Form 10-K.
Basis of Presentation—We prepared the unaudited consolidated and combined condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated and combined condensed financial statements included herein should be read in conjunction with the audited annual consolidated and combined financial statements as of and for the year ended December 31, 2016 and the Notes thereto included within our 2016 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of March 31, 2017 and December 31, 2016, and our results of operations and cash flows for the three months ended March 31, 2017 and April 1, 2016.
Prior to the Separation, our businesses were comprised of certain Danaher operating units (the “Fortive Businesses”). The combined condensed financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined condensed financial statements. Additionally, the combined condensed financial statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Fortive, and allocations of related assets, and liabilities, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been operating independently of Danaher during the applicable periods. Accordingly, our combined condensed financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 19 of our 2016 Annual Report on Form 10-K.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:

•	The Consolidated Condensed Balance Sheets at March 31, 2017 and December 31, 2016 consist of our consolidated balances.

•
The Consolidated Condensed Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the three months ended March 31, 2017 consist of our consolidated results. The Combined Condensed Statement of Earnings, Statement of Comprehensive Income and Statement of Cash Flows for the three months ended April 1, 2016, consist of the combined results of the Fortive Businesses.

Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
For the Three Months Ended March 31, 2017:
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	43.6	—		43.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.1	(a)	1.1
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.8		0.8
Net current period other comprehensive income (loss), net of income taxes	43.6	0.8		44.4
Balance, March 31, 2017	$(29.0)	$(72.4)		$(101.4)

For the Three Months Ended April 1, 2016:
Balance, December 31, 2015	$51.2	$(65.6)		$(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	22.1	—		22.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.3	(a)	1.3
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	22.1	1.0		23.1
Balance, April 1, 2016	$73.3	$(64.6)		$8.7

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 6 for additional details).
(b) Includes balances relating to non-U.S. employee defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

New Accounting Standards—In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which aims to improve the presentation of net periodic pension cost. Under current accounting standards, all components of net periodic pension costs are aggregated and reported in cost of sales or selling, general and administrative expenses in the financial statements. Under the new standard we will be required to report only the service cost component in cost of sales or selling, general and administrative expenses; and the other components of net periodic pension costs (which include interest costs, expected return on plan assets and amortization of net loss) will be required to be presented in non-operating expenses. The presentation requirement of this standard is effective for us beginning January 1, 2018 (with early adoption permitted) using a retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact of this standard on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact of this standard on our financial statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. This standard is effective for us and we will adopt this standard beginning January 1, 2018. We are currently assessing the impact that the adoption of the new standard will have on our financial statements and related disclosures.
The impact of adopting this standard is not expected to be material. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the more significant impacts relate to certain customer contracts that will be recognized over time, accounting for any required deferral of commissions which previously were expensed as incurred and may qualify for capitalization under the new standard, and changes to the timing of recognition of revenue and costs related to certain warranty arrangements.
NOTE 2. ACQUISITIONS
For a full description of our acquisition activity, reference is made to Note 3 of our 2016 Annual Report on Form 10-K.
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
NOTE 3. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2016	$3,979.0
Foreign currency translation & other	20.2
Balance, March 31, 2017	$3,999.2

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 31, 2017	December 31, 2016
Professional Instrumentation	$2,435.9	$2,423.7
Industrial Technologies	1,563.3	1,555.3
Total goodwill	$3,999.2	$3,979.0
We have not identified any “triggering” events which would have indicated a potential impairment of goodwill in the three months ended March 31, 2017.
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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Deferred compensation liabilities	$—	$17.9	$—	$17.9
December 31, 2016
Deferred compensation liabilities	$—	$14.8	$—	$14.8
Certain of our management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings	$3,262.7	$3,240.5	$3,358.0	$3,321.4
As of March 31, 2017 and December 31, 2016, the long-term borrowings were categorized as Level 1.
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

NOTE 5. FINANCING
As of March 31, 2017, we were in compliance with all of our debt covenants. The carrying value of the components of our debt were as follows ($ in millions):

	March 31, 2017	December 31, 2016
U.S. dollar-denominated commercial paper	$118.5	$347.9
Euro-denominated commercial paper	160.3	26.8
Variable interest rate term loan	500.0	500.0
1.80% senior unsecured notes due 2019	298.4	298.3
2.35% senior unsecured notes due 2021	745.1	744.8
3.15% senior unsecured notes due 2026	890.4	890.1
4.30% senior unsecured notes due 2046	546.8	546.8
Other	3.2	3.3
Long-term debt	$3,262.7	$3,358.0
Net discounts, premiums and issuance costs of $19.3 million and $20.1 million as of March 31, 2017 and December 31, 2016, respectively, and have been netted against the aggregate principal amounts of the components of debt table above. Refer to Note 10 of our 2016 Annual Report on Form 10-K for a full description of our debt financing.

We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of March 31, 2017, no borrowings were outstanding under the Revolving Credit Facility.
As of March 31, 2017, $118 million of commercial paper was outstanding under the U.S. dollar-denominated commercial paper program with a weighted average annual interest rate of 1.29% and a weighted average remaining maturity of approximately 7 days. As of March 31, 2017, $160 million of commercial paper was outstanding under the Euro-denominated commercial paper program with a weighted average annual interest rate of (0.04)% and a weighted average remaining maturity of approximately 37 days.
We classified our borrowings outstanding under the Commercial Paper Programs as of March 31, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
NOTE 6. PENSION PLANS
We have noncontributory defined benefit pension plans outside of the United States. The following sets forth the components of our net periodic pension costs associated with these plans ($ in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Service cost	$1.0	$0.8
Interest cost	1.4	1.9
Expected return on plan assets	(1.8)	(2.0)
Amortization of net loss	1.1	1.3
Net periodic pension cost	$1.7	$2.0
Net periodic pension costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings.

Employer Contributions
During 2017, our cash contribution requirements for our defined benefit pension plans are expected to be approximately $10 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
NOTE 7. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2017, was 26.7% as compared to 30.8% for the three months ended April 1, 2016. The difference in effective tax rates between the periods is primarily attributable to greater federal and international tax benefits. Our effective tax rates for 2017 and 2016 differ from the U.S. federal statutory rate of 35% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
NOTE 8. STOCK-BASED COMPENSATION
We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”), which provided for the grants of stock options, performance stock units (“PSUs”), and restricted stock units (“RSUs”) among other types of awards.
In connection with the Separation, the Company adopted the 2016 Stock Incentive Plan (the “Stock Plan”). Outstanding equity awards of Danaher held by our employees at the Separation date were converted into or replaced with Fortive equity awards under the Stock Plan. The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of March 31, 2017, approximately 7 million shares of our common stock were reserved for issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 16 of our 2016 Annual Report on Form 10-K.
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. During the three months ended March 31, 2017, we realized a tax benefit of $9.6 million related to employee stock options that were exercised and Stock Awards that vested. As of January 1, 2017, we prospectively adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). Accordingly, we recorded the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of income tax expense and as an operating cash inflow in the accompanying consolidated and combined condensed financial statements. Such Excess Tax Benefit was $4.9 million during the three months ended March 31, 2017.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. Under ASU 2019-09, we will continue to recognize stock-based compensation expense based on the portion of the awards that are ultimately expected to vest. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. These allocations are reflected in the accompanying Combined Condensed Statement of Earnings for the three months ended April 1, 2016.

The following summarizes the components of our stock-based compensation expense under the Stock Plan and the Danaher Plans ($ in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Stock Awards:
Pretax compensation expense	$7.4	$7.1
Income tax benefit	(2.5)	(2.3)
Stock Award expense, net of income taxes	4.9	4.8
Stock options:
Pretax compensation expense	4.6	4.4
Income tax benefit	(1.6)	(1.5)
Stock option expense, net of income taxes	3.0	2.9
Total stock-based compensation:
Pretax compensation expense	12.0	11.5
Income tax benefit	(4.1)	(3.8)
Total stock-based compensation expense, net of income taxes	$7.9	$7.7
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of March 31, 2017. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$60.1
Stock options	54.9
Total unrecognized compensation cost	$115.0
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of shares of Fortive common stock sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months ended March 31, 2017, approximately 112 thousand shares of Fortive common stock with an aggregate value of $6.5 million were withheld to satisfy this requirement. This withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Changes in Equity.
Stock Options
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model to value stock options granted under the Stock Plan during the three months ended March 31, 2017:

Risk-free interest rate	1.95% - 2.26%
Weighted average volatility (a)	21.0%
Dividend yield	0.5%
Expected years until exercise	5.5 - 8.0

(a) Weighted average volatility was estimated based on an average historical stock price volatility of a group of peer companies, given our limited trading history.

The following summarizes option activity under the Stock Plan for the three months ended March 31, 2017 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	10.7	$33.23
Granted	1.8	57.26
Exercised	(0.3)	25.35
Canceled/forfeited	(0.1)	39.83
Outstanding as of March 31, 2017	12.1	$36.86	6.8	$282.3
Vested and expected to vest as of March 31, 2017 (a)	11.6	$36.40	6.7	$276.0
Vested as of March 31, 2017	5.3	$26.49	4.7	$180.4

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
Stock Awards
The following summarizes information related to unvested Stock Award activity under the Stock Plan for the three months ended March 31, 2017 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	2.2	$39.20
Granted	0.6	56.69
Vested	(0.4)	35.88
Unvested as of March 31, 2017	2.4	$43.83
NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies, reference is made to Notes 14 and 15 of our 2016 Annual Report on Form 10-K.
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2016	$65.0
Accruals for warranties issued during the period	17.6
Settlements made	(17.4)
Balance, March 31, 2017	$65.2

NOTE 10. NET EARNINGS PER SHARE
Basic EPS is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact. For the three months ended March 31, 2017 there were 1.8 million anti-dilutive options to purchase shares excluded from the diluted EPS calculation.
We were incorporated on November 10, 2015, accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding on July 1, 2016, immediately before the Separation, was 345.2 million and is utilized for the calculation of both basic and diluted EPS for the period prior to the Separation.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2017:
Basic EPS	$199.7	347.0	$0.58
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	4.5
Diluted EPS	$199.7	351.5	$0.57

For the Three Months Ended April 1, 2016:
Basic and diluted EPS	$182.0	345.2	$0.53

On January 24, 2017, we declared a regular quarterly dividend of $0.07 per share paid on March 31, 2017 to holders of record on February 24, 2017. For the three months ended March 31, 2017, cash dividend payment of $24.2 million was recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity.
On April 13, 2017, we declared a regular quarterly dividend of $0.07 per share payable on June 30, 2017 to holders of record on May 26, 2017.
NOTE 11. SEGMENT INFORMATION
We operate and report our results in two business segments consisting of the Professional Instrumentation and Industrial Technologies segments. As of March 31, 2017, there have been no material changes in total assets or liabilities by segment since December 31, 2016. Segment results are shown below ($ in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Sales:
Professional Instrumentation	$716.1	$697.4
Industrial Technologies	819.1	777.3
Total	$1,535.2	$1,474.7
Operating Profit:
Professional Instrumentation	$158.0	$146.0
Industrial Technologies	152.6	130.7
Other	(15.7)	(13.7)
Total	$294.9	$263.0

NOTE 12. RELATED-PARTY TRANSACTIONS
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company and certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates. Following the Separation, we continue to enter into arms-length arrangements in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. Sales and purchases from these arrangements with Danaher were not material during the three months ended March 31, 2017 and April 1, 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K. Our MD&A is divided into six sections:

•	Information Relating to Forward-Looking Statements

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•	Changes in industry standards, governmental regulations and applicable laws may reduce demand for our products or services or increase our expenses.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products, software and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation, business and financial statements.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business, financial statements and reputation.

•	International economic, trade, political, legal, compliance and business factors could negatively affect our financial statements.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

•
Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

•	We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.

•	We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.

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

•
Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders which could discourage lawsuits against us and our directors and officers.

•	As an independent, publicly traded company, we may not enjoy the same benefits that we did as a part of Danaher Corporation (“Danaher” or “Former Parent”).

•
Potential indemnification liabilities to Danaher pursuant to our separation agreement with Danaher could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

•
In connection with our separation from Danaher, Danaher has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.

•	There could be significant liability if the separation from Danaher fails to qualify as a tax-free transaction for U.S. federal income tax purposes.

•	We may not be able to engage in certain corporate transactions for a two-year period after the separation from Danaher on July 2, 2016.
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
BASIS OF PRESENTATION
The accompanying consolidated and combined condensed financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Prior to our separation from Danaher on July 2, 2016 (the “Separation”), our businesses were comprised of certain Danaher operating units. Fortive Corporation and the Fortive businesses (including for the periods prior to the Separation) are collectively referred to as “Fortive” or “the Company” herein.

The combined condensed financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined condensed financial statements. Additionally, the combined condensed financial statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Fortive, and allocations of related assets, and liabilities, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been operating independently of Danaher during the applicable periods. Accordingly, our combined condensed financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 19 of our 2016 Annual Report on Form 10-K.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher.
OVERVIEW
General
Fortive is a diversified, multinational industrial growth company with global operations and our businesses are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
In this report, references to sales from existing businesses refers to sales from operations calculated according to GAAP but excluding (1) the impact from acquired businesses, (2) the impact from the Separation and (3) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The impact from the Separation refer to the impact from sales to or from Danaher made under agreements entered into, or terminated, in connection with the Separation prior to the first anniversary of the Separation. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses or the Separation) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses or the Separation) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture related items because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. In addition, we exclude the impact of agreements that were terminated, or entered into, in connection with the Separation because we believe that excluding such impact may be useful to investors in assessing our operational performance independent of the impact on sales to or from Danaher resulting primarily from the Separation. We exclude the effect of currency translation from sales from existing businesses because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures (including Separation-related items) and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended March 31, 2017 resulting in aggregate year-over-year total sales growth and sales growth from existing businesses of 4.1% and 4.9%, respectively. Our continued investments in sales growth initiatives and other new product introductions, as well as stabilization of broad-based market conditions and other business-specific factors discussed below also contributed to overall sales growth across the majority of our businesses in the period. On a year-over-year basis, sales growth in the Professional Instrumentation segment was driven by increased demand in the businesses within both Advanced Instrumentation & Solutions and Sensing Technologies. Year-over-year sales growth in the Industrial Technologies segment was led by increased demand in Transportation Technologies businesses driven by demand related to the enhanced credit card security requirements in the United States based on the Europay, Mastercard and Visa (“EMV”) global standards as well as increased demand in the businesses within Franchise Distribution and Automation & Specialty Components. We expect the EMV-related demand to continue to drive growth for the next several years.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and at a low-double digit rate in high-growth markets during the three months ended March 31, 2017 as compared to the comparable 2016 period. Year-over-year sales from existing businesses grew at a rate in the mid-teens in Asia, at a high-single digit rate in Western Europe and at a low-single digit rate in North America. We expect overall sales from existing businesses to grow on a year-over-year basis during the second quarter of 2017 but remain cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies, as well as other factors identified above in “—Information Relating to Forward-Looking Statements.”
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three months ended March 31, 2017 as compared to the comparable period of 2016:
Components of Sales Growth

% Change Three Months Ended March 31, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	4.1%
Existing businesses (Non-GAAP)	4.9%
Acquisitions (a) (Non-GAAP)	0.2%
Currency exchange rates (Non-GAAP)	(1.0)%

(a) Includes the impact from both acquisitions and the Separation
Operating Profit Margins
Operating profit margin was 19.2% for the three months ended March 31, 2017, an increase of 140 basis points as compared to 17.8% in the comparable period of 2016. This year-over-year increase was due primarily to higher 2017 sales volumes, the incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2016, lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized and costs associated with various growth investments made in 2016, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates. In addition, included in the 140 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 20 basis points.

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Professional Instrumentation	$716.1	$697.4
Industrial Technologies	819.1	777.3
Total	$1,535.2	$1,474.7
PROFESSIONAL INSTRUMENTATION
The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment, and computerized maintenance management software for critical infrastructure in electrical utility and industrial applications. Product realization provides solutions including hardware, software and services to help developers and engineers convert concepts into finished products. Product realization also includes highly-engineered energetic materials components in specialized vertical applications and design, engineering and manufacturing services. The businesses comprising Sensing Technologies offer devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
Professional Instrumentation Selected Financial Data

	Three Months Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$716.1	$697.4
Operating profit	158.0	146.0
Depreciation	8.8	9.1
Amortization	7.8	17.0
Operating profit as a % of sales	22.1%	20.9%
Depreciation as a % of sales	1.2%	1.3%
Amortization as a % of sales	1.1%	2.4%
Components of Sales Growth

% Change Three Months Ended March 31, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	2.7%
Existing businesses (Non-GAAP)	4.6%
Acquisitions (a) (Non-GAAP)	(0.7)%
Currency exchange rates (Non-GAAP)	(1.2)%

(a) Includes the impact from both acquisitions and the Separation
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a mid-single digit rate during the three months ended March 31, 2017 as compared to the comparable period of 2016. Year-over-year sales from existing businesses of field solutions products and services grew at a mid-single digit rate due to increased demand for industrial test equipment, network tools and online condition-based monitoring equipment while demand decreased for thermography equipment primarily in the United States. Year-over-year sales from existing businesses of product realization services and products grew at a high-single digit rate driven primarily by growth in the semiconductor and consumer electronics end markets, partly offset by a year-over-year decline in demand for design, engineering and manufacturing services. Geographically, sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses increased on a year-over-year basis primarily in Asia and Western Europe during the three months ended March 31, 2017.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a mid-single digit rate during the three months ended March 31, 2017 as compared to the comparable period of 2016. Year-over-year demand grew primarily in the food and beverage, heating and air conditioning, and industrial end-markets. Geographically, sales from existing businesses increased on a year-over-year basis in North America and to a lesser extent in Western Europe and Asia during the three months ended March 31, 2017.
The impact of year-over-year price increases in the segment was negligible during the three months ended March 31, 2017 and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 120 basis points during the three months ended March 31, 2017 as compared to the comparable period of 2016. This year-over-year increase was due primarily to higher 2017 sales volumes, the incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2016 and lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation, incremental year-over-year bad debt charges and changes in currency exchange rates. In addition, included in the 120 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 40 basis points.
INDUSTRIAL TECHNOLOGIES
The Industrial Technologies segment consists of our Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. Our Transportation Technologies businesses are leading worldwide providers of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. The Automation & Specialty Components businesses provide a wide range of electromechanical and electronic motion control products and mechanical components, as well as supplemental braking systems for commercial vehicles. Our Franchise Distribution businesses manufacture and distribute professional tools and a full line of wheel service equipment.
Industrial Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$819.1	$777.3
Operating profit	152.6	130.7
Depreciation	14.1	12.4
Amortization	5.5	5.4
Operating profit as a % of sales	18.6%	16.8%
Depreciation as a % of sales	1.7%	1.6%
Amortization as a % of sales	0.7%	0.7%
Components of Sales Growth

% Change Three Months Ended March 31, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	5.4%
Existing businesses (Non-GAAP)	5.1%
Acquisitions (a) (Non-GAAP)	1.1%
Currency exchange rates (Non-GAAP)	(0.8)%

(a) Includes the impact from both acquisitions and the Separation

Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a mid-single digit rate during the three months ended March 31, 2017 as compared to the comparable period of 2016, due primarily to strong demand for dispenser, payment systems and environmental compliance products, partly offset by weaker year-over-year demand for compressed natural gas products and indoor point-of-sale systems. The businesses continued to experience reduced EMV-related demand for indoor point-of-sale solutions as customers had largely upgraded to products that support indoor EMV requirements in the prior year in response to the indoor liability shift. However, demand increased on a year-over-year basis for dispensers and payment systems as customers in the United States continue to upgrade equipment driven primarily by the EMV deadlines related to outdoor payment systems. We expect the EMV-related demand to continue to drive growth for the next several years. Geographically, sales from existing businesses increased on a year-over-year basis in the United States and in Western Europe.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a low-single digit rate during the three months ended March 31, 2017 as compared to the comparable period of 2016.  During the three months ended March 31, 2017, increased year-over-year demand in semiconductor, off-highway vehicle, robotics and medical-related end markets was partly offset by lower demand in the defense end market and the continued decline in demand for engine retarder products due primarily to weakness in the North American truck market.  Geographically, sales from existing businesses increased on a year-over-year basis in Asia and Western Europe partly offset by lower demand in the United States.
Sales from existing businesses in the segment’s Franchise Distribution businesses grew at a mid-single digit rate during the three months ended March 31, 2017 as compared to the comparable period of 2016, due primarily to continued net increases in franchisees as well as continued growth in demand for powered and diagnostic tools and tool storage products in the United States. This growth was partly offset by year-over-year declines in demand for wheel service equipment during the three months ended March 31, 2017.
The impact of year-over-year price increases in the segment was negligible during the three months ended March 31, 2017, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 180 basis points during the three months ended March 31, 2017 as compared to the comparable period of 2016 due to higher 2017 sales volumes, the incremental year-over-year cost savings associated with the restructuring actions and productivity improvement initiatives taken in 2016 and costs associated with various growth investments made in 2016, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates.
COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$1,535.2	$1,474.7
Cost of sales	(791.2)	(779.5)
Gross profit	$744.0	$695.2
Gross profit margin	48.5%	47.1%
The year-over-year increase in cost of sales during the three months ended March 31, 2017 as compared to the comparable period in 2016 is due primarily to the impact of higher year-over-year sales volumes partly offset by incremental year-over-year cost savings associated with restructuring and productivity, material cost and supply chain improvement actions, costs associated with various growth investments made in 2016 and changes in currency exchange rates.
The year-over-year increase in gross profit (and the related 140 basis point increase in gross profit margin) during the three months ended March 31, 2017 as compared to the comparable period in 2016 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity, material cost and supply chain improvement actions and costs associated with various growth investments made in 2016 partly offset by changes in currency exchange rates.

OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$1,535.2	$1,474.7
Selling, general and administrative (“SG&A”) expenses	352.9	338.5
Research and development (“R&D”) expenses	96.2	93.7
SG&A as a % of sales	23.0%	23.0%
R&D as a % of sales	6.3%	6.4%
SG&A expenses increased during the three months ended March 31, 2017 as compared to the comparable period of 2016 due primarily to continued investments in our sales and marketing growth initiatives, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation and incremental year-over-year bad debt charges, partly offset by year-over-year cost savings associated with restructuring actions taken in 2016, the impact of continuing productivity improvement initiatives and lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized. However, SG&A expenses as a percentage of sales was flat on a year-over-year basis.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three months ended March 31, 2017 as compared to the comparable period of 2016 due to incremental year-over-year investments in our product development initiatives. R&D expenses as a percentage of sales decreased 10 basis points during the three months ended March 31, 2017 due primarily to the impact of higher sales volumes during the period.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying Consolidated and Combined Condensed Financial Statements.
Interest expense of $22.6 million was recorded for the three months ended March 31, 2017, arising from our outstanding indebtedness, initiated in June 2016. Before the Separation, we depended on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, we recorded no interest expense in our combined condensed financial statements for periods prior to the Separation.
INCOME TAXES
Our effective tax rate for the three months ended March 31, 2017, was 26.7% as compared to 30.8% for the three months ended April 1, 2016. Our effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
COMPREHENSIVE INCOME
Comprehensive income increased $39 million from $205 million for the three months ended April 1, 2016 to $244 million for the three months ended March 31, 2017, due primarily to higher net earnings of $18 million and favorable changes in foreign currency translation adjustments of $22 million due to the continued strengthening of the U.S. dollar.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three month period ended March 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the three months ended March 31, 2017:

	Three Months Ended
($ in millions)	March 31, 2017	April 1, 2016
Net cash provided by operating activities	$148.3	$177.2

Cash paid for acquisitions	$—	$(12.8)
Payments for additions to property, plant and equipment	(26.8)	(28.4)
All other investing activities	(0.6)	2.0
Net cash used in investing activities	$(27.4)	$(39.2)

Net repayments of borrowings (maturities of 90 days or less)	$(95.5)	$—
Payment of dividends	(24.2)	—
Net transfers to Former Parent	—	(138.0)
All other financing activities	0.3	—
Net cash used in financing activities	$(119.4)	$(138.0)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Operating cash flows were approximately $148 million for the first three months of 2017, a decrease of $29 million, or approximately 16%, as compared to the comparable period of 2016. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2017 operating cash flows benefited from higher net earnings for the first three months of 2017 as compared to the comparable period in 2016. Net earnings for the three months ended March 31, 2017 reflected a decrease of $7 million of depreciation and amortization expense as compared to the comparable period of 2016 due primarily to certain intangible assets being fully amortized. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates primarily to our manufacturing and operating facilities. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $62 million of cash during the first three months of 2017 as compared to using $3 million of cash in the comparable period of 2016. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $38 million of cash during the first three months of 2017 as compared to using $58 million of cash in the comparable period of 2016. The timing of cash payments for income taxes and various employee related liabilities drove the majority of this change. During the three months ended April 1, 2016 our combined financial statements accounted for income taxes under the separate return method; accordingly our taxes payable during this period was an adjustment to equity as it did not represent a liability with the relevant taxing authorities as we were a part of Danaher’s tax returns during that time. We expect to make significant tax payments in the three months ending June 30, 2017.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities decreased $12 million during the three months ended March 31, 2017 as compared to the comparable period of 2016, due primarily to the business acquisition during the three months ended April 1, 2016 and a slight year-over-year decrease in capital expenditures.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in operating-type lease arrangements with customers. Capital expenditures decreased $2 million during the three months ended March 31, 2017 as compared to the comparable period of 2016 due primarily to timing of these investments within the year. For the full year 2017, we expect capital spending to be between $125 million and $135 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, payments of quarterly cash dividends to shareholders and in the three months ended April 1, 2016, net transfers to Former Parent. Cash used in financing activities was $119 million for the three months ended March 31, 2017, a decrease of $19 million as compared to approximately $138 million used in the comparable period in 2016. In the three months ended March 31, 2017, we decreased our aggregate outstanding commercial paper under the U.S. and Euro commercial paper programs by $96 million and paid $24 million of cash dividends to shareholders. We no longer make any net transfers to Former Parent as a result of the Separation.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the U.S. and Euro commercial paper programs. Credit support for the commercial paper programs is provided by our five-year, $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (“Revolving Credit Facility”). We classified our borrowings outstanding under the U.S. and Euro commercial paper programs as of March 31, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $1.5 billion available under the Revolving Credit Facility as of March 31, 2017. Of this amount, approximately $279 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $1.2 billion of indebtedness under the Revolving Credit Facility as of March 31, 2017. Refer to Note 5 of the Consolidated and Combined Condensed Financial Statements for information regarding our financing activities and indebtedness.
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
As of March 31, 2017, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had a weighted average annual interest rate of 1.29% and a weighted average remaining maturity of approximately 7 days. As of March 31, 2017, commercial paper outstanding under the Euro-denominated commercial paper program had a weighted average annual interest rate of (0.04)% and a weighted average remaining maturity of approximately 37 days.
Registration Rights Agreement
During 2016 we issued $2.5 billion of senior unsecured notes in multiple series with maturity dates ranging from June 15, 2019 to June 15, 2046 (collectively, the “Notes”). In connection with the issuance of the Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of such series. Alternatively, if the exchange offers are not available or cannot be completed, we would be required to use commercially reasonable efforts to file, and cause to be declared effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on the Notes. We expect to file the required registration statement during the second quarter of 2017.
Dividends
We began paying a regular quarterly dividend during the third quarter of 2016. On January 24, 2017, we declared a regular quarterly dividend of $0.07 per share paid on March 31, 2017 to holders of record on February 24, 2017. Aggregate cash payments for the quarterly dividend paid to shareholders during the first quarter of 2017 were $24.2 million.

On April 13, 2017, we declared a regular quarterly dividend of $0.07 per share payable on June 30, 2017 to holders of record on May 26, 2017.
Cash and Cash Requirements
As of March 31, 2017, we held $818 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with a negligible weighted average annual interest rate. Substantially all of the cash was held outside of the United States.
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of our foreign subsidiaries, we make an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. We have recorded a current tax liability for the funds that we plan to repatriate to the United States this year. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of March 31, 2017, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
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
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended March 31, 2017 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2016 Annual Report on Form 10-K. There were no material changes during the three months ended March 31, 2017 to the information reported in our 2016 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2016 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2017 to the risk factors reported in the “Risk Factors” section of our 2016 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation.

10.1
Fortive Corporation Severance and Change in Control Plan for Officers (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on March 31, 2017, File No. 1-37654).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated and Combined Condensed Statements of Earnings for the three months ended March 31, 2017 and April 1, 2016, (iii)

Consolidated and Combined Condensed Statements of Comprehensive Income for the three months ended March 31, 2017 and April 1, 2016, (iv) Consolidated Condensed Statement of Changes in Equity as of March 31, 2017, (v) Consolidated and Combined Condensed Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (vi) Notes to Consolidated and Combined Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 27, 2017	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 27, 2017	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer