Form 10-Q
period 2017-06-30
Fortive Corp
filed 2017-07-27
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2017
Or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 20, 2017 was 347,101,526.

FORTIVE CORPORATION
INDEX
FORM 10-Q

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$968.4	$803.2
Accounts receivable, net	985.0	945.4
Inventories:
Finished goods	202.8	198.3
Work in process	89.6	79.3
Raw materials	268.2	267.0
Total inventories	560.6	544.6
Prepaid expenses and other current assets	187.7	195.5
Total current assets	2,701.7	2,488.7
Property, plant and equipment, net of accumulated depreciation of $1,053.1 and $1,004.2 at June 30, 2017 and December 31, 2016, respectively	562.8	547.6
Other assets	440.7	427.2
Goodwill	4,032.1	3,979.0
Other intangible assets, net	729.8	747.3
Total assets	$8,467.1	$8,189.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$648.6	$666.2
Accrued expenses and other current liabilities	722.2	800.3
Total current liabilities	1,370.8	1,466.5
Other long-term liabilities	715.2	674.3
Long-term debt	3,208.1	3,358.0
Equity:
Preferred stock: $0.01 par value, 15 million shares authorized; no shares issued or outstanding	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 347.2 million and 346.0 million issued; 347.0 million and 345.9 million outstanding at June 30, 2017 and December 31,2016, respectively	3.5	3.5
Additional paid-in capital	2,427.1	2,427.2
Retained earnings	794.2	403.0
Accumulated other comprehensive income (loss)	(55.3)	(145.8)
Total Fortive stockholders’ equity	3,169.5	2,687.9
Noncontrolling interests	3.5	3.1
Total stockholders’ equity	3,173.0	2,691.0
Total liabilities and equity	$8,467.1	$8,189.8
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$1,628.8	$1,555.1	$3,164.0	$3,029.8
Cost of sales	(823.7)	(787.0)	(1,614.9)	(1,566.5)
Gross profit	805.1	768.1	1,549.1	1,463.3
Operating costs:
Selling, general and administrative expenses	(357.7)	(349.3)	(710.6)	(687.8)
Research and development expenses	(99.1)	(96.7)	(195.3)	(190.4)
Operating profit	348.3	322.1	643.2	585.1
Non-operating expense:
Interest expense	(22.7)	(2.7)	(45.3)	(2.7)
Earnings before income taxes	325.6	319.4	597.9	582.4
Income taxes	(85.5)	(80.5)	(158.1)	(161.5)
Net earnings	$240.1	$238.9	$439.8	$420.9
Net earnings per share:
Basic	$0.69	$0.69	$1.27	$1.22
Diluted	$0.68	$0.69	$1.25	$1.22
Average common stock and common equivalent shares outstanding:
Basic	347.2	345.2	347.1	345.2
Diluted	352.2	345.2	351.8	345.2
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net earnings	$240.1	$238.9	$439.8	$420.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	45.2	(10.6)	88.8	11.5
Pension adjustments	0.9	1.1	1.7	2.1
Total other comprehensive income (loss), net of income taxes	46.1	(9.5)	90.5	13.6
Comprehensive income	$286.2	$229.4	$530.3	$434.5
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2016	345.9	$3.5	$2,427.2	$403.0	$(145.8)	$3.1
Net earnings for the period	—	—	—	439.8	—	—
Dividends to shareholders	—	—	—	(48.6)	—	—
Separation related adjustments	—	—	(35.5)	—	—	—
Other comprehensive income	—	—	—	—	90.5	—
Common stock-based award activity	1.1	—	35.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	0.4
Balance, June 30, 2017	347.0	$3.5	$2,427.1	$794.2	$(55.3)	$3.5
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net earnings	$439.8	$420.9
Noncash items:
Depreciation	47.2	44.1
Amortization	26.6	44.7
Stock-based compensation expense	25.3	22.4
Change in accounts receivable, net	(20.7)	29.9
Change in inventories	(7.9)	(36.3)
Change in trade accounts payable	(28.8)	(12.0)
Change in prepaid expenses and other assets	(8.3)	(5.3)
Change in accrued expenses and other liabilities	(79.2)	(20.6)
Net cash provided by operating activities	394.0	487.8
Cash flows from investing activities:
Cash paid for acquisitions	—	(12.8)
Payments for additions to property, plant and equipment	(55.6)	(61.4)
All other investing activities	(3.0)	4.4
Net cash used in investing activities	(58.6)	(69.8)
Cash flows from financing activities:
Net repayments of borrowings (maturities of 90 days or less)	(158.8)	—
Proceeds from borrowings (maturities longer than 90 days)	—	3,370.1
Cash dividend paid to Former Parent	—	(3,000.0)
Payment of dividends	(48.6)	—
Net transfers to Former Parent	—	(300.9)
All other financing activities	7.3	—
Net cash (used in) provided by financing activities	(200.1)	69.2
Effect of exchange rate changes on cash and equivalents	29.9	—
Net change in cash and equivalents	165.2	487.2
Beginning balance of cash and equivalents	803.2	—
Ending balance of cash and equivalents	$968.4	$487.2
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of June 30, 2017 and December 31, 2016, and our results of operations and cash flows for the three and six months ended June 30, 2017 and July 1, 2016.
Prior to the Separation, our businesses were comprised of certain Danaher operating units (the “Fortive Businesses”). The combined condensed financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined condensed financial statements. Additionally, the combined condensed financial statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Fortive, and allocations of related assets, and liabilities, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been operating independently of Danaher during the applicable periods. Accordingly, our combined condensed financial statements may not be indicative of our results had we been a separate, stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 19 of our 2016 Annual Report on Form 10-K.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:

•	The Consolidated Condensed Balance Sheets at June 30, 2017 and December 31, 2016 consist of our consolidated balances.

•
The Consolidated Condensed Statements of Earnings and Statements of Comprehensive Income for the three and six months ended June 30, 2017 and the Consolidated Condensed Statement of Cash Flows and Statement of Changes in Equity for the six months ended June 30, 2017 consist of our consolidated results. The Combined Condensed Statements of Earnings and Statements of Comprehensive Income for the three and six months ended July 1, 2016 and Combined Condensed Statement of Cash Flows for the six months ended July 1, 2016, consist of the combined results of the Fortive Businesses.

Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
For the Three Months Ended June 30, 2017:
Balance, March 31, 2017	$(29.0)	$(72.4)		$(101.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	45.2	—		45.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.1	(a)	1.1
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	45.2	0.9		46.1
Balance, June 30, 2017	$16.2	$(71.5)		$(55.3)

For the Three Months Ended July 1, 2016:
Balance, April 1, 2016	$73.3	$(64.6)		$8.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(10.6)	—		(10.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.5	(a)	1.5
Income tax impact	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.1		1.1
Net current period other comprehensive income (loss), net of income taxes	(10.6)	1.1		(9.5)
Balance, July 1, 2016	$62.7	$(63.5)		$(0.8)

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
For the Six Months Ended June 30, 2017:
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	88.8	—		88.8
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	2.2	(a)	2.2
Income tax impact	—	(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.7		1.7
Net current period other comprehensive income (loss)	88.8	1.7		90.5
Balance, June 30, 2017	$16.2	$(71.5)		$(55.3)

For the Six Months Ended July 1, 2016:
Balance, December 31, 2015	$51.2	$(65.6)		$(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	11.5	—		11.5
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	2.8	(a)	2.8
Income tax impact	—	(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.1		2.1
Net current period other comprehensive income (loss)	11.5	2.1		13.6
Balance, July 1, 2016	$62.7	$(63.5)		$(0.8)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 6 for additional details).
(b) Includes balances relating to non-U.S. employee defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.
New Accounting Standards—In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. This standard is effective for us beginning January 1, 2018 (with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued). We do not expect the adoption of this standard will have a material impact on our financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which aims to improve the presentation of net periodic pension cost. Under current accounting standards, all components of net periodic pension costs are aggregated and reported in cost of sales or selling, general and administrative expenses in the financial statements. Under the new standard we will be required to report only the service cost component in cost of sales or selling, general and administrative expenses; and the other components of net periodic pension costs (which include interest costs, expected return on plan assets and amortization of net loss) will be required to be presented in non-operating expenses. The presentation requirement of this standard is effective for us beginning January 1, 2018 (with early adoption permitted) using a retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact of this standard on our financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The new standard will also require additional disclosures intended to provide users of financial statements comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting this standard beginning January 1, 2018 using the modified retrospective method.
We are currently completing our assessment and quantifying the impact of the new revenue standard on our financial statements and related disclosures. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. However, we are continuing to assess all potential impacts of the standard and we currently believe the more significant impacts relate to certain customer contracts that will be recognized over time, accounting for any required deferral of commissions and changes to the timing of recognition of revenue and costs related to certain warranty arrangements. Furthermore, we anticipate that our disclosures will be expanded to meet the new standard’s disclosure objectives.
NOTE 2. ACQUISITIONS
On July 27, 2017, we entered into a definitive agreement to acquire all the outstanding shares of Industrial Scientific Corporation, a leading provider of portable gas detection equipment and safety-as-a-service solutions, in exchange for cash consideration of approximately $600 million. We expect the acquisition to close in 2017, subject to satisfaction of customary closing conditions, including regulatory approvals. We anticipate that Industrial Scientific Corporation will become part of our Professional Instrumentation segment following the closing of the acquisition.
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
NOTE 3. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2016	$3,979.0
Foreign currency translation & other	53.1
Balance, June 30, 2017	$4,032.1

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 30, 2017	December 31, 2016
Professional Instrumentation	$2,457.8	$2,423.7
Industrial Technologies	1,574.3	1,555.3
Total goodwill	$4,032.1	$3,979.0
We have not identified any “triggering” events which would have indicated a potential impairment of goodwill in the six months ended June 30, 2017.
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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Deferred compensation liabilities	$—	$18.9	$—	$18.9
December 31, 2016
Deferred compensation liabilities	$—	$14.8	$—	$14.8
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
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings	$3,208.1	$3,224.0	$3,358.0	$3,321.4
As of June 30, 2017 and December 31, 2016, the long-term borrowings were categorized as Level 1.
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

NOTE 5. FINANCING
The carrying value of the components of our long-term debt were as follows ($ in millions):

	June 30, 2017	December 31, 2016
U.S. dollar-denominated commercial paper	$51.5	$347.9
Euro-denominated commercial paper	172.0	26.8
Variable interest rate term loan	500.0	500.0
1.80% senior unsecured notes due 2019	298.6	298.3
2.35% senior unsecured notes due 2021	745.2	744.8
3.15% senior unsecured notes due 2026	890.4	890.1
4.30% senior unsecured notes due 2046	546.7	546.8
Other	3.7	3.3
Long-term debt	$3,208.1	$3,358.0
Net discounts, premiums and issuance costs of $19.0 million and $20.1 million as of June 30, 2017 and December 31, 2016, respectively, and have been netted against the aggregate principal amounts of the components of debt table above. Refer to Note 10 of our 2016 Annual Report on Form 10-K for a full description of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of June 30, 2017, no borrowings were outstanding under the Revolving Credit Facility.
The details of our Commercial Paper Programs as of June 30, 2017 were as follows ($ in millions):

	Amount Outstanding	Weighted average annual interest rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated	$51.5	1.48%	6
Euro-denominated	$172.0	(0.07)%	37
We classified our borrowings outstanding under the Commercial Paper Programs as of June 30, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of June 30, 2017, we were in compliance with all of our debt covenants.
Registration Rights Agreement
During 2016, we issued in a private placement $2.5 billion of senior unsecured notes in multiple series with maturity dates ranging from June 15, 2019 to June 15, 2046 (collectively, the “Private Notes”). In connection with the issuance of the Private Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). Accordingly, on May 5, 2017 we filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on May 17, 2017. On May 17, 2017, we launched the Exchange Offer, which expired on June 14, 2017. All Private Notes were tendered and exchanged for Registered Notes in the Exchange Offer.

NOTE 6. PENSION PLANS
We have noncontributory defined benefit pension plans outside of the United States. The following sets forth the components of our net periodic pension costs associated with these plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$1.0	$0.9	$2.0	$1.7
Interest cost	1.5	1.9	2.9	3.8
Expected return on plan assets	(1.8)	(2.1)	(3.6)	(4.1)
Amortization of net loss	1.1	1.5	2.2	2.8
Net periodic pension cost	$1.8	$2.2	$3.5	$4.2
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
NOTE 7. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2017, were 26.3% and 26.4%, respectively, as compared to 25.2% and 27.7% for the three and six months ended July 1, 2016, respectively. Our effective tax rates for 2017 and 2016 differ from the U.S. federal statutory rate of 35% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
NOTE 8. STOCK-BASED COMPENSATION
We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”), which provided for the grants of stock options, performance stock units (“PSUs”), and restricted stock units (“RSUs”) among other types of awards.
In connection with the Separation, the Company adopted the 2016 Stock Incentive Plan (the “Stock Plan”). Outstanding equity awards of Danaher held by our employees at the Separation date were converted into or replaced with Fortive equity awards under the Stock Plan. The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of June 30, 2017, approximately 7 million shares of our common stock were reserved for issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 16 of our 2016 Annual Report on Form 10-K.
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. During the three and six months ended June 30, 2017, we realized a tax benefit of $6.9 million and $16.5 million, respectively, related to employee stock options that were exercised and Stock Awards that vested. As of January 1, 2017, we prospectively adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). Accordingly, we recorded the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of income tax expense and as an operating cash inflow in the accompanying consolidated and combined condensed financial statements. Such Excess Tax Benefit was $5.2 million and $10.1 million during the three and six months ended June 30, 2017, respectively.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. Under ASU 2016-09, we will continue to recognize stock-based compensation expense based on the portion of the awards that are ultimately expected to vest. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. These allocations are reflected in the accompanying Combined Condensed Statement of Earnings for the three and six months ended July 1, 2016.
The following summarizes the components of our stock-based compensation expense under the Stock Plan and the Danaher Plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock Awards:
Pretax compensation expense	$8.0	$7.1	$15.4	$14.2
Income tax benefit	(3.1)	(2.5)	(5.6)	(4.8)
Stock Award expense, net of income taxes	4.9	4.6	9.8	9.4
Stock options:
Pretax compensation expense	5.3	3.8	9.9	8.2
Income tax benefit	(1.8)	(1.3)	(3.4)	(2.8)
Stock option expense, net of income taxes	3.5	2.5	6.5	5.4
Total stock-based compensation:
Pretax compensation expense	13.3	10.9	25.3	22.4
Income tax benefit	(4.9)	(3.8)	(9.0)	(7.6)
Total stock-based compensation expense, net of income taxes	$8.4	$7.1	$16.3	$14.8
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of June 30, 2017. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$53.2
Stock options	50.0
Total unrecognized compensation cost	$103.2
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of shares of Fortive common stock sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the six months ended June 30, 2017, approximately 133 thousand shares of Fortive common stock with an aggregate value of $7.7 million were withheld to satisfy this requirement. This withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Changes in Equity.
Stock Options
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model to value stock options granted under the Stock Plan during the six months ended June 30, 2017:

Risk-free interest rate	1.93% - 2.26%
Weighted average volatility (a)	21.0%
Dividend yield	0.5%
Expected years until exercise	5.5 - 8.0

(a) Weighted average volatility was estimated based on an average historical stock price volatility of a group of peer companies, given our limited trading history.

The following summarizes option activity under the Stock Plan for the six months ended June 30, 2017 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	10.7	$33.23
Granted	1.8	57.41
Exercised	(0.7)	23.50
Canceled/forfeited	(0.2)	42.51
Outstanding as of June 30, 2017	11.6	$37.40	6.7	$302.4
Vested and expected to vest as of June 30, 2017 (a)	11.2	$36.16	6.5	$295.8
Vested as of June 30, 2017	5.1	$27.25	4.7	$183.8

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 was $25 million. Exercise of options during the first six months of 2017 resulted in cash receipts of $15 million.
Stock Awards
The following summarizes information related to unvested Stock Award activity under the Stock Plan for the six months ended June 30, 2017 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	2.2	$39.20
Granted	0.6	56.90
Vested	(0.4)	36.27
Forfeited	(0.1)	41.35
Unvested as of June 30, 2017	2.3	$44.11
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2016	$65.0
Accruals for warranties issued during the period	35.8
Settlements made	(34.1)
Effect of foreign currency translation	0.2
Balance, June 30, 2017	$66.9

NOTE 10. NET EARNINGS PER SHARE
Basic EPS is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact. For both the three and six months ended June 30, 2017 the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial.
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
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2017:
Basic EPS	$240.1	347.2	$0.69
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	5.0
Diluted EPS	$240.1	352.2	$0.68

For the Three Months Ended July 1, 2016:
Basic and diluted EPS	$238.9	345.2	$0.69

For the Six Months Ended June 30, 2017:
Basic EPS	$439.8	347.1	$1.27
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	4.7
Diluted EPS	$439.8	351.8	$1.25

For the Six Months Ended July 1, 2016:
Basic and diluted EPS	$420.9	345.2	$1.22
On April 13, 2017, we declared a regular quarterly dividend of $0.07 per share paid on June 30, 2017 to holders of record on May 26, 2017. For the six months ended June 30, 2017, cash dividend payments of $48.6 million were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity.

NOTE 11. SEGMENT INFORMATION
We operate and report our results in two business segments consisting of the Professional Instrumentation and Industrial Technologies segments. As of June 30, 2017, there have been no material changes in total assets or liabilities by segment since December 31, 2016. Segment results are shown below ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales:
Professional Instrumentation	$759.0	$724.2	$1,475.1	$1,421.6
Industrial Technologies	869.8	830.9	1,688.9	1,608.2
Total	$1,628.8	$1,555.1	$3,164.0	$3,029.8
Operating Profit:
Professional Instrumentation	$184.9	$162.4	$342.9	$308.4
Industrial Technologies	181.5	173.4	334.1	304.1
Other	(18.1)	(13.7)	(33.8)	(27.4)
Total	$348.3	$322.1	$643.2	$585.1
NOTE 12. RELATED-PARTY TRANSACTIONS
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company and certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates. Following the Separation, we continue to enter into arms-length arrangements in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. Sales and purchases from these arrangements with Danaher were not material during the three and six months ended June 30, 2017 and July 1, 2016.

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

•	Changes in industry standards, governmental regulations and applicable laws may reduce demand for our products, software or services or increase our expenses.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products, software and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation, business and financial statements.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business, financial statements and reputation.

•	International economic, trade, political, legal, compliance and business factors could negatively affect our business and financial statements.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

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

•
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products, software or services.

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

•	A significant disruption in, or breach in security of, information technology systems we use could adversely affect our business.

•	Our restructuring actions could have long-term adverse effects on our business.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

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

The combined condensed financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined condensed financial statements. Additionally, the combined condensed financial statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Fortive, and allocations of related assets, and liabilities, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been operating independently of Danaher during the applicable periods. Accordingly, our combined condensed financial statements may not be indicative of our results had we been a separate, stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 19 of our 2016 Annual Report on Form 10-K.
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
In this report, references to sales from existing businesses refers to sales from operations calculated according to GAAP but excluding (1) the impact from acquired businesses, (2) the impact from the Separation and (3) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The impact from the Separation refers to the impact from sales to or from Danaher made under agreements entered into, or terminated, in connection with the Separation prior to the first anniversary of the Separation. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses or the Separation) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses or the Separation) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended June 30, 2017 as compared to the comparable period of 2016 resulting in aggregate year-over-year total sales growth of 4.7% and sales growth from existing businesses of 5.4%. Our continued investments in sales growth initiatives and new product introductions, as well as increased demand in high-growth markets and stabilization of market conditions in developed markets and other business-specific factors discussed below contributed to overall sales growth from existing businesses across the majority of our businesses in the period. On a year-over-year basis, sales growth in the Professional Instrumentation segment was driven by increased demand in the businesses within both Advanced Instrumentation & Solutions and Sensing Technologies. Year-over-year sales growth in the Industrial Technologies segment was led by increased demand in Transportation Technologies and Automation & Specialty Components businesses driven by demand related to the enhanced credit card security requirements in the United States based on the Europay, Mastercard and Visa (“EMV”) global standards as well as increased demand in the businesses within Automation & Specialty Components. We expect the EMV-related demand to continue to drive growth for the next several years.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and at a double digit rate in high-growth markets during the three months ended June 30, 2017 as compared to the comparable 2016 period. Year-over-year sales from existing businesses grew at a rate in the high-teens in China, at a high-single digit rate in Western Europe and at a low-single digit rate in North America during the three months ended June 30, 2017. We expect overall sales from existing businesses to grow on a year-over-year basis during the remainder of 2017 although we continue to monitor developments from macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies, as well as other factors identified above in “—Information Relating to Forward-Looking Statements.”
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and six months ended June 30, 2017 as compared to the comparable periods of 2016:
Components of Sales Growth

	% Change Three Months Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six Months Ended June 30, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	4.7%	4.4%
Existing businesses (Non-GAAP)	5.4%	5.2%
Acquisitions (a) (Non-GAAP)	0.4%	0.3%
Currency exchange rates (Non-GAAP)	(1.1)%	(1.1)%

(a) Includes the impact from both acquisitions and the Separation
Operating Profit Margins
Operating profit margin was 21.4% for the three months ended June 30, 2017, an increase of 70 basis points as compared to 20.7% in the comparable period of 2016. This year-over-year increase was due primarily to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments, increased general and administrative costs required to operate as a stand-alone public company, and changes in currency exchange rates. Included in the 70 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 20 basis points.
Operating profit margin was 20.3% for the six months ended June 30, 2017, an increase of 100 basis points as compared to 19.3% in the comparable period of 2016. This year-over-year increase was due primarily to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized and costs associated with various growth investments made in 2016, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments, increased general and administrative costs required to operate as a stand-alone public company, and changes in currency exchange rates. Included in the 100 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 20 basis points.
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Professional Instrumentation	$759.0	$724.2	$1,475.1	$1,421.6
Industrial Technologies	869.8	830.9	1,688.9	1,608.2
Total	$1,628.8	$1,555.1	$3,164.0	$3,029.8
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
Professional Instrumentation Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$759.0	$724.2	$1,475.1	$1,421.6
Operating profit	184.9	162.4	342.9	308.4
Depreciation	8.7	8.8	17.5	17.9
Amortization	7.7	16.9	15.5	33.9
Operating profit as a % of sales	24.4%	22.4%	23.2%	21.7%
Depreciation as a % of sales	1.1%	1.2%	1.2%	1.3%
Amortization as a % of sales	1.0%	2.3%	1.1%	2.4%

Components of Sales Growth

	% Change Three Months Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six Months Ended June 30, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	4.8%	3.8%
Existing businesses (Non-GAAP)	6.6%	5.6%
Acquisitions (a) (Non-GAAP)	(0.4)%	(0.5)%
Currency exchange rates (Non-GAAP)	(1.4)%	(1.3)%

(a) Includes the impact from both acquisitions and the Separation
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a high-single digit rate during the three months ended June 30, 2017 and at a mid-single digit rate during the six months ended June 30, 2017 as compared to the comparable periods of 2016. Year-over-year sales from existing businesses of field solutions products and services grew at a mid-single digit rate during both the three and six months ended June 30, 2017 due to increased demand for industrial test equipment, network tools and online condition-based monitoring equipment. Year-over-year sales from existing businesses of product realization solutions grew at a low-double digit rate during the three months ended June 30, 2017 and at a high-single digit rate during the six months ended June 30, 2017 driven primarily by growth in the semiconductor and consumer electronics end markets and the segment’s energetic materials business as well as increased demand for oscilloscopes, partly offset by a year-over-year decline in demand for design, engineering and manufacturing services. Geographically, sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses increased on a year-over-year basis primarily in Asia, driving strong growth in high-growth markets, and to a lesser extent in North America and Western Europe during both the three and six months ended June 30, 2017.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a mid-single digit rate during both the three and six months ended June 30, 2017 as compared to the comparable period of 2016. Increased year-over-year demand in the industrial and food and beverage end markets was partly offset by lower demand in the medical end market. Geographically, sales from existing businesses increased on a year-over-year basis in North America and China during both the three and six months ended June 30, 2017.
Year-over-year price increases in the segment contributed 0.6% and 0.3% during the three and six months ended June 30, 2017, respectively, as compared to the comparable periods of 2016 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 200 basis points during the three months ended June 30, 2017 as compared to the comparable period of 2016. This year-over-year increase was due primarily to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation and changes in currency exchange rates. Included in the 200 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 50 basis points.
Operating profit margin increased 150 basis points during the six months ended June 30, 2017 as compared to the comparable period of 2016. This year-over-year increase was due primarily to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation, incremental year-over-year bad debt charges and changes in currency exchange rates. Included in the 150 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 50 basis points.
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
Industrial Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$869.8	$830.9	$1,688.9	$1,608.2
Operating profit	181.5	173.4	334.1	304.1
Depreciation	14.4	13.8	28.5	26.2
Amortization	5.6	5.4	11.1	10.8
Operating profit as a % of sales	20.9%	20.9%	19.8%	18.9%
Depreciation as a % of sales	1.7%	1.7%	1.7%	1.6%
Amortization as a % of sales	0.6%	0.6%	0.7%	0.7%
Components of Sales Growth

	% Change Three Months Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six Months Ended June 30, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	4.7%	5.0%
Existing businesses (Non-GAAP)	4.5%	4.7%
Acquisitions (a) (Non-GAAP)	1.1%	1.1%
Currency exchange rates (Non-GAAP)	(0.9)%	(0.8)%

(a) Includes the impact from both acquisitions and the Separation
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a mid-single digit rate during both the three and six months ended June 30, 2017 as compared to the comparable periods of 2016, due primarily to strong demand for dispensers and payment systems, partly offset by weaker year-over-year demand for indoor point-of-sale systems. The businesses continued to experience reduced year-over-year EMV-related demand for indoor point-of-sale solutions in the United States as customers had largely upgraded to products that support indoor EMV requirements in the prior year in response to the indoor liability shift. However, demand increased on a year-over-year basis for dispensers and payment systems during both the three and six months ended June 30, 2017 as customers in the United States continue to upgrade equipment. We expect the EMV-related demand to continue to drive growth for the next several years. Geographically, sales from existing businesses increased on a year-over-year basis in the United States and Western Europe, driven primarily by increased year-over-year demand for dispensers, partially offset by declines in the Asia-Pacific region during both the three and six months ended June 30, 2017.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a mid-single digit rate during both the three and six months ended June 30, 2017 as compared to the comparable periods of 2016, due primarily to increased year-over-year demand in distribution and robotics end markets.  Geographically, year-over-year sales from existing businesses increased during both the three and six months ended June 30, 2017 in China and Western Europe partly offset by lower year-over-year demand in the United States during the first quarter of 2017 which has stabilized in the second quarter of 2017.
Sales from existing businesses in the segment’s Franchise Distribution businesses declined at a low-single digit rate during the three months ended June 30, 2017 and grew at a low-single digit rate during the six months ended June 30, 2017 as compared to the comparable periods of 2016. During the three months ended June 30, 2017, increased year-over-year demand for hardline tools was more than offset by a year-over-year decline in demand for powered and diagnostic tools and tool storage products. During the six months ended June 30, 2017, increased year-over-year demand for hardline and diagnostic tools in the United States was partly offset by a decline in demand for professional tool products and wheel service equipment.

The impact of year-over-year price increases in the segment was negligible during both the three and six months ended June 30, 2017 as compared to the comparable periods of 2016 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin was flat during the three months ended June 30, 2017 as compared to the comparable period of 2016 due to higher 2017 sales volumes and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates.
Operating profit margin increased 90 basis points during the six months ended June 30, 2017 as compared to the comparable period of 2016 due to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and costs associated with various growth investments made in 2016, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$1,628.8	$1,555.1	$3,164.0	$3,029.8
Cost of sales	(823.7)	(787.0)	(1,614.9)	(1,566.5)
Gross profit	$805.1	$768.1	$1,549.1	$1,463.3
Gross profit margin	49.4%	49.4%	49.0%	48.3%
The year-over-year increase in cost of sales during the three months ended June 30, 2017 as compared to the comparable period in 2016 is due primarily to the impact of higher year-over-year sales volumes partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions and changes in currency exchange rates.
The year-over-year increase in cost of sales during the six months ended June 30, 2017 as compared to the comparable period in 2016 is due primarily to the impact of higher year-over-year sales volumes partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, costs associated with various growth investments made in 2016 and changes in currency exchange rates.
The year-over-year increase in gross profit during the three months ended June 30, 2017 as compared to the comparable period in 2016 is due primarily to the favorable impact of higher year-over-year sales volumes and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions partly offset by changes in currency exchange rates. Gross profit margin was flat during the three months ended June 30, 2017 as compared to the comparable period of 2016.
The year-over-year increase in gross profit (and the related 70 basis point increase in gross profit margin) during the six months ended June 30, 2017 as compared to the comparable period in 2016 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions and costs associated with various growth investments made in 2016 partly offset by changes in currency exchange rates.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$1,628.8	$1,555.1	$3,164.0	$3,029.8
Selling, general and administrative (“SG&A”) expenses	357.7	349.3	710.6	687.8
Research and development (“R&D”) expenses	99.1	96.7	195.3	190.4
SG&A as a % of sales	22.0%	22.5%	22.5%	22.7%
R&D as a % of sales	6.1%	6.2%	6.2%	6.3%

SG&A expenses increased during the three and six months ended June 30, 2017 as compared to the comparable periods of 2016 due primarily to continued investments in our sales and marketing growth initiatives, and increased general and administrative costs required to operate as a stand-alone public company as compared to the allocations derived from Danaher in periods prior to the Separation partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized. On a year-over-year basis, SG&A expenses as a percentage of sales decreased 50 and 20 basis points in the three and six months ended June 30, 2017, respectively, due primarily to the impact of sales growing at a faster rate than SG&A expenses during the period.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during both the three and six months ended June 30, 2017 as compared to the comparable periods of 2016 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points during both the three and six months ended June 30, 2017 due primarily to the impact of sales growing at a faster rate than R&D expenses during the period.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying Consolidated and Combined Condensed Financial Statements.
Interest expense of $23 million and $45 million was recorded for the three and six months ended June 30, 2017, respectively, arising from our outstanding indebtedness, initiated in June 2016. Before the Separation, we depended on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, we recorded no interest expense in our combined condensed financial statements for periods prior to the Separation.
INCOME TAXES
Our effective tax rate for the three months ended June 30, 2017, was 26.3% as compared to 25.2% for the three months ended July 1, 2016. The year-over-year 110 basis point increase was due primarily to favorable impacts in 2017 from greater federal and international tax benefits of 510 basis points which was more than offset by the favorable impact in 2016 from the release of tax-related reserves established prior to the Separation of 620 basis points.
Our effective tax rate for the six months ended June 30, 2017, was 26.4% as compared to 27.7% for the six months ended July 1, 2016. The year-over-year 130 basis point decrease was due primarily to favorable impacts in 2017 from greater federal and international tax benefits of 525 basis points which was partially offset by the favorable impact in 2016 from the release of tax-related reserves established prior to the Separation of 395 basis points.
Our effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
COMPREHENSIVE INCOME
Comprehensive income increased $57 million from $229 million for the three months ended July 1, 2016 to $286 million for the three months ended June 30, 2017, due primarily to favorable changes in foreign currency translation adjustments of $56 million due to changes in currency exchange rates.
Comprehensive income increased $96 million from $434 million for the six months ended July 1, 2016 to $530 million for the six months ended June 30, 2017, due primarily to higher net earnings and favorable changes in foreign currency translation adjustments of $77 million due to changes in currency exchange rates.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the six month period ended June 30, 2017.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the six months ended June 30, 2017:

	Six Months Ended
($ in millions)	June 30, 2017	July 1, 2016
Net cash provided by operating activities	$394.0	$487.8

Cash paid for acquisitions	$—	$(12.8)
Payments for additions to property, plant and equipment	(55.6)	(61.4)
All other investing activities	(3.0)	4.4
Net cash used in investing activities	$(58.6)	$(69.8)

Net repayments of borrowings (maturities of 90 days or less)	$(158.8)	$—
Proceeds from borrowings (maturities longer than 90 days)	—	3,370.1
Cash dividend paid to Former Parent	—	(3,000.0)
Payment of dividends	(48.6)	—
Net transfers to Former Parent	—	(300.9)
All other financing activities	7.3	—
Net cash (used in) provided by financing activities	$(200.1)	$69.2
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.
Operating cash flows were approximately $394 million for the first six months of 2017, a decrease of $94 million, or approximately 19%, as compared to the comparable period of 2016. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2017 operating cash flows benefited from higher net earnings for the first six months of 2017 as compared to the comparable period in 2016. Net earnings for the six months ended June 30, 2017 benefited from a year-over-year increase in operating profits of $58 million partially offset by a year-over-year increase in interest expense of $43 million associated with debt issued in June 2016 in connection with the Separation. The year-over-year increase in operating profit includes a year-over-year decrease in depreciation and amortization expense of $15 million due primarily to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $57 million of cash during the first six months of 2017 as compared to using $18 million of cash in the comparable period of 2016. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $88 million of cash during the first six months of 2017 as compared to using $26 million of cash in the comparable period of 2016. The timing of cash payments for income taxes and various employee related liabilities drove the majority of this change. During the six months ended July 1, 2016 our combined financial statements accounted for income taxes under the separate return method; accordingly our taxes payable during this period was recorded as an adjustment to equity as it did not represent a liability with the relevant taxing authorities as we were a part of Danaher’s tax returns.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities decreased $11 million during the six months ended June 30, 2017 as compared to the comparable period of 2016, due primarily to the business acquisition during the six months ended July 1, 2016 and a year-over-year decrease in capital expenditures.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in operating-type lease arrangements with customers. Capital expenditures decreased $6 million during the six months ended June 30, 2017 as compared to the comparable period of 2016 due primarily to timing of these investments within the year. For the full year 2017, we expect capital spending to be between $125 million and $135 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, payments of quarterly cash dividends to shareholders and, prior to the Separation, net payments and transfers to Former Parent. Financing activities used cash of $200 million during the six months ended June 30, 2017 compared to approximately $69 million of cash provided in the comparable period in 2016. In the six months ended June 30, 2017, we made net repayments of outstanding commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $159 million and paid $49 million of cash dividends to shareholders. In the six months ended July 1, 2016, we incurred approximately $3.4 billion of indebtedness offset by $3.3 billion of payments and net transfers to Former Parent. We no longer make any net transfers to Former Parent as a result of the Separation.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as of June 30, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $1.5 billion available under the Revolving Credit Facility as of June 30, 2017. Of this amount, approximately $224 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $1.3 billion of indebtedness under the Revolving Credit Facility as of June 30, 2017. Refer to Note 5 of the Consolidated and Combined Condensed Financial Statements for information regarding our financing activities and indebtedness.
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
As of June 30, 2017, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had a weighted average annual interest rate of 1.48% and a weighted average remaining maturity of approximately 6 days. As of June 30, 2017, commercial paper outstanding under the Euro-denominated commercial paper program had a weighted average annual interest rate of (0.07)% and a weighted average remaining maturity of approximately 37 days.
Registration Rights Agreement
During 2016, we issued in a private placement $2.5 billion of senior unsecured notes in multiple series with maturity dates ranging from June 15, 2019 to June 15, 2046 (collectively, the “Private Notes”). In connection with the issuance of the Private Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). Accordingly, on May 5, 2017 we filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on May 17, 2017. On May 17, 2017, we launched the Exchange Offer, which expired on June 14, 2017. All Private Notes were tendered and exchanged for Registered Notes in the Exchange Offer.

Shelf Registration Statement
On June 12, 2017, we filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”) that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units that may be issued in the future in one or more offerings. Unless otherwise specified in the corresponding prospectus supplement, we expect to use net proceeds realized from future securities issuances off the Shelf Registration Statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures and dividends, and working capital.
Dividends
We began paying a regular quarterly dividend during the third quarter of 2016. On April 13, 2017, we declared a regular quarterly dividend of $0.07 per share paid on June 30, 2017 to holders of record on May 26, 2017. For the six months ended June 30, 2017, cash dividends of $48.6 million were paid to shareholders.
Cash and Cash Requirements
As of June 30, 2017, we held $968 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with a negligible weighted average annual interest rate. Substantially all of the cash was held outside of the United States.
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of our foreign subsidiaries, we make an assertion regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. We record a current tax liability for the funds when we plan to repatriate cash to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of June 30, 2017, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, pay dividends to shareholders, fund our restructuring activities and our pension plans as required and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under our commercial paper programs and/or access the capital markets. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended June 30, 2017 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2016 Annual Report on Form 10-K. There were no material changes during the three months ended June 30, 2017 to the information reported in our 2016 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2016 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2017 to the risk factors reported in the “Risk Factors” section of our 2016 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017, File No. 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017, File No 1-37654).

10.1	Description of Compensation Arrangements for Non-Management Directors.

11.1	Computation of per-share earnings (See Note 10, “Earnings Per Share”, to our Consolidated and Combined Condensed Financial Statements).

12.1	Computation of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated and Combined Condensed Statements of Earnings for the three and six months ended June 30, 2017 and July 1, 2016, (iii) Consolidated and Combined Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2017 and July 1, 2016, (iv) Consolidated Condensed Statement of Changes in Equity for the six months ended June 30, 2017, (v) Consolidated and Combined Condensed Statements of Cash Flows for the six months ended June 30, 2017 and July 1, 2016, and (vi) Notes to Consolidated and Combined Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 27, 2017	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 27, 2017	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer