Form 10-Q
period 2017-09-29
Fortive Corp
filed 2017-10-26
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 29, 2017
Or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 20, 2017 was 347,558,977.

FORTIVE CORPORATION
INDEX
FORM 10-Q

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	September 29, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$910.9	$803.2
Accounts receivable, net	1,075.1	945.4
Inventories:
Finished goods	209.5	198.3
Work in process	86.1	79.3
Raw materials	280.6	267.0
Total inventories	576.2	544.6
Prepaid expenses and other current assets	133.1	195.5
Total current assets	2,695.3	2,488.7
Property, plant and equipment, net of accumulated depreciation of $1,072.6 and $1,004.2 at September 29, 2017 and December 31, 2016, respectively	673.2	547.6
Other assets	440.1	427.2
Goodwill	4,632.3	3,979.0
Other intangible assets, net	886.1	747.3
Total assets	$9,327.0	$8,189.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$646.1	$666.2
Accrued expenses and other current liabilities	733.2	800.3
Total current liabilities	1,379.3	1,466.5
Other long-term liabilities	797.5	674.3
Long-term debt	3,671.9	3,358.0
Equity:
Preferred stock: $0.01 par value, 15 million shares authorized; no shares issued or outstanding	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 347.9 million and 346.0 million issued; 347.5 million and 345.9 million outstanding at September 29, 2017 and December 31,2016, respectively	3.5	3.5
Additional paid-in capital	2,449.2	2,427.2
Retained earnings	1,037.8	403.0
Accumulated other comprehensive income (loss)	(16.3)	(145.8)
Total Fortive stockholders’ equity	3,474.2	2,687.9
Noncontrolling interests	4.1	3.1
Total stockholders’ equity	3,478.3	2,691.0
Total liabilities and equity	$9,327.0	$8,189.8
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$1,685.3	$1,567.4	$4,849.3	$4,597.2
Cost of sales	(845.9)	(794.5)	(2,460.8)	(2,361.0)
Gross profit	839.4	772.9	2,388.5	2,236.2
Operating costs:
Selling, general and administrative expenses	(381.5)	(354.5)	(1,092.1)	(1,042.3)
Research and development expenses	(102.0)	(95.2)	(297.3)	(285.6)
Operating profit	355.9	323.2	999.1	908.3
Non-operating expense:
Gain from acquisition	15.3	—	15.3	—
Interest expense	(22.9)	(23.4)	(68.2)	(26.1)
Earnings before income taxes	348.3	299.8	946.2	882.2
Income taxes	(80.5)	(72.9)	(238.6)	(234.4)
Net earnings	$267.8	$226.9	$707.6	$647.8
Net earnings per share:
Basic	$0.77	$0.66	$2.04	$1.87
Diluted	$0.76	$0.65	$2.01	$1.87
Average common stock and common equivalent shares outstanding:
Basic	347.7	346.0	347.3	345.5
Diluted	352.9	349.2	352.2	346.6
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net earnings	$267.8	$226.9	$707.6	$647.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	38.1	(25.7)	126.9	(14.2)
Pension adjustments	0.9	1.0	2.6	3.1
Total other comprehensive income (loss), net of income taxes	39.0	(24.7)	129.5	(11.1)
Comprehensive income	$306.8	$202.2	$837.1	$636.7
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2016	345.9	$3.5	$2,427.2	$403.0	$(145.8)	$3.1
Net earnings for the period	—	—	—	707.6	—	—
Dividends to shareholders	—	—	—	(72.8)	—	—
Separation related adjustments	—	—	(29.3)	—	—	—
Other comprehensive income	—	—	—	—	129.5	—
Common stock-based award activity	1.6	—	51.3	—	—	—
Change in noncontrolling interests	—	—	—	—	—	1.0
Balance, September 29, 2017	347.5	$3.5	$2,449.2	$1,037.8	$(16.3)	$4.1
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net earnings	$707.6	$647.8
Noncash items:
Depreciation	72.4	66.7
Amortization	41.3	67.2
Stock-based compensation expense	37.2	34.4
Gain from acquisition	(15.3)	—
Impairment charge on intangible assets	—	3.5
Change in accounts receivable, net	(30.8)	9.9
Change in inventories	8.2	(34.9)
Change in trade accounts payable	(51.2)	(37.4)
Change in prepaid expenses and other assets	(17.9)	(13.3)
Change in accrued expenses and other liabilities	(38.5)	75.5
Net cash provided by operating activities	713.0	819.4
Cash flows from investing activities:
Cash paid for acquisitions	(802.1)	(190.6)
Payments for additions to property, plant and equipment	(87.7)	(90.0)
All other investing activities	1.5	4.3
Net cash used in investing activities	(888.3)	(276.3)
Cash flows from financing activities:
Net proceeds from borrowings (maturities of 90 days or less)	176.8	525.6
Proceeds from borrowings (maturities longer than 90 days)	125.9	2,983.0
Payment of dividends	(72.8)	(24.2)
Cash dividend paid to Former Parent	—	(3,000.0)
Net transfers to Former Parent	—	(301.4)
All other financing activities	10.9	(2.2)
Net cash provided by financing activities	240.8	180.8
Effect of exchange rate changes on cash and equivalents	42.2	0.9
Net change in cash and equivalents	107.7	724.8
Beginning balance of cash and equivalents	803.2	—
Ending balance of cash and equivalents	$910.9	$724.8
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of September 29, 2017 and December 31, 2016, and our results of operations and cash flows for the three and nine months ended September 29, 2017 and September 30, 2016.
Prior to our separation from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 (the “Separation”), our businesses were comprised of certain Danaher operating units (the “Fortive Businesses”). The combined condensed financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined condensed financial statements. Additionally, the combined condensed financial statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Fortive, and allocations of related assets, and liabilities, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been operating independently of Danaher during the applicable periods. Accordingly, our combined condensed financial statements may not be indicative of our results had we been a separate, stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 19 of our 2016 Annual Report on Form 10-K.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:

•	The Consolidated Condensed Balance Sheets at September 29, 2017 and December 31, 2016 consist of our consolidated balances.

•
The Consolidated Condensed Statements of Earnings and Statements of Comprehensive Income for the three and nine months ended September 29, 2017 and the three months ended September 30, 2016 consist of our consolidated results.

•	The Consolidated Condensed Statement of Changes in Equity and Statement of Cash Flows for the nine months ended September 29, 2017 consist of our consolidated results.

•
The Consolidated and Combined Condensed Statement of Earnings, Statement of Comprehensive Income and Statement of Cash Flows for the nine months ended September 30, 2016 consist of our consolidated activity for the three months ended September 30, 2016 and the combined results of the Fortive Businesses for the six months ended July 1, 2016.

Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
For the Three Months Ended September 29, 2017:
Balance, June 30, 2017	$16.2	$(71.5)		$(55.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	38.1	—		38.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(a)	1.2
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	38.1	0.9		39.0
Balance, September 29, 2017	$54.3	$(70.6)		$(16.3)

For the Three Months Ended September 30, 2016:
Balance, July 1, 2016	$62.7	$(63.5)		$(0.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	(25.7)	—		(25.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.3	(a)	1.3
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	(25.7)	1.0		(24.7)
Balance, September 30, 2016	$37.0	$(62.5)		$(25.5)

For the Nine Months Ended September 29, 2017:
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	126.9	—		126.9
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	3.4	(a)	3.4
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.6		2.6
Net current period other comprehensive income (loss)	126.9	2.6		129.5
Balance, September 29, 2017	$54.3	$(70.6)		$(16.3)

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
For the Nine Months Ended September 30, 2016:
Balance, December 31, 2015	$51.2	$(65.6)		$(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	(14.2)	—		(14.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.1	(a)	4.1
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.1		3.1
Net current period other comprehensive income (loss)	(14.2)	3.1		(11.1)
Balance, September 30, 2016	$37.0	$(62.5)		$(25.5)

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which aims to improve the presentation of net periodic pension cost. Under current accounting standards, all components of net periodic pension costs are aggregated and reported in cost of sales or selling, general and administrative expenses in the financial statements. Under the new standard we will be required to report only the service cost component in cost of sales or selling, general and administrative expenses; and the other components of net periodic pension costs (which include interest costs, expected return on plan assets and amortization of net loss) will be required to be presented in non-operating expenses. The presentation requirement of this standard is effective for us beginning January 1, 2018 (with early adoption permitted) using a retrospective transition approach and provides for certain practical expedients. We do not expect the adoption of this standard will have a material impact to our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This standard is effective for us beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. We are currently evaluating the impact of this standard on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016 and 2017, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations and provided additional implementation guidance. The new standard will also require additional disclosures intended to provide users of financial statements comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting this standard beginning January 1, 2018 using the modified retrospective method.
We are currently completing our assessment and quantifying the impact of the new revenue standard on our financial statements and related disclosures. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. However, we are continuing to assess all potential impacts of the standard and we currently believe the more significant impacts relate to certain customer contracts that will be recognized over time, accounting for any required deferral of commissions and changes to the timing of recognition of revenue and costs related to certain warranty arrangements. We have identified, and are in the process of implementing, appropriate changes to our processes, systems and controls to support recognition and disclosure under the new standard. Furthermore, we anticipate that our disclosures will be expanded to meet the new standard’s disclosure objectives.
Separation from Danaher Corporation—The Separation from Danaher, effectuated on July 2, 2016, was completed in the form of a pro rata distribution to Danaher stockholders of record on June 15, 2016 of 100 percent of the outstanding shares of Fortive Corporation held by Danaher.
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
During the third quarter of 2017, we acquired two businesses for total consideration of $802 million in cash, net of cash acquired, including the acquisition of the remaining 80% of a business in which we previously had an ownership interest. The acquisition of the remaining 80% interest also resulted in the revaluation of our prior interest, and we recorded a gain from acquisition of $15.3 million. The businesses acquired complement existing units of the Industrial Technology and Professional Instrumentation segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $246 million. We preliminarily recorded an aggregate of $576 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 29, 2017 ($ in millions):

Accounts receivable	$73.3
Inventories	27.8
Property, plant and equipment	99.7
Goodwill	576.3
Other intangible assets, primarily customer relationships, trade names and technology	172.4
Trade accounts payable	(15.6)
Other assets and liabilities, net	(95.0)
Previously held investment	(36.8)
Net cash consideration	$802.1
Pro forma financial information for these acquisitions has not been presented because the impact is not material.
Subsequent Event
On October 19, 2017, we completed the acquisition of Landauer Inc., a leading global provider of subscription-based technical and analytical services to determine occupational and environmental radiation exposure, as well as a leading domestic provider of outsourced medical physics services, at a purchase price of $67.25 per share. Landauer Inc. will be integrated into our Professional Instrumentation segment.
NOTE 3. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2016	$3,979.0
Attributable to 2017 acquisitions	576.3
Foreign currency translation & other	77.0
Balance, September 29, 2017	$4,632.3
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 29, 2017	December 31, 2016
Professional Instrumentation	$2,863.8	$2,423.7
Industrial Technologies	1,768.5	1,555.3
Total goodwill	$4,632.3	$3,979.0
We have not identified any “triggering” events which would have indicated a potential impairment of goodwill in the nine months ended September 29, 2017.
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

A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 29, 2017
Deferred compensation liabilities	$—	$19.7	$—	$19.7
December 31, 2016
Deferred compensation liabilities	$—	$14.8	$—	$14.8
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
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	September 29, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings	$3,671.9	$3,680.4	$3,358.0	$3,321.4
As of September 29, 2017 and December 31, 2016, the long-term borrowings were categorized as Level 1.
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
NOTE 5. FINANCING
The carrying value of the components of our long-term debt were as follows ($ in millions):

	September 29, 2017	December 31, 2016
U.S. dollar-denominated commercial paper	$285.8	$347.9
Euro-denominated commercial paper	278.3	26.8
U.S. dollar variable interest rate term loan due 2019	500.0	500.0
Yen variable interest rate term loan due 2022	122.5	—
1.80% senior unsecured notes due 2019	298.8	298.3
2.35% senior unsecured notes due 2021	745.6	744.8
3.15% senior unsecured notes due 2026	890.7	890.1
4.30% senior unsecured notes due 2046	546.7	546.8
Other	3.5	3.3
Long-term debt	$3,671.9	$3,358.0
Net discounts, premiums and issuance costs of $18.3 million and $20.1 million as of September 29, 2017 and December 31, 2016, respectively, and have been netted against the aggregate principal amounts of the components of debt table above. Refer to Note 10 of our 2016 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of September 29, 2017, no borrowings were outstanding under the Revolving Credit Facility.
The details of our Commercial Paper Programs as of September 29, 2017 were as follows ($ in millions):

	Carrying Value	Weighted average annual interest rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated	$285.8	1.44%	11
Euro-denominated	$278.3	(0.08)%	72
We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of September 29, 2017, we were in compliance with all of our covenants.
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a new term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that expires on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. As of September 29, 2017, borrowings under the Yen Term Loan bear an interest rate of 0.50% per annum. During the period of 2017 in which the Yen Term Loan was outstanding, the annual effective rate was 0.50%. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
The terms and conditions, including covenants, applicable to the the Yen Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
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
NOTE 6. PENSION PLANS
We have noncontributory defined benefit pension plans outside of the United States. The following sets forth the components of our net periodic pension costs associated with these plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$1.1	$0.9	$3.1	$2.6
Interest cost	1.5	1.8	4.4	5.6
Expected return on plan assets	(1.9)	(2.0)	(5.5)	(6.1)
Amortization of net loss	1.2	1.3	3.4	4.1
Net periodic pension cost	$1.9	$2.0	$5.4	$6.2
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
NOTE 7. INCOME TAXES
Our effective tax rates for the three and nine months ended September 29, 2017, were 23.1% and 25.2%, respectively, as compared to 24.3% and 26.6% for the three and nine months ended September 30, 2016, respectively. Our effective tax rates for 2017 and 2016 differ from the U.S. federal statutory rate of 35% due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
NOTE 8. STOCK-BASED COMPENSATION
In connection with the Separation, the Company adopted the 2016 Stock Incentive Plan (the “Stock Plan”). Outstanding equity awards of Danaher held by our employees at the Separation date were converted into or replaced with Fortive equity awards under the Stock Plan. The Stock Plan provides for the grant of stock appreciation rights, performance stock units (“PSUs”), restricted stock units (“RSUs”), restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of September 29, 2017, approximately 7 million shares of our common stock were reserved for issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 16 of our 2016 Annual Report on Form 10-K.
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. During the three and nine months ended September 29, 2017, we realized a tax benefit of $9.7 million and $26.2 million, respectively, related to employee stock options that were exercised and Stock Awards that vested. As of January 1, 2017, we prospectively adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). Accordingly, we recorded the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of income tax expense and as an operating cash inflow in the accompanying consolidated and combined condensed financial statements. Such Excess Tax Benefit was $5.9 million and $16.1 million during the three and nine months ended September 29, 2017, respectively.
We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”), which provided for the grants of stock options, PSUs and RSUs among other types of awards.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. Under ASU 2016-09, we will continue to recognize stock-based compensation expense based on the portion of the awards that are ultimately expected to vest. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. These allocations are reflected in the accompanying Combined Condensed Statement of Earnings for the nine months ended September 30, 2016.

The following summarizes the components of our stock-based compensation expense under the Stock Plan and the Danaher Plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Stock Awards:
Pretax compensation expense	$7.2	$7.3	$22.6	$21.5
Income tax benefit	(2.4)	(2.3)	(8.0)	(7.1)
Stock Award expense, net of income taxes	4.8	5.0	14.6	14.4
Stock options:
Pretax compensation expense	4.7	4.7	14.6	12.9
Income tax benefit	(1.6)	(1.6)	(5.0)	(4.4)
Stock option expense, net of income taxes	3.1	3.1	9.6	8.5
Total stock-based compensation:
Pretax compensation expense	11.9	12.0	37.2	34.4
Income tax benefit	(4.0)	(3.9)	(13.0)	(11.5)
Total stock-based compensation expense, net of income taxes	$7.9	$8.1	$24.2	$22.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 29, 2017. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$45.2
Stock options	44.8
Total unrecognized compensation cost	$90.0
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of shares of Fortive common stock sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the nine months ended September 29, 2017, approximately 223 thousand shares of Fortive common stock with an aggregate value of $13.5 million were withheld to satisfy this requirement. This withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Changes in Equity.
Stock Options
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model to value stock options granted under the Stock Plan during the nine months ended September 29, 2017:

Risk-free interest rate	1.90% - 2.26%
Weighted average volatility (a)	21.0%
Dividend yield	0.5%
Expected years until exercise	5.5 - 8.0

(a) Weighted average volatility was estimated based on an average historical stock price volatility of a group of peer companies, given our limited trading history.

The following summarizes option activity under the Stock Plan for the nine months ended September 29, 2017 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	10.7	$33.23
Granted	1.8	57.55
Exercised	(1.0)	25.09
Canceled/forfeited	(0.3)	44.87
Outstanding as of September 29, 2017	11.2	$37.65	6.5	$370.9
Vested and expected to vest as of September 29, 2017 (a)	10.8	$37.23	6.5	$362.6
Vested as of September 29, 2017	5.4	$28.23	4.7	$229.3

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2017. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 29, 2017 was $38 million. Exercise of options during the first nine months of 2017 resulted in cash receipts of $25 million.
Stock Awards
The following summarizes information related to unvested Stock Award activity under the Stock Plan for the nine months ended September 29, 2017 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	2.2	$39.20
Granted	0.6	57.04
Vested	(0.6)	35.70
Forfeited	(0.1)	43.65
Unvested as of September 29, 2017	2.1	$45.32
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2016	$65.0
Accruals for warranties issued during the period	56.3
Settlements made	(54.8)
Additions due to acquisitions	1.6
Effect of foreign currency translation	0.2
Balance, September 29, 2017	$68.3

NOTE 10. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact. For both the three and nine months ended September 29, 2017 the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial.
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
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 29, 2017:
Basic EPS	$267.8	347.7	$0.77
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	5.2
Diluted EPS	$267.8	352.9	$0.76

For the Three Months Ended September 30, 2016:
Basic EPS	$226.9	346.0	$0.66
Incremental shares from assumed issuance of shares under stock-based compensation plans	—	3.2
Diluted EPS	$226.9	349.2	$0.65

For the Nine Months Ended September 29, 2017:
Basic EPS	$707.6	347.3	$2.04
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	4.9
Diluted EPS	$707.6	352.2	$2.01

For the Nine Months Ended September 30, 2016:
Basic EPS	$647.8	345.5	$1.87
Incremental shares from assumed issuance of shares under stock-based compensation plans	—	1.1
Diluted EPS	$647.8	346.6	$1.87
On August 3, 2017, we declared a regular quarterly dividend of $0.07 per share paid on September 29, 2017 to holders of record on August 25, 2017. For the nine months ended September 29, 2017, cash dividend payments of $72.8 million were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity.

NOTE 11. SEGMENT INFORMATION
We operate and report our results in two business segments consisting of the Professional Instrumentation and Industrial Technologies segments. As of September 29, 2017, there have been no material changes in total assets or liabilities by segment since December 31, 2016, except for the addition of the assets from acquisitions as detailed in Note 2. Segment results are shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales:
Professional Instrumentation	$786.8	$723.5	$2,261.9	$2,145.1
Industrial Technologies	898.5	843.9	2,587.4	2,452.1
Total	$1,685.3	$1,567.4	$4,849.3	$4,597.2
Operating Profit:
Professional Instrumentation	$178.6	$161.5	$521.5	$469.9
Industrial Technologies	196.2	180.6	530.3	484.7
Other	(18.9)	(18.9)	(52.7)	(46.3)
Total	$355.9	$323.2	$999.1	$908.3
As of September 29, 2017, the material changes in total assets by segment since December 31, 2016 were due primarily to the acquisitions detailed in Note 2. Segment identifiable assets are shown below ($ in millions):

	September 29, 2017	December 31, 2016
Professional Instrumentation	$4,661.7	$3,905.2
Industrial Technologies	3,735.1	3,294.8
Other	930.2	989.8
Total	$9,327.0	$8,189.8
NOTE 12. RELATED-PARTY TRANSACTIONS
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company and certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates. Following the Separation, we continue to enter into arms-length arrangements in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. Sales and purchases from these arrangements with Danaher were not material during the three and nine months ended September 29, 2017 and September 30, 2016.

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
In this report, references to sales from existing businesses refers to sales from operations calculated according to GAAP but excluding (1) the impact from acquired businesses, (2) for the nine months ended September 29, 2017, the impact from the Separation, and (3) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The impact from the Separation refers to the impact from sales to or from Danaher made under agreements entered into, or terminated, in connection with the Separation prior to the first anniversary of the Separation. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses or the Separation) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses or the Separation) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended September 29, 2017 as compared to the comparable period of 2016 resulting in aggregate year-over-year total sales growth of 7.5% and sales growth from existing businesses of 4.8%. Our continued investments in sales growth initiatives and new product introductions, as well as increased demand in high-growth markets and stabilization of market conditions in developed markets and other business-specific factors discussed below contributed to overall sales growth from existing businesses across the majority of our businesses in the period. On a year-over-year basis, sales growth from existing businesses in the Professional Instrumentation segment was driven by strong demand in the businesses within both Advanced Instrumentation & Solutions and Sensing Technologies. Year-over-year sales growth from existing businesses in the Industrial Technologies segment was led by increased demand in Automation & Specialty Components and Transportation Technologies businesses driven by demand for industrial automation solutions and demand for dispensers and payment systems in the United States and Europe. The Europay, Mastercard and Visa (“EMV”) global standards are expected to continue to drive demand for dispensers and payment systems over the next several years, however, we do not expect it to be a significant component of year-over-year growth for the next several quarters.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and at a low-double digit rate in high-growth markets during the three months ended September 29, 2017 as compared to the comparable 2016 period. Year-over-year sales from existing businesses grew at a rate in the mid-teens in China, at a high-single digit rate in Western Europe and at a low-single digit rate in North America during the three months ended September 29, 2017. We expect overall sales from existing businesses to grow on a year-over-year basis during the remainder of 2017 although we continue to monitor developments from macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies, as well as other factors identified above in “—Information Relating to Forward-Looking Statements.”
Acquisitions
During the third quarter of 2017, we acquired two businesses for total consideration of $802 million in cash, net of cash acquired, including the acquisition of the remaining 80% of a business in which we previously had an ownership interest. The acquisition of the remaining 80% interest also resulted in the revaluation of our prior interest, and we recorded a gain from acquisition of $15.3 million. The businesses acquired complement existing units of the Industrial Technology and Professional Instrumentation segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $246 million. We preliminarily recorded an aggregate of $576 million of goodwill related to these acquisitions.
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and nine months ended September 29, 2017 as compared to the comparable periods of 2016:
Components of Sales Growth

	% Change Three Months Ended September 29, 2017 vs. Comparable 2016 Period	% Change Nine Months Ended September 29, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	7.5%	5.5%
Existing businesses (Non-GAAP)	4.8%	5.1%
Acquisitions (a) (Non-GAAP)	1.8%	0.8%
Currency exchange rates (Non-GAAP)	0.9%	(0.4)%

(a) This includes the impact from both acquisitions and the Separation

Operating Profit Margins
Operating profit margin was 21.1% for the three months ended September 29, 2017, an increase of 50 basis points as compared to 20.6% in the comparable period of 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized and changes in currency exchange rates, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments — 150 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related transaction costs — 70 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 30 basis points
Operating profit margin was 20.6% for the nine months ended September 29, 2017, an increase of 80 basis points as compared to 19.8% in the comparable period of 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized and costs associated with various growth investments made in 2016, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments, increased general and administrative costs required to operate as a stand-alone public company and changes in currency exchange rates — 130 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related transaction costs — 20 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 30 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Professional Instrumentation	$786.8	$723.5	$2,261.9	$2,145.1
Industrial Technologies	898.5	843.9	2,587.4	2,452.1
Total	$1,685.3	$1,567.4	$4,849.3	$4,597.2
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

Professional Instrumentation Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$786.8	$723.5	$2,261.9	$2,145.1
Operating profit	178.6	161.5	521.5	469.9
Depreciation	10.0	8.7	27.5	26.6
Amortization	8.4	17.0	23.9	50.9
Operating profit as a % of sales	22.7%	22.3%	23.1%	21.9%
Depreciation as a % of sales	1.3%	1.2%	1.2%	1.2%
Amortization as a % of sales	1.1%	2.3%	1.1%	2.4%
Components of Sales Growth

	% Change Three Months Ended September 29, 2017 vs. Comparable 2016 Period	% Change Nine Months Ended September 29, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	8.7%	5.4%
Existing businesses (Non-GAAP)	5.3%	5.5%
Acquisitions (a) (Non-GAAP)	2.7%	0.5%
Currency exchange rates (Non-GAAP)	0.7%	(0.6)%

(a) This includes the impact from both acquisitions and the Separation
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a mid-single digit rate during both the three and nine months ended September 29, 2017 as compared to the comparable periods of 2016. Year-over-year sales from existing businesses of field solutions products and services grew at a mid-single digit rate during both the three and nine months ended September 29, 2017 due to increased demand for industrial test equipment, network tools and online condition-based monitoring equipment. Year-over-year sales from existing businesses of product realization solutions grew at a mid-single digit rate during the three months ended September 29, 2017 driven primarily by continued growth in the semiconductor and consumer electronics end markets as well as increased demand for oscilloscopes and new product introductions. During the nine months ended September 29, 2017, these same factors contributed to high-single digit year-over-year growth but were partly offset by a decline in demand for design, engineering and manufacturing services. Sales in the segment’s energetic materials business grew during the nine months ended September 29, 2017 despite a slight decline in demand during the three months ended September 29, 2017. Geographically, demand increased on a year-over-year basis in Asia, driving strong growth in high-growth markets, as well as in Western Europe and North America during both the three and nine months ended September 29, 2017.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a high-single digit rate and at a mid-single digit rate during the three and nine months ended September 29, 2017, respectively, as compared to the comparable periods of 2016. Increased year-over-year demand in the industrial end market was partly offset by lower demand in the medical end market. Geographically, sales from existing businesses increased on a year-over-year basis during both the three and nine months ended September 29, 2017, due primarily to growth in Asia and North America.
Year-over-year price increases in the segment contributed 0.6% and 0.4% during the three and nine months ended September 29, 2017, respectively, as compared to the comparable periods of 2016 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 40 basis points during the three months ended September 29, 2017 as compared to the comparable period of 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized and changes in currency exchange rates net of incremental year-over-year costs associated with various product development and sales and marketing growth investments — 240 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related transaction costs — 140 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 60 basis points
Operating profit margin increased 120 basis points during the nine months ended September 29, 2017 as compared to the comparable period of 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation, incremental year-over-year bad debt charges and changes in currency exchange rates — 220 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related transaction costs — 50 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 50 basis points
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
Industrial Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$898.5	$843.9	$2,587.4	$2,452.1
Operating profit	196.2	180.6	530.3	484.7
Depreciation	14.5	13.2	43.0	39.4
Amortization	6.3	5.5	17.4	16.3
Operating profit as a % of sales	21.8%	21.4%	20.5%	19.8%
Depreciation as a % of sales	1.6%	1.6%	1.7%	1.6%
Amortization as a % of sales	0.7%	0.7%	0.7%	0.7%
Components of Sales Growth

	% Change Three Months Ended September 29, 2017 vs. Comparable 2016 Period	% Change Nine Months Ended September 29, 2017 vs. Comparable 2016 Period
Total revenue growth (GAAP)	6.5%	5.5%
Existing businesses (Non-GAAP)	4.4%	4.6%
Acquisitions (a) (Non-GAAP)	1.0%	1.1%
Currency exchange rates (Non-GAAP)	1.1%	(0.2)%

(a) This includes the impact from both acquisitions and the Separation
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a low-single digit rate during the three months ended September 29, 2017 and at a mid-single digit rate during the nine months ended September 29, 2017, as compared to the comparable periods of 2016, due primarily to strong demand for dispensers and payment systems in both the United States and Europe. In addition for the nine months ended September 29, 2017, sales growth was impacted by decreased year-over-year EMV-related demand for indoor point-of-sale systems in the United States as customers had largely upgraded to products that support indoor EMV requirements in the prior year in response to the indoor liability shift. The rate of increase in demand for dispensers and payment systems softened in the United States on a year-over-year basis during the three months ended September 29, 2017 as customers began to delay upgrades in response to the extension of the liability shift deadlines for outdoor payment systems. We expect EMV deadlines to continue to drive demand for the next several years, however, we do not expect it to be a significant component of year-over-year growth for the next several quarters. Geographically, sales from existing businesses increased on a year-over-year basis in Europe and Latin America, partially offset by declines in the Asia-Pacific region during both the three and nine months ended September 29, 2017. Sales in the United States grew during the nine months ended September 29, 2017 despite declining slightly during the three months ended September 29, 2017.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a high-single digit rate during the three months ended September 29, 2017 and at a mid-single digit rate during the nine months ended September 29, 2017 as compared to the comparable periods of 2016, due primarily to increased year-over-year demand in industrial and robotics end markets. During the three and nine months ended September 29, 2017, year-over-year demand for engine retarder products was strong in China. Geographically, year-over-year sales from existing businesses in the segment’s Automation and Specialty Components business increased during both the three and nine months ended September 29, 2017 in China and Europe.
Sales from existing businesses in the segment’s Franchise Distribution businesses were up slightly during the three months ended September 29, 2017 and grew at a low-single digit rate during the nine months ended September 29, 2017 as compared to the comparable periods of 2016. During the three months ended September 29, 2017, increased year-over-year demand for professional and diagnostic tools was offset by declines in demand for hardline, powered and tool storage products. During the nine months ended September 29, 2017, increased year-over-year demand for hardline and diagnostic tools was partially offset by a decline in demand for powered and tool storage products.
Year-over-year price increases in the segment contributed 0.5% and 0.2% during the three and nine months ended September 29, 2017, respectively, as compared to the comparable periods of 2016 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 40 basis points during the three months ended September 29, 2017 as compared to the comparable period of 2016 due to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments. Included in the 40 basis points increase in operating profit margin is the incremental year-over-year net dilutive effect of acquired businesses of 10 basis points.
Operating profit margin increased 70 basis points during the nine months ended September 29, 2017 as compared to the comparable period of 2016 due primarily to higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and costs associated with various growth investments made in 2016, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$1,685.3	$1,567.4	$4,849.3	$4,597.2
Cost of sales	(845.9)	(794.5)	(2,460.8)	(2,361.0)
Gross profit	$839.4	$772.9	$2,388.5	$2,236.2
Gross profit margin	49.8%	49.3%	49.3%	48.6%
The year-over-year increase in cost of sales during the three months ended September 29, 2017 as compared to the comparable period in 2016 is due primarily to the impact of higher year-over-year sales volumes and changes in currency exchange rates partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions.

The year-over-year increase in cost of sales during the nine months ended September 29, 2017 as compared to the comparable period in 2016 is due primarily to the impact of higher year-over-year sales volumes partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, costs associated with various growth investments made in 2016 and changes in currency exchange rates.
The year-over-year increase in gross profit (and the related 50 basis point increase in gross profit margin) during the three months ended September 29, 2017 as compared to the comparable period in 2016 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions and changes in currency exchange rates.
The year-over-year increase in gross profit (and the related 70 basis point increase in gross profit margin) during the nine months ended September 29, 2017 as compared to the comparable period in 2016 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions and costs associated with various growth investments made in 2016, partly offset by changes in currency exchange rates.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$1,685.3	$1,567.4	$4,849.3	$4,597.2
Selling, general and administrative (“SG&A”) expenses	381.5	354.5	1,092.1	1,042.3
Research and development (“R&D”) expenses	102.0	95.2	297.3	285.6
SG&A as a % of sales	22.6%	22.6%	22.5%	22.7%
R&D as a % of sales	6.1%	6.1%	6.1%	6.2%
SG&A expenses increased during the three and nine months ended September 29, 2017 as compared to the comparable periods of 2016 due primarily to continued investments in our sales and marketing growth initiatives, increased acquisition-related transaction costs and increased general and administrative costs required to operate as a stand-alone public company as compared to the allocations derived from Danaher in periods prior to the Separation, which primarily impacted the first half of 2017 as compared to the first half of 2016. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized. On a year-over-year basis, SG&A expenses as a percentage of sales were flat and decreased 20 basis points in the three and nine months ended September 29, 2017, respectively. The decrease in the nine months ended September 29, 2017 was due primarily to the impact of sales growing at a faster rate than SG&A expenses during the period.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during both the three and nine months ended September 29, 2017 as compared to the comparable periods of 2016 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales were flat and decreased 10 basis points in the three and nine months ended September 29, 2017, respectively. The decrease in the nine months ended September 29, 2017 was due primarily to the impact of sales growing at a faster rate than R&D expenses during the period.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying Consolidated and Combined Condensed Financial Statements.
Interest expense of $23 million and $68 million was recorded for the three and nine months ended September 29, 2017, respectively, compared to $23 million and $26 million for the three and nine months ended September 30, 2016, respectively. Before the Separation, we depended on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, we recorded no interest expense in our combined condensed financial statements for periods prior to the Separation.

INCOME TAXES
Our effective tax rate for the three and nine months ended September 29, 2017, was 23.1% and 25.2%, respectively, as compared to 24.3% and 26.6% for the three and nine months ended September 30, 2016, respectively. The year-over-year decrease was due primarily to favorable impacts in 2017 from federal and international tax benefits.
Our effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate and the impact of credits and deductions provided by law.
COMPREHENSIVE INCOME
Comprehensive income increased $105 million during the three months ended September 29, 2017, due primarily to favorable changes in foreign currency translation adjustments of $64 million due to changes in currency exchange rates and net earnings that were higher by $41 million.
Comprehensive income increased $201 million during the nine months ended September 29, 2017, due primarily to favorable changes in foreign currency translation adjustments of $141 million due to changes in currency exchange rates and net earnings that were higher by $60 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the nine month period ended September 29, 2017.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the nine months ended September 29, 2017:

	Nine Months Ended
($ in millions)	September 29, 2017	September 30, 2016
Net cash provided by operating activities	$713.0	$819.4

Cash paid for acquisitions	$(802.1)	$(190.6)
Payments for additions to property, plant and equipment	(87.7)	(90.0)
All other investing activities	1.5	4.3
Net cash used in investing activities	$(888.3)	$(276.3)

Net proceeds from borrowings (maturities of 90 days or less)	$176.8	$525.6
Proceeds from borrowings (maturities longer than 90 days)	125.9	2,983.0
Payment of dividends	(72.8)	(24.2)
Cash dividend paid to Former Parent	—	(3,000.0)
Net transfers to Former Parent	—	(301.4)
All other financing activities	10.9	(2.2)
Net cash provided by financing activities	$240.8	$180.8
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.

Operating cash flows were approximately $713 million for the first nine months of 2017, a decrease of $106 million, or approximately 13%, as compared to the comparable period of 2016. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2017 operating cash flows benefited from higher net earnings for the first nine months of 2017 as compared to the comparable period in 2016. Net earnings for the nine months ended September 29, 2017 benefited from a year-over-year increase in operating profits of $91 million and a $15 million non-cash gain from acquisition partially offset by a year-over-year increase in interest expense of $42 million associated with debt issued in June 2016 in connection with the Separation. The year-over-year increase in operating profit includes a year-over-year decrease in depreciation and amortization expense of $20 million due primarily to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $74 million of cash during the first nine months of 2017 as compared to providing $62 million of cash in the comparable period of 2016. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $56 million of cash during the first nine months of 2017 as compared to using $62 million of cash in the comparable period of 2016. The timing of cash payments for income taxes and various employee related liabilities drove the majority of this change. For periods prior to the Separation our combined financial statements accounted for income taxes under the separate return method; accordingly our taxes payable during this period was recorded as an adjustment to equity as it did not represent a liability with the relevant taxing authorities as we were a part of Danaher’s tax returns.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $612 million during the nine months ended September 29, 2017 as compared to the comparable period of 2016, due primarily to the business acquisitions completed during the nine months ended September 29, 2017.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in operating-type lease arrangements with customers. Capital expenditures decreased $2 million during the nine months ended September 29, 2017 as compared to the comparable period of 2016 due primarily to timing of these investments within the year. For the full year 2017, we expect capital spending to be between $125 million and $135 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, payments of quarterly cash dividends to shareholders and, prior to the Separation, net payments and transfers to Former Parent. Financing activities generated cash of $241 million during the nine months ended September 29, 2017 compared to approximately $181 million of cash provided in the comparable period in 2016. In the nine months ended September 29, 2017, we received net proceeds from the issuance of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $177 million, received proceeds from borrowings of $126 million and paid $73 million of cash dividends to shareholders. In the nine months ended September 30, 2016, we incurred approximately $3.5 billion of indebtedness offset by $3.3 billion of payments and net transfers to Former Parent. We no longer make any net transfers to Former Parent as a result of the Separation.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of September 29, 2017, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

We had $1.5 billion available under the Revolving Credit Facility as of September 29, 2017. Of this amount, approximately $564 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $0.9 billion of indebtedness under the Revolving Credit Facility as of September 29, 2017. Refer to Note 5 of the Consolidated and Combined Condensed Financial Statements for information regarding our financing activities and indebtedness.
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
As of September 29, 2017, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had a weighted average annual interest rate of 1.44% and a weighted average remaining maturity of approximately 11 days. As of September 29, 2017, commercial paper outstanding under the Euro-denominated commercial paper program had a weighted average annual interest rate of (0.08)% and a weighted average remaining maturity of approximately 72 days.
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a new term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that expires on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. As of September 29, 2017, borrowings under the Yen Term Loan bear an interest rate of 0.50% per annum. During the period of 2017 in which the Yen Term Loan was outstanding, the annual effective rate was 0.50%. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
The terms and conditions, including covenants, applicable to the the Yen Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
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
Dividends
On August 3, 2017, we declared a regular quarterly dividend of $0.07 per share paid on September 29, 2017 to holders of record on August 25, 2017. For the nine months ended September 29, 2017, cash dividends of $73 million were paid to shareholders.
Cash and Cash Requirements
As of September 29, 2017, we held $911 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with a negligible weighted average annual interest rate. Substantially all of the cash was held outside of the United States.

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of our foreign subsidiaries, we make an assertion regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. We record a current tax liability for the funds when we plan to repatriate cash to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of September 29, 2017, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
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
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended September 29, 2017 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2016 Annual Report on Form 10-K. There were no material changes during the three months ended September 29, 2017 to the information reported in our 2016 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2016 Annual Report on Form 10-K. There were no material changes during the quarter ended September 29, 2017 to the risk factors reported in the “Risk Factors” section of our 2016 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017, File No. 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017, File No 1-37654).

10.1	Fortive Corporation Director Compensation Policy.

10.2	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan.

10.3	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form.

11.1	Computation of per-share earnings (See Note 10, “Earnings Per Share”, to our Consolidated and Combined Condensed Financial Statements).

12.1	Computation of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 29, 2017 and December 31, 2016, (ii) Consolidated and Combined Condensed Statements of Earnings for the three and nine months ended September 29, 2017 and September 30, 2016, (iii) Consolidated and Combined Condensed Statements of Comprehensive Income for the three and nine months ended September 29, 2017 and September 30, 2016, (iv) Consolidated Condensed Statement of Changes in Equity for the nine months ended September 29, 2017, (v) Consolidated and Combined Condensed Statements of Cash Flows for the nine months ended September 29, 2017 and September 30, 2016, and (vi) Notes to Consolidated and Combined Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 26, 2017	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 26, 2017	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer