Form 10-K
period 2017-12-31
Fortive Corp
filed 2018-02-28
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 21, 2018 there were 348,031,654 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2017 was $19.4 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2018 Proxy Statement specifically incorporated herein by reference, the 2018 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact on changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe and Latin America.
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
Our 2017 sales by geographic destination (geographic destination refers to the geographic area where the final sale to our customer is made) were: North America, 58% (including 55% in the United States); Europe, 19%; Asia Pacific, 19%, and all other regions, 4%. For additional information regarding sales by geography, please refer to Note 17 to the Consolidated and Combined Financial Statements included in this Annual Report.
Fortive Corporation is a Delaware corporation and was incorporated in 2015 in connection with the separation of Fortive from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). The Separation was effectuated through a pro-rata dividend distribution on July 2, 2016 of all of the then-outstanding shares of common stock of Fortive Corporation to the holders of common stock of Danaher as of June 15, 2016. In this Annual Report, the terms “Fortive” or the “Company” refer to either Fortive Corporation or to Fortive Corporation and its consolidated subsidiaries, as the context requires.
Reportable Segments
The table below describes the percentage of sales attributable to each of our two segments over each of the last three years ended December 31, 2017. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 17 to the Consolidated and Combined Financial Statements included in this Annual Report.

	2017	2016	2015
Professional Instrumentation	47%	46%	48%
Industrial Technologies	53%	54%	52%
Professional Instrumentation
Our Professional Instrumentation segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure, temperature, radiation, and hazardous gases. Customers for these products and services include industrial service, installation and maintenance professionals, designers and manufacturers of electronic devices and instruments, medical technicians, safety professionals and other customers for whom precision, reliability and safety are critical in their specific applications. 2017 sales for this segment by geographic destination were: North America, 50%; Europe, 18%; Asia Pacific, 26%, and all other regions, 6%.
Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. Our Advanced Instrumentation & Solutions business was primarily established through the acquisitions of Qualitrol in the 1980s, Fluke Corporation in 1998, Pacific Scientific Company in 1998, Tektronix in 2007, Invetech in 2007, Keithley Instruments in 2010, eMaint in 2016, Industrial Scientific in 2017, Landauer in 2017 and numerous bolt-on acquisitions.
Advanced Instrumentation & Solutions
Our Advanced Instrumentation & Solutions business consists of:
Field Solutions Our field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and computerized maintenance management software for critical infrastructure in utility, industrial, energy, construction, public safety, mining, and healthcare applications. These products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature, radiation, hazardous gas and air quality, among other parameters. Typical users of these products and software include electrical engineers, electricians, electronic technicians, safety professionals, medical technicians, network technicians, first-responders, and industrial service, installation and maintenance professionals. The business also makes and sells instruments, controls and monitoring and maintenance systems used by maintenance departments in utilities and industrial facilities to monitor assets, including transformers, generators, motors and switchgear. Products are marketed under a variety of brands, including FLUKE, FLUKE BIOMEDICAL, FLUKE NETWORKS, INDUSTRIAL SCIENTIFIC, LANDAUER and QUALITROL.
Product Realization Our product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Typical users of these products and services include research and development engineers who design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products, and video equipment manufacturers, content developers and broadcasters. The business also provides a full range of design, engineering and manufacturing services and highly-engineered, modular components to enable conceptualization, development and launch of products in the medical diagnostics, cell therapy and consumer markets. Finally, the business designs, develops, manufactures and markets critical, highly-engineered energetic materials components in specialized vertical applications. Products and services are marketed under a variety of brands, including INVETECH, KEITHLEY, PACIFIC SCIENTIFIC ENERGETIC MATERIALS COMPANY, SONIX and TEKTRONIX.
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
Industrial Technologies
Our Industrial Technologies segment offers critical technical equipment, components, software and services for manufacturing, repair and transportation markets worldwide. We offer fueling, environmental, field payment, vehicle tracking and fleet management solutions that are used in retail, commercial, and private fleet applications, as well as precision motion-control and other specialty products and solutions that enable manufacturing and other process industries around the world to operate more effectively and efficiently. Customers for these products and services include retail and commercial fueling operators, fleet owners, industrial machine original equipment manufacturers (“OEMs”), commercial auto-repair businesses and other industrial customers. 2017 sales for this segment by geographic destination were: North America, 63%; Europe, 19%; Asia Pacific, 13%, and all other regions, 5%.
Our Industrial Technologies segment consists of our Transportation Technologies, Automation & Specialty Components and Franchise Distribution businesses. Our Transportation Technologies business originated with the acquisition of Veeder-Root in the 1980s and subsequently expanded through additional acquisitions, including the acquisitions of Gilbarco in 2002, Navman Wireless in 2012, Teletrac in 2013, ANGI Energy Systems in 2014, Global Traffic Technologies in 2016, Orpak Systems in 2017 and numerous bolt-on acquisitions. Our Automation & Specialty Components business was primarily established through the acquisitions of Kollmorgen Corporation in 2000 and Thomson Industries in 2002, as well as numerous other acquisitions. Our Franchise Distribution business was established through the acquisitions of Matco Tools and Hennessy Industries in 1986.
Transportation Technologies
Our Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. This business consists of:
Retail/Commercial Fueling Our retail/commercial petroleum products include environmental monitoring and leak detection systems; vapor recovery equipment; fuel dispenser systems for petroleum and compressed natural gas; point-of-sale and secure and automated electronic payment technologies for retail petroleum stations; submersible turbine pumps; and remote monitoring and outsourced fuel management software as a service (“SaaS”) offerings, including compliance services, fuel system maintenance, fleet management software solutions, and inventory planning and supply chain support. Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Our retail/commercial petroleum products are marketed under a variety of brands, including ANGI, GASBOY, GILBARCO, GILBARCO AUTOTANK, ORPAK and VEEDER-ROOT.
Telematics Our telematics products include vehicle tracking and fleet management hardware and software solutions offered as SaaS that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle safety, compliance, operating efficiency and productivity. Typical users of these solutions span a variety of industries and include businesses and other organizations that manage vehicle fleets. Our telematics products are marketed under a variety of brands, including TELETRAC NAVMAN.
Customers in this line of business choose suppliers based on a number of factors, including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “-Competition.” Sales are generally made through independent distributors and our direct sales personnel.
Automation & Specialty Components
Our Automation & Specialty Components business provides a wide range of electromechanical and electronic motion control products (including standard and custom motors, drives and controls) and mechanical components (such as ball screws, linear bearings, clutches/brakes and linear actuators), as well as supplemental braking systems for commercial vehicles. The automation products are sold in various precision motion markets, such as the markets for packaging equipment, medical equipment, metal forming equipment, robotics and food and beverage processing applications. Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the breadth of the supplier’s product offering, the ability to rapidly develop custom solutions for complex customer requirements, the geographic coverage offered by the supplier and the other factors described under “-Competition.” The business is also a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 3 through 7 vehicles. Customers are primarily major OEMs of class 3 through class 8 vehicles, and typically choose suppliers based on their technical expertise and total cost of ownership. Products in this business are marketed under a variety of brands, including DYNAPAR, HENGSTLER, JAKE BRAKE, KOLLMORGEN, PORTESCAP and THOMSON. Sales are generally made through direct sales personnel and independent distributors.
Franchise Distribution
Our Franchise Distribution business consists of:
Professional Tools We manufacture and distribute professional tools, toolboxes and automotive diagnostic equipment and software through our network of franchised mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics typically select tools based on relevant innovative features and the other factors described under “-Competition.”
Wheel Service Equipment We produce a full-line of wheel service equipment including brake lathes, tire changers, wheel balancers, and wheel weights under various brands including the COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through direct sales personnel and independent distributors. Competition in the wheel service equipment business is based on the factors described under “-Competition.”
Manufacturing facilities of our Industrial Technologies businesses are located in North America, South America, Europe and Asia.
************************************
The following discussion includes information common to both of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, cast iron, aluminum and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2017 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights and trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Fortive.
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
Backlog
The following sets forth the unfulfilled orders attributable to each of our segments as of December 31 ($ in millions):

	2017	2016
Professional Instrumentation	$662	$566
Industrial Technologies	671	632
Total	$1,333	$1,198
We expect that a majority of the unfilled orders as of December 31, 2017 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
As of December 31, 2017, we employed approximately 26,000 persons, of whom approximately 13,000 were employed in the United States and approximately 13,000 were employed outside of the United States. Of our United States employees, approximately 1,500 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.

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

	2017	2016	2015
Professional Instrumentation	$238	$229	$232
Industrial Technologies	168	156	146
Total	$406	$385	$378
We generally conduct R&D activities on a business-by-business basis, primarily in North America, Asia and Europe. We anticipate that we will continue to make significant expenditures for R&D as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored R&D was not material in 2017, 2016 or 2015.
Government Contracts
Although the substantial majority of our revenue in 2017 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 14 to the Consolidated and Combined Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
Export/Import Compliance
We are required to comply with various U.S. export/import control and economic sanctions laws, such as:

•
the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, impose license requirements on the export from the United States of defense articles and defense services listed on the United States Munitions List;

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

•	the import regulations administered by U.S. Customs and Border Protection.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”
International Operations
Our products and services are available in markets worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets.
The table below describes annual revenue derived from customers outside the United States as a percentage of total sales for the year ended December 31, by segment and in the aggregate, based on geographic destination:

	2017	2016	2015
Professional Instrumentation	52%	52%	51%
Industrial Technologies	39%	37%	39%
Total	45%	44%	45%
The table below describes long-lived assets located outside the United States as of December 31, as a percentage of total long-lived assets, by segment and in the aggregate (including assets held for sale):

	2017	2016	2015
Professional Instrumentation	16%	21%	21%
Industrial Technologies	32%	22%	25%
Total	22%	21%	23%
For additional information related to revenues and long-lived assets by country, please refer to Note 17 to the Consolidated and Combined Financial Statements and for information regarding deferred taxes by geography, please refer to Note 11 to the Consolidated and Combined Financial Statements.
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
Financial information about our international operations is contained in Note 17 to the Consolidated and Combined Financial Statements and information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2017, 2016 or 2015.
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
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment and underemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, natural disasters, terrorist attacks, and other challenges that affect the global economy adversely affect us and our distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products, software and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

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

In addition, adverse general economic conditions may lead to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility. If we are unable to access capital and credit markets on terms that are acceptable to us or our lenders are unable to provide financing in accordance with their contractual obligations, we may not be able to make certain investments or acquisitions or fully execute our business plans and strategies. Furthermore, our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.
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
Many of our businesses operate in industries that are intensely competitive and have been subject to consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see the section entitled “Business-Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new or enhanced products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.
Changes in industry standards and governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment and electronic communications, and market standardizations, such as the Europay, MasterCard and Visa (“EMV”) global standard. We develop, configure and market our products and services to meet customer needs created by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application or enforcement thereof) could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for our products and services from period to period.
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
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. In addition, some of our operations require the controlled use of hazardous or energetic materials in the development, manufacturing or servicing of our products. We cannot assure you that our environmental, health and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements. Moreover, any accident that results in significant personal injury or property damage, whether occurring during development, manufacturing, servicing, use, or storage of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage, harm to our reputation, and reduction in morale among our employees, any of which may adversely and materially affect our results of operations.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 14 to the Consolidated and Combined Financial Statements. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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

•
we also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts; and

•
we are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection and transfer of personal data, including the transfer of personal data between or among countries. Many of these foreign data privacy regulations (including the General Data Protection Regulation effective in the European Union in May 2018) are more stringent than those in the U.S. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.

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
In 2017, approximately 45% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, including changes in relationship with the United States;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2017, the net carrying value of our goodwill and other intangible assets totaled approximately $6.4 billion. In accordance with generally accepted accounting principles in the United States of America (“GAAP”), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical source of earnings could materially impact our consolidated effective tax rate. Furthermore, a change in the tax laws of the jurisdictions where we operate could result in a material increase in our tax expense. In addition, foreign remittance taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, then our income tax expense could increase. On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cut and Jobs Act (“TCJA”). The TCJA represents one of the most significant overhauls to the US federal tax code since 1986 according to the SEC. The TCJA includes numerous provisions that affect businesses and introduces changes that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. In addition, pursuant to the interpretive guidance in Staff Accounting Bulletin No. 118, we prepared and recorded tax accounting for the year ended

December 31, 2017 applying tax laws in effect prior to the application of the provisions of the TCJA and recorded provisional estimates for all the effects of the TCJA. As a result of any further guidance and regulations pertaining to TCJA, and as we complete our analysis, the provisional estimates may be subject to adjustments, which adjustments may have a material adverse effect on our financial results during the period in which such adjustments are determined.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries. The OECD has issued a series of reports recommending changes to numerous long-standing tax principles, many of which are being adopted by various countries in which we do business. Changes in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate.
We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2017, we had approximately $4.1 billion of long-term debt on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

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
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation and financial statements.
Manufacturing or design defects impacting safety, cybersecurity or quality issues (or the perception of such issues) for our products and services can lead to personal injury, death, property damage, data loss or other damages. These events could lead to recalls or safety or other public alerts, result in product or service downtime or the temporary or permanent removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, downtime, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.
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
Changes in U.S. GAAP could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB issued new accounting standards for revenue recognition and accounting for leases. These and other such standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results.
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
Pursuant to the separation agreement and certain other agreements with Danaher, Danaher has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Danaher has agreed to retain, and there can be no assurance that the indemnity from Danaher will be sufficient to protect us against the full amount of such liabilities, or that Danaher will be able to fully satisfy its indemnification obligations. In addition, Danaher’s insurers may attempt to deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Danaher or such insurance providers any amounts for which we may be held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.
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
To preserve the tax-free treatment for U.S. federal income tax purposes to Danaher of the Separation, under the tax matters agreement that we entered into with Danaher, we are restricted from taking any action that prevents the distribution from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, until July 2, 2018, we are subject to specific restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. In addition, under the tax matters agreement, we may be required to indemnify Danaher against any such tax liabilities as a result of the acquisition of our stock or assets, even if it does not participate in or otherwise facilitate the acquisition.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2017, our facilities included approximately 110 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 58 of these facilities are located in the United States in over 20 states and approximately 52 are located outside the United States in over 20 countries, including Canada and countries in Asia Pacific, Europe and Latin America. These facilities cover approximately 11 million square feet, of which approximately 7 million square feet are owned and approximately 4 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is: Professional Instrumentation, 54; and Industrial Technologies, 56.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 13 to the Consolidated and Combined Financial Statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 27, 2018. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	52	President and Chief Executive Officer	2016
Patrick J. Byrne	57	Senior Vice President	2016
Martin Gafinowitz	59	Senior Vice President	2016
Barbara B. Hulit	51	Senior Vice President	2016
Charles E. McLaughlin	56	Senior Vice President – Chief Financial Officer	2016
Patrick K. Murphy	56	Senior Vice President	2016
William W. Pringle	50	Senior Vice President	2016
Raj Ratnakar	50	Vice President – Strategic Development	2016
Jonathan L. Schwarz	46	Vice President – Corporate Development	2016
Peter C. Underwood	48	Senior Vice President – General Counsel and Secretary	2016
Stacey A. Walker	47	Senior Vice President – Human Resources	2016
Emily A. Weaver	46	Vice President – Chief Accounting Officer	2016
James A. Lico has served as Chief Executive Officer and President, as well as a member of the Board since July 2016. Prior to July 2016, Mr. Lico served in leadership positions in a variety of different functions and businesses at Danaher after joining Danaher in 1996, including as Executive Vice President from 2005 to 2016.
Patrick J. Byrne has served as a Senior Vice President of Fortive since July 2016. Prior to July 2016, Mr. Byrne served as President of Danaher’s Tektronix business from July 2014 to July 2016, after serving as Chief Technology Officer and Vice President-Strategy and Business Development for Danaher’s Test and Measurement segment from 2012 to July 2014. Prior to joining Danaher, he served as Chief Executive Officer of Intermec Technologies, a manufacturer of automated identification and data capture equipment, from 2007 until 2012.
Martin Gafinowitz has served as a Senior Vice President of Fortive since July 2016. Prior to July 2016, Mr. Gafinowitz served as Senior Vice President-Group Executive of Danaher from March 2014 to July 2016 after serving as Vice President-Group Executive of Danaher from 2005 to March 2014.
Barbara B. Hulit has served as a Senior Vice President since July 2016. Prior to July 2016, Ms. Hulit served as Senior Vice President - Danaher Business System Office for Danaher from January 2013 to July 2016 and as President of Fluke Corporation from May 2005 to January 2013.
Charles E. McLaughlin has served as Senior Vice President, Chief Financial Officer since July 2016. Prior to July 2016, Mr. McLaughlin served as Senior Vice President-Diagnostics Group CFO for Danaher’s Diagnostics business from May 2012 to July 2016, and as Senior Vice President-Chief Financial Officer of Danaher’s Beckman Coulter business from July 2011 to July 2016.
Patrick K. Murphy has served as Senior Vice President of Fortive since July 2016. Prior to July 2016, Mr. Murphy served as a Group President of Danaher after joining Danaher in March 2014 until July 2016. Prior to joining Danaher, he served as CEO of Nidec Motor Corporation and President of the ACIM (Appliance, Commercial and Industrial Motor) Business Unit of Nidec Corporation, a manufacturer of commercial, industrial, and appliance motors and controls, from 2010 until October 2013.
William W. Pringle has served as a Senior Vice President of Fortive since July 2016. Prior to July 2016, Mr. Pringle served as Senior Vice President-Fluke and Qualitrol for Danaher from October 2015 to July 2016 and as President of Danaher’s Fluke business from July 2013 to July 2016, after serving as President-Fluke Industrial Group from May 2012 to July 2013. Prior to joining Danaher, Mr. Pringle served in a series of progressively more responsible roles with Whirlpool Corporation, a manufacturer of home appliances, from 2008 until May 2012, including most recently as Senior Vice President-Integrated Business Units.
Raj Ratnakar has served as Vice President, Strategic Development of Fortive since July 2016. Prior to July 2016, Mr. Ratnakar served as a Vice President-Strategic Development of Danaher from August 2012 to July 2016. Prior to joining Danaher, he served as Vice President of Corporate Strategy for Tyco Electronics, a global manufacturing company, from 2009 until August 2012.

Jonathan L. Schwarz has served as Vice President, Corporate Development of Fortive since July 2016. Prior to July 2016, Mr. Schwarz served as Vice President-Corporate Development of Danaher from 2010 to July 2016.
Peter C. Underwood has served as Senior Vice President, General Counsel and Secretary of Fortive since May 2016. Prior to joining Fortive, Mr. Underwood served as Vice President, General Counsel and Secretary of Regal Beloit Corporation, a manufacturer of electric motors, from 2010 through May 2016.
Stacey A. Walker has served as a Senior Vice President, Human Resources of Fortive since July 2016. Prior to July 2016, Ms. Walker served as Vice President-Talent Management of Danaher from January 2014 to July 2016 after serving as Vice President-Talent Planning from December 2012 to December 2013 and as Vice President-Human Resources for Danaher’s Chemtreat business from 2008 to November 2012.
Emily A. Weaver has served as Vice President, Chief Accounting Officer of Fortive since July 2016. Prior to July 2016, Ms. Weaver served as Vice President-Finance of Danaher from April 2013 to July 2016. Prior to joining Danaher, she served as Deputy Controller of GE Transportation, a unit of General Electric, a global manufacturing company, from 2010 until March 2013.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 21, 2018, there were approximately 2,500 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends declared per share, in each case for the periods described below, were as follows:

	2017
	High	Low	Dividends Per Share
First quarter	$60.41	$52.99	$0.07
Second quarter	$65.21	$59.54	$0.07
Third quarter	$71.07	$62.05	$0.07
Fourth quarter	$75.69	$70.01	$0.07

	2016
	High	Low	Dividends Per Share
Third quarter	$54.34	$46.29	$0.07
Fourth quarter	$56.24	$46.81	$0.07
Our payment of dividends in the future will be determined by our Board and will depend on business conditions, our earnings and other factors.
Issuer Purchases of Equity Securities
Neither the Company nor any “affiliated purchaser” repurchased any shares of Fortive common stock during the fourth quarter of fiscal year ended December 31, 2017.
Recent Issuances of Unregistered Securities
None

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	As of and for the Year Ended December 31
	2017	2016	2015	2014		2013
Sales	$6,656.0	$6,224.3	$6,178.8	$6,337.2		$5,961.9
Operating profit	1,354.9	1,246.0	1,269.7	1,245.3		1,143.2
Earnings before income taxes	1,284.2	1,197.0	1,269.7	1,279.2	(a)	1,143.2
Net earnings	1,044.5	872.3	863.8	883.4	(a)	830.9
Net earnings per share:
Basic	3.01	2.52	2.50	2.56		2.41
Diluted	2.96	2.51	2.50	2.56		2.41
Dividends declared and paid per share	0.28	0.14	—	—		—
Total assets	10,500.6	8,189.8	7,210.6	7,355.6		7,240.1
Total long-term debt	$4,056.2	$3,358.0	$—	$—		$—

(a) Includes $34 million ($26 million after-tax or $0.08 per diluted share) gain on sale of our electric vehicle systems (“EVS”)/hybrid product line.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe and Latin America.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Financial Instruments and Risk Management

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards
BASIS OF PRESENTATION
We completed the Separation from Danaher Corporation on July 2, 2016, the first day of our fiscal third quarter of 2016. Before that date, Fortive was a wholly-owned subsidiary of Danaher and our businesses were comprised of certain Danaher operating units. Danaher transfered these businesses to us prior to the Separation. The Separation was completed in the form of a pro rata distribution by Danaher to its stockholders of record on June 15, 2016, of all of the outstanding shares of Fortive held by Danaher. Fortive was incorporated in the state of Delaware on November 10, 2015 in order to facilitate the Separation.
In connection with the Separation, on July 1, 2016, we entered into agreements that govern the Separation and the relationships between the parties following the Separation, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Danaher Business System license agreement and a transition services agreement (collectively the “Agreements”).

The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with GAAP. The combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 18 to the Consolidated and Combined Financial Statements.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher.
Prior to the Separation, these consolidated and combined financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
OVERVIEW
General
Please see “Item 1. Business – General” included in this Annual Report for a discussion of the Company’s strategies for delivering long-term shareholder value. Fortive is a multinational business with global operations. During 2017, approximately 45% of our sales were derived from customers outside the United States. As a diversified industrial growth company with global operations, our businesses are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our hardware and software products, and services increased during 2017 as compared to 2016 resulting in aggregate year-over-year sales growth of 6.9% and sales growth from existing businesses of 4.5%. Our continued investments in sales growth initiatives and new product introductions, as well as increased demand in high-growth markets and stabilization of market conditions in developed markets and other business-specific factors discussed below contributed to overall sales growth from existing businesses across the majority of our businesses in the period. On a year-over-year basis, sales growth from existing businesses in the Professional Instrumentation segment was driven by strong demand in the businesses within both Advanced Instrumentation & Solutions and Sensing Technologies. Year-over-year sales growth from existing businesses in the Industrial Technologies segment was led by increased demand in Automation & Specialty Components and Transportation Technologies businesses driven by demand for industrial automation solutions and demand for dispensers and payment systems in the United States and Europe. The Europay, Mastercard and Visa (“EMV”) global standards are expected to continue to drive demand for dispensers and payment systems over the next several years, however, we do not expect it to be a significant component of year-over-year growth during the first half of 2018; we will continue to closely monitor this market dynamic and customer behavior.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and at a low-double digit rate in high-growth markets during 2017 as compared to 2016. Year-over-year sales from existing businesses grew at a rate in the mid-teens in China, at a mid-single digit rate in Western Europe and at a low-single digit rate in North America. We expect overall sales from existing businesses to grow on a year-over-year basis during 2018 but remain cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary, fiscal and trade policies, as well as other factors identified in “Item 1A. Risk Factors.”
Acquisitions
On October 19, 2017, by a merger of Fern Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Fortive, into Landauer, Inc., a Delaware corporation (“Landauer”), we acquired all of the outstanding shares of common stock for $67.25 per share in cash, for a total purchase price of approximately $770 million, net of acquired cash (the “Landauer Acquisition”). Landauer is a leading global provider of subscription-based technical and analytical readers to determine occupational and environmental radiation exposure, as well as a leading domestic provider of outsourced medical physics services. Landauer is headquartered in Glenwood, Illinois, and is now part of the Professional Instrumentation segment. Landauer generated annual revenues of approximately $143 million in 2016. We financed the Landauer Acquisition with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper.  We preliminarily recorded approximately $514 million of goodwill related to the Landauer Acquisition.
In addition to the Landauer Acquisition, during 2017, we acquired all the outstanding shares of common stock of Industrial Scientific Corporation (“ISC”) on August 25, 2017 and the remaining 80% of Orpak Systems Limited (“Orpak”) on August 31, 2017, in which we previously had an ownership interest, for total consideration of $800 million in cash, net of cash acquired. The acquisition of the remaining 80% interest also resulted in the revaluation of our prior interest, and we recorded a gain from acquisition of $15.3 million. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $246 million. We preliminarily recorded an aggregate of $521 million of goodwill related to these acquisitions.

Our 2017 earnings reflect the impact of additional pretax charges of approximately $12 million associated with fair value adjustments to acquired inventory, equipment, and deferred revenue related to the acquisitions.
During 2016, we acquired three businesses for total consideration of $190 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $47 million. We recorded an aggregate of $113 million of goodwill related to these acquisitions.
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
RESULTS OF OPERATIONS
Components of Sales Growth

	2017 vs. 2016	2016 vs. 2015
Total revenue growth (GAAP)	6.9%	0.7%
Existing businesses (Non-GAAP)	4.5%	1.0%
Acquisitions (a) (Non-GAAP)	2.1%	0.7%
Currency exchange rates (Non-GAAP)	0.3%	(1.0)%

(a) Includes the impact from both acquisitions and the Separation
Refer to —Professional Instrumentation and —Industrial Technologies sections below for further discussion of year-over-year sales growth.
Operating Profit Margins
Operating profit margins were 20.4% for the year ended December 31, 2017, an increase of 40 basis points as compared to 20.0% in 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized, costs associated with various growth investments made in 2016 and changes in currency exchange rates, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments and increased general and administrative costs required to operate as a stand-alone public company: 110 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition-related transaction costs and acquisition-related restructuring: 30 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses: 40 basis points
Operating profit margins were 20.0% for the year ended December 31, 2016, a decrease of 50 basis points as compared to 20.5% in 2015. Year-over-year operating profit margin comparisons were unfavorably impacted by:

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

•	The incremental net dilutive effect of acquired businesses: 10 basis points.

Business Segments
Sales by business segment for the year ended December 31 are as follows ($ in millions):

	2017	2016	2015
Professional Instrumentation	$3,139.1	$2,891.6	$2,974.2
Industrial Technologies	3,516.9	3,332.7	3,204.6
Total	$6,656.0	$6,224.3	$6,178.8
PROFESSIONAL INSTRUMENTATION
The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and computerized maintenance management software for critical infrastructure in utility, industrial, energy, construction, public safety, mining, and healthcare applications. Product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
Professional Instrumentation Selected Financial Data

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$3,139.1	$2,891.6	$2,974.2
Operating profit	709.7	642.3	694.8
Depreciation	41.9	35.6	35.2
Amortization	40.1	63.8	68.3
Operating profit as a % of sales	22.6%	22.2%	23.4%
Depreciation as a % of sales	1.3%	1.2%	1.2%
Amortization as a % of sales	1.3%	2.2%	2.3%
Components of Sales Growth

	2017 vs. 2016	2016 vs. 2015
Total revenue growth (GAAP)	8.6%	(2.8)%
Existing businesses (Non-GAAP)	5.5%	(2.2)%
Acquisitions (a) (Non-GAAP)	3.0%	0.4%
Currency exchange rates (Non-GAAP)	0.1%	(1.0)%

(a) Includes the impact from both acquisitions and the Separation
2017 COMPARED TO 2016
Year-over-year price increases in the segment contributed 0.6% to sales growth during 2017 as compared to 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a mid-single digit rate during 2017 as compared to 2016. Year-over-year sales from existing businesses of field solutions products and services grew at a mid-single digit rate during 2017 as compared to 2016 due to increased demand for industrial test equipment, network tools and online condition-based monitoring equipment. Year-over-year sales from existing businesses of product realization solutions grew at a high-single digit rate during 2017 driven primarily by continued growth in the semiconductor and consumer electronics end markets as well as increased demand for oscilloscopes and new product introductions but were partly offset by a decline in demand for design, engineering and manufacturing services. Sales in the segment’s energetic materials business also contributed to growth during 2017. Geographically, demand from existing businesses increased on a year-over-year basis in Asia, driving strong growth in high-growth markets, as well as in Western Europe and North America.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a mid-single digit rate during 2017 as compared to 2016. Increased year-over-year demand in the industrial end market was partly offset by lower demand in the medical end market. Geographically, increases in demand on a year-over-year basis were driven by growth in Asia, North America and Western Europe.
Operating profit margin increased 40 basis points during 2017 as compared to 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized and changes in currency exchange rates, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation and incremental year-over-year bad debt charges: 190 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition-related transaction costs and acquisition-related restructuring: 70 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses: 80 basis points
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
Operating profit margins decreased 120 basis points during 2016 as compared to 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2016 sales volumes (offset by price increases), increased costs associated with various product development and sales and marketing growth investments and changes in currency exchange rates, net of incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and the impact of lower amortization related to acquired intangible assets: 90 basis points

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
Industrial Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$3,516.9	$3,332.7	$3,204.6
Operating profit	718.7	667.4	617.2
Depreciation	60.9	53.8	52.9
Amortization	25.2	21.9	20.5
Operating profit as a % of sales	20.4%	20.0%	19.3%
Depreciation as a % of sales	1.7%	1.6%	1.7%
Amortization as a % of sales	0.7%	0.7%	0.6%
Components of Sales Growth

	2017 vs. 2016	2016 vs. 2015
Total revenue growth (GAAP)	5.5%	4.0%
Existing businesses (Non-GAAP)	3.6%	4.1%
Acquisitions (a) (Non-GAAP)	1.5%	0.9%
Currency exchange rates (Non-GAAP)	0.4%	(1.0)%

(a) Includes the impact from acquisitions, divestitures, and the Separation
2017 COMPARED TO 2016
Year-over-year price increases in the segment contributed 0.2% to sales growth during 2017 as compared to 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a low-single digit rate during 2017 as compared to 2016 due primarily to strong demand for dispensers and payment systems in both the United States and Europe partly offset by decreased year-over-year EMV-related demand for indoor point-of-sale systems in the United States as customers had largely upgraded to products that support indoor EMV requirements in the prior year in response to the indoor liability shift. We expect EMV deadlines to continue to drive demand for the next several years, however, we do not expect this to be a significant component of year-over-year growth during the first half of 2018; we will continue to closely monitor this market dynamic and customer behavior. Geographically, sales from existing businesses increased on a year-over-year basis in Europe, Latin America and the United States, partially offset by declines in the Asia-Pacific region.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a mid-single digit rate during 2017 as compared to 2016 due primarily to increased year-over-year demand in industrial and robotics end markets in China, Western Europe and the United States. Year-over-year demand for engine retarder products was strong in China, and demand in the United States improved sequentially throughout the year.
Sales from existing businesses in the segment’s Franchise Distribution businesses grew at a low-single digit rate during 2017 as compared to 2016. Increased year-over-year demand for hardline and diagnostic tools was partially offset by a decline in demand for powered and tool storage products.
Operating profit margin increased 40 basis points during 2017 as compared to 2016. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, costs associated with various growth investments made in 2016 and changes in currency exchange rates, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments: 60 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses: 20 basis points
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
Operating profit margins increased 70 basis points during 2016 as compared to 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes, pricing improvements, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and the incrementally favorable impact of the impairment of certain tradenames used in the segment in 2015 and 2016, net of costs associated with various growth investments, product development and sales and marketing growth investments, higher year-over-year costs associated with restructuring actions and changes in currency exchange rates: 65 basis points

•	The incremental net accretive effect in 2016 of acquired businesses: 5 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$6,656.0	$6,224.3	$6,178.8
Cost of sales	(3,357.5)	(3,191.5)	(3,178.8)
Gross profit	3,298.5	3,032.8	3,000.0
Gross profit margin	49.6%	48.7%	48.6%
The year-over-year increase in cost of sales during 2017 as compared to 2016 is due primarily to the impact of higher year-over-year sales volumes and changes in currency exchange rates partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, and costs associated with various growth investments made in 2016.
The year-over-year increase in cost of sales during 2016 as compared to 2015 is due primarily to the impact of higher year-over-year sales volumes, incremental year-over-year costs associated with various growth investments and restructuring actions, partly offset by the effect of a strong U.S. dollar and the incremental year-over-year cost savings associated with restructuring and continued productivity, material cost and supply chain improvement actions.
The year-over-year increase in gross profit (and the related 90 basis point increase in gross profit margin) during 2017 as compared to 2016 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions and costs associated with various growth investments made in 2016, and changes in currency exchange rates.
The year-over year increase in gross profit (and the related 10 basis point increase in gross profit margin) during 2016 as compared to 2015 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring actions, continued productivity and material cost and supply chain improvement actions, partly offset by incremental year-over-year costs associated with various growth investments and higher year-over-year costs associated with restructuring actions.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$6,656.0	$6,224.3	$6,178.8
Sales, general and administrative (“SG&A”) expenses	1,537.6	1,402.0	1,352.6
Research and development (“R&D”) expenses	406.0	384.8	377.7
SG&A as a % of sales	23.1%	22.5%	21.9%
R&D as a % of sales	6.1%	6.2%	6.1%
SG&A expenses increased during 2017 as compared to 2016 due primarily to continued investments in our sales and marketing growth initiatives, increased acquisition-related transaction costs and increased general and administrative costs required to operate as a stand-alone public company as compared to the allocations derived from Danaher in periods prior to the Separation, which primarily impacted the first half of 2017 as compared to the first half of 2016. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized. SG&A expenses as a percentage of sales increased 60 basis points in 2017 as compared to 2016.
SG&A expenses increased during 2016 as compared to 2015 due primarily to the increased general and administrative costs required to operate as a stand-alone public company as compared to the allocations derived from Danaher in periods prior to the Separation, continued investments in sales and marketing growth initiatives and incremental year-over-year costs associated with restructuring actions, partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and the incrementally favorable impact of year-over-year impairment charges recorded during 2016 and 2015 related to certain tradenames used in the Industrial Technologies segment. SG&A expense as a percentage of sales increased 60 basis points in 2016 as compared to 2015.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during 2017 as compared to 2016 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points due primarily to the impact of sales growing at a faster rate than R&D expenses during the period. R&D expenses as a percentage of sales increased 10 basis points on a year-over-year basis in 2016 as compared to 2015. Incremental year-over-year increases in investments in our product development initiatives were the primary contributors to this increase.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 9 to the Consolidated and Combined Financial Statements.
Interest expense of $94 million was recorded during 2017 compared to $49 million during 2016. Before the Separation, we depended on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries, and, as such, did not have any outstanding debt prior to June 20, 2016. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, we recorded no interest expense in our combined condensed financial statements for periods prior to the Separation. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. We record the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cut and Jobs Act (the “TCJA”). The TCJA represents a significant overhaul to the U.S. federal tax code. The TCJA impacts, among other things, U.S. corporate tax rates, business-related exclusions, deductions, and credits. The TCJA is expected to have a favorable impact on our financial statements for the foreseeable future. In addition, we expect the TCJA to have a favorable impact in our future ability to engage in acquisition activities.
Our effective tax rate can be affected by, among others, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws, including legislative policy changes that may result from the Organization for Economic Co-operation and Development’s (“OECD”) initiative on Base Erosion and Profit Shifting.
The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. A number of the expanded reporting requirements were initially due in 2017, based upon 2016 results and we have taken comprehensive measures to address the requirements of these changes in global tax policy. We do not expect these global tax policy changes to have a significant impact on our results of operations or cash flows. The majority of our operations are located in the U.S.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. The countries in which we have a significant presence that have had lower statutory tax rates than the United States include China, Germany and the United Kingdom. Our ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on our levels of taxable income in these foreign countries and under current U.S. tax law. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.
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
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return was filed during October 2017 for the short taxable year July 2, 2016 through December 31, 2016. We expect to file our first full year U.S. federal income tax return for

2017 with the IRS during October 2018. The IRS has not yet begun an examination of the Company. Our operations in certain foreign jurisdictions remain subject to routine examination for tax years 2008 to 2017.
Comparison of the Years Ended December 31, 2017, 2016 and 2015
Our effective tax rate for the years ended December 31, 2017, 2016 and 2015 was 18.7%, 27.1% and 32.0%, respectively.
Our estimated effective tax rate including provisional estimates of the TCJA for 2017 differs from the U.S. federal statutory rate of 35.0% due primarily to net favorable impacts associated with the TCJA, our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law, state tax impacts, and favorable adjustments related to differences between estimates included in the 2016 provision and amounts calculated on the 2016 U.S. income tax return filed in October 2017.
Our effective tax rates for 2016 and 2015 differ from the U.S. federal statutory rate of 35.0% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and the impact of credits and deductions provided by law. The effective tax rate for 2016 includes benefits from the release of reserves resulting from expirations of statutes of limitations, primarily from periods prior to the Separation.
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
COMPREHENSIVE INCOME
Comprehensive income increased by $442 million in 2017 as compared to 2016, due primarily to favorable changes in foreign currency translation adjustments of $260 million and net earnings that were higher by $172 million. In addition, we recorded favorable pension benefit adjustments of $2 million in 2017 compared to unfavorable adjustments of $8 million in 2016.
Comprehensive income decreased by $9 million in 2016 as compared to 2015, due primarily to unfavorable pension benefit adjustments of $8 million in 2016 compared to favorable pension benefit adjustments of $18 million in 2015, partially offset by net earnings that were higher by $9 million and favorable changes in foreign currency translation adjustments of $8 million.
INFLATION
The effect of inflation on our revenues and net earnings was not significant in any of the years ended December 31, 2017, 2016 or 2015.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2017, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $176 million.
As of December 31, 2017, our variable-rate debt obligations consisted primarily of U.S. dollar and Euro-denominated commercial paper and term loan borrowings (refer to Note 9 to the Consolidated and Combined Financial Statements for information regarding our outstanding indebtedness as of December 31, 2017). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and term loans to refinance all or part of these borrowings. The annual effective rate associated with outstanding U.S. dollar term loan borrowings and U.S. dollar and Euro-denominated commercial paper for the year ended December 31, 2017 was approximately 2.24%, 1.47% and (0.06)%, respectively. For the period during which the

Yen term loan borrowings were outstanding during 2017 the annual effective rate was approximately 0.50%. In addition, we recorded interest expense of $15.7 million on these variable-rate obligations. A hypothetical 15 basis points increase in market interest rates as of December 31, 2017 on our variable-rate debt obligations would have increased our interest expense by $5.3 million in 2017.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2017 would have resulted in a reduction of stockholders’s equity of approximately $204 million.
Currency exchange rates positively impacted 2017 reported sales by 0.3% as compared to 2016, as the U.S. dollar was, on average, stronger against most major currencies during 2017 as compared to exchange rate levels during 2016. If the exchange rates in effect as of December 31, 2017 were to prevail throughout 2018, currency exchange rates would positively impact 2018 estimated sales by approximately 1.4% relative to our performance in 2017. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
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
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that expires on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. As of December 31, 2017, borrowings under the Yen Term Loan bear an interest rate of 0.50% per annum. During the period of 2017 in which the Yen Term Loan was outstanding, the annual effective rate was approximately 0.50%. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.

The terms and conditions, including covenants, applicable to the the Yen Term Loan are substantially similar to those applicable to the senior unsecured revolving credit facility established in 2016 (the “Revolving Credit Facility”) as described in Note 9 of the Consolidated and Combined Financial Statements.
Shelf Registration Statement
On June 12, 2017, we filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”) that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units that may be issued in the future in one or more offerings. Unless otherwise specified in the corresponding prospectus supplement, we expect to use net proceeds realized from future securities issuances off the Shelf Registration Statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, dividends and working capital.
2016 Financing Transactions
During 2016, we completed the following financing transactions:

•
Entered into a credit agreement with a syndicate of banks providing for a three-year $500 million senior term facility that expires on June 16, 2019 (the “Term Facility”) and a five-year $1.5 billion Revolving Credit Facility that expires on June 16, 2021. We borrowed the entire $500 million of loans under the Term Facility;

•	Completed the private placement of $2.5 billion of senior unsecured notes in multiple series with maturity dates ranging from June 15, 2019 to June 15, 2046 (collectively, the “Private Notes”); and

•	Established U.S. dollar and Euro-denominated commercial paper programs (collectively the “Commercial Paper Programs”) supported by the Revolving Credit Facility.
Approximately $3.0 billion of the net proceeds of these financings activities was paid to Danaher in June 2016 as a cash dividend in connection with the Separation. Refer to Note 9 of the Consolidated and Combined Financial Statements for more information related to our long-term indebtedness.
Registration Rights Agreement
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
Other
Prior to the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described above, financial transactions relating to our business operations during the period prior to the Separation were accounted for through the Former Parent’s investment, net (“Former Parent’s Investment”) account. Accordingly, none of our Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to us in the financial statements for the periods prior to the Separation. As a result of the Separation, we no longer participate in Danaher’s cash management and financing operations.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Net cash provided by operating activities	$1,176.4	$1,136.9	$1,009.0

Cash paid for acquisitions	$(1,556.6)	$(190.1)	$(37.1)
Payments for additions to property, plant and equipment	(136.1)	(129.6)	(120.1)
Proceeds from sale of real property	21.5	9.0	2.3
All other investing activities	1.5	(0.1)	(19.2)
Net cash used in investing activities	$(1,669.7)	$(310.8)	$(174.1)

Net proceeds from borrowings (maturities of 90 days or less)	$557.6	$375.2	$—
Proceeds from borrowings (maturities longer than 90 days)	125.9	2,978.1	—
Payment of dividends	(97.2)	(48.4)	—
Cash dividend paid to Former Parent	—	(3,000.0)	—
Net transfers to Former Parent	—	(301.4)	(834.9)
All other financing activities	13.4	0.3	—
Net cash provided by (used in) financing activities	$599.7	$3.8	$(834.9)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Cash flows from operations were approximately $1,176 million in 2017, an increase of $40 million, or approximately 3%, as compared to 2016. This year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2017 operating cash flows benefited from higher net earnings as compared to 2016. Net earnings for 2017 benefited from a year-over-year increase in operating profits of $109 million, a $15 million non-cash gain from acquisition and an $8 million gain on the sale of property. These were partially offset by a year-over-year increase in interest expense and other of $37 million primarily associated with debt issued in June 2016 in connection with the Separation. The year-over-year increase in operating profit was not significantly impacted by changes in depreciation and amortization, which are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $26 million of operating cash flows during 2017 compared to providing $13 million of cash during 2016. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
Net earnings includes a benefit of $70 million representing our provisional estimate of the impacts of the TCJA. This benefit did not impact cash flows in 2017. In addition, we have provisionally estimated $135 million for the one-time transition tax on cumulative foreign earnings. Under the provisions of the TCJA, companies are permitted to elect to pay this transition tax over an eight-year period without interest. We expect to make that election, which payment will impact our cash flow in the applicable periods. For a discussion of the estimated impact of TCJA to 2017 results, see “—Income Taxes.”

Cash flows from operations increased $128 million during 2016 as compared to 2015. This year-over-year change in operating cash flows was primarily attributable to the following factors:

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

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities was approximately $1,670 million during 2017 compared to approximately $311 million and $174 million of net cash used in 2016 and 2015, respectively. For a discussion of our acquisitions refer to “—Overview.”
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchase of equipment that is used in operating-type lease arrangements with customers. Capital expenditures totaled $136 million in 2017, $130 million in 2016 and $120 million in 2015. The change in capital expenditures is due primarily to timing of investments and, in 2017, increased year-over-year expenditures on equipment leased to customers under operating-type leases, which contribute to our recurring revenue base. In 2018, we expect capital spending to be between approximately $125 million and $135 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, payments of quarterly cash dividends to shareholders and, prior to the Separation, net payments and transfers to Former Parent. Financing activities generated cash of $600 million in 2017 compared to approximately $4 million of cash provided in 2016. In 2017, we received net proceeds from the issuance of commercial paper under the Commercial Paper Programs of $558 million, received proceeds from borrowings of $126 million and paid $97 million of cash dividends to shareholders. In 2016, we incurred approximately $3.4 billion of indebtedness offset by $3.3 billion of payments and net transfers to Former Parent. We no longer make any net transfers to Former Parent as a result of the Separation.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by the Revolving Credit Facility. We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2017, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
The carrying value of total debt outstanding as of December 31, 2017 was approximately $4.1 billion. We had $1.5 billion available under the Revolving Credit Facility as of December 31, 2017. Of this amount, approximately $948 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $551 million of indebtedness under the Revolving Credit Facility as of December 31, 2017. Refer to Note 9 to the Consolidated and Combined Financial Statements for information regarding our financing activities and indebtedness.
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
As of December 31, 2017, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 1.74% and a weighted average remaining maturity of approximately 23 days. As of December 31, 2017, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.08)% and a weighted average remaining maturity of approximately 32 days.

Net cash provided by financing activities was $4 million in 2016 as compared to using $835 million in 2015, due primarily to our incurrence of approximately $3.4 billion of indebtedness in 2016, as described above, offset by the $3.0 billion dividend paid to Danaher in connection with the Separation. In addition, year-over-year net transfers to Former Parent decreased by approximately $534 million.
Dividends
On November 2, 2017, we declared a regular quarterly dividend of $0.07 per share paid on December 29, 2017 to holders of record on November 24, 2017. Aggregate cash payments for the dividends paid to shareholders during the year ended December 31, 2017 were $97.2 million and were recorded as dividends to shareholders in the Consolidated and Combined Statements of Changes in Equity and the Consolidated and Combined Statements of Cash Flows.
On January 23, 2018, we declared a regular quarterly dividend of $0.07 per share payable on March 29, 2018 to holders of record on February 23, 2018.
Cash and Cash Requirements
As of December 31, 2017, we held approximately $962.1 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of less than 1.0%. Substantially all of the cash was held outside of the United States.
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
The TCJA that was enacted in December 2017 is expected to materially improve our U.S. liquidity through lower corporate tax rates and enhanced cash repatriation. The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018. Pre-2018 foreign cumulative earnings remain subject to foreign remittance taxes. As a result of the TCJA, we expect to repatriate an estimated $275 million subject to an estimated $6 million in foreign remittance taxes. This excludes foreign earnings: 1) required as working capital for local operating needs, 2) subject to local law restrictions, 3) subject to high foreign remittance tax costs, 4) previously invested in physical assets or acquisitions, or 5) intended for future acquisitions/growth. We expect to apply this same approach to post-TCJA incremental foreign cash balances beginning in 2018.
As of December 31, 2017, we recorded a current liability for the funds we have or intend to repatriate under the TCJA final transition tax. Conversely, we have made an election regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. Such earnings are intended for indefinite foreign reinvestment and no provision for non-U.S. income taxes has been made. The amount of income taxes that may be applicable to such earnings is not readily determinable given the unknown duration of local law restrictions as applicable to such earnings, unknown changes in foreign tax law that may occur during the restriction periods, and the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We expect the TCJA to have a favorable impact in our future ability to engage in acquisition activities.
As of December 31, 2017, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
During 2017, we contributed $11 million to our non-U.S. defined benefit pension plans. During 2018, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $10 million. We do not expect to make contributions to the U.S. plan during 2018. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
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
Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our contractual obligations as of December 31, 2017 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt and leases:
Long-term debt obligations (a)(b)	$4,071.0	$—	$800.0	$1,821.0	$1,450.0
Capital lease obligations(b)	3.4	0.1	0.8	0.6	1.9
Total long-term debt	4,074.4	0.1	800.8	1,821.6	1,451.9
Interest payments on long-term debt and capital lease obligations (c)	982.4	75.2	142.0	112.3	652.9
Operating lease obligations (d)	152.1	43.2	63.0	25.9	20.0
Other:
Purchase obligations (e)	351.8	332.0	19.5	0.2	0.1
Other long-term liabilities reflected on the balance sheet under GAAP (f)(g)	1,033.9	—	119.8	82.5	831.6
Total	$6,594.6	$450.5	$1,145.1	$2,042.5	$2,956.5

(a) As described in Note 9 to the Consolidated and Combined Financial Statements.
(b) Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2017. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(g) Includes non-contractual obligations of $71 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “more Than 5 Years” column. Also includes our provisional estimate of our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 11 to the Consolidated and Combined Financial Statements for additional information on unrecognized tax benefits.

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2017:

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$146.0	$82.2	$31.9	$4.4	$27.5
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
Legal Proceedings
Please refer to Note 14 to the Consolidated and Combined Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factor”
CRITICAL ACCOUNTING ESTIMATES
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
Inventories: We record inventory at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We estimate the net realizable value of our inventory based on assumptions of future demand and related pricing. Estimating the net realizable value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those we projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. Refer to Note 4 to the Consolidated and Combined Financial Statements.
Acquired Intangibles: Our business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 6 to the Consolidated and Combined Financial Statements for a description of our policies relating to goodwill, acquired intangibles and acquisitions.
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
In 2017, we had thirteen reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to $1.1 billion. Our annual goodwill impairment analysis in 2017 indicated that in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 0% to approximately 1200%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately -10% to approximately 1060%. After applying the hypothetical 10% decrease, only one reporting unit’s hypothetical fair value was below its carrying value. We evaluated other factors relating to the fair value of this reporting unit including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and we concluded no impairment charge was required.
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
Contingent Liabilities: As discussed in Note 14 to the Consolidated and Combined Financial Statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 14 to the Consolidated and Combined Financial Statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
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

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. Refer to ‘New Accounting Standards’ in Note 2 to the Consolidated and Combined Financial Statements for additional information on our adoption of this ASU.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Corporate Allocations: Prior to the Separation we operated as part of Danaher and not as a stand-alone company. Accordingly, we had been allocated certain shared costs which are reflected as expenses in the combined financial statements for the periods prior to the Separation. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the combined financial statements. Refer to Note 18 to the Consolidated and Combined Financial Statements for a description of the pre-Separation allocations from Danaher and related party transactions.
Stock-Based Compensation: For a description of our stock-based compensation accounting practices, refer to Note 15 to our Consolidated and Combined Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility and expected forfeiture rate. Given our limited trading history following the Separation, stock price volatility used to calculate the fair value of stock-based payment awards in the post-Separation period was estimated based on an average historical stock price volatility of a group of peer companies. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Pension: For a description of our pension accounting practices, refer to Note 10 to the Consolidated and Combined Financial Statements. Certain of our non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2017 would have increased the net obligation by $27 million ($21 million on an after tax basis) from the amounts recorded in the financial statements as of December 31, 2017.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.8% to 6.0%. If the expected long-term rate of return on plan assets during 2017 was reduced by 50 basis points, pension expense in 2017 would have increased by $1.0 million ($0.8 million on an after-tax basis).
Income Taxes: For a description of our income tax accounting policies, refer to Notes 2 and 11 to the Consolidated and Combined Financial Statements.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on the financial statement implications of the TCJA. Pursuant to SAB 118 interpretive guidance, we prepared and recorded tax accounting for the year ended December 31, 2017 applying tax laws in effect prior to the application of the provisions of the TCJA; and we also recorded provisional estimates (as defined in SAB 118) for all the effects of the TCJA. Elections have been made on accounting policies and practices related to the TCJA, except that we are evaluating the accounting treatment related to the new TCJA global intangible low-taxed income (“GILTI”) rules in our financial statements and have not yet made a policy decision regarding whether to record deferred taxes. SAB 118 provides for a one-year measurement period and we intend to complete the accounting for the TCJA impacts within that time frame. As of December 31, 2017, we have not recorded any measurement period adjustments.
We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. As such, we make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on our financial statements.
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
In addition, certain of our tax returns are currently subject to review by tax authorities (see “—Results of Operations – Income Taxes” and Note 11 to the Consolidated and Combined Financial Statements). We believe the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in us being required to record charges for prior year tax obligations which could have a material adverse impact on our financial statements, including our effective tax rate.
An increase in our 2017 effective tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2017 of $13 million.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards relevant to our businesses, refer to Note 2 to the Consolidated and Combined Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
The Company completed the acquisitions of Industrial Scientific Corporation (“ISC”) on August 25, 2017, Orpak Systems Limited (“Orpak”) on August 31, 2017, and Landauer Incorporated (“Landauer”) on October 19, 2017. Since the Company has not yet fully incorporated the internal controls and procedures of ISC, Orpak, or Landauer into the Company’s internal control over financial reporting, management excluded ISC, Orpak, and Landauer from its assessment of the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2017. Collectively, ISC, Orpak, and Landauer constituted less than 20% of the Company’s total assets as of December 31, 2017 and less than 5% of the Company’s total revenues for the year ended December 31, 2017.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 27, 2018 appears on page 46 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on Internal Control over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Report of Management on Fortive Corporation's Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Industrial Scientific Corporation (“ISC”), Orpak Systems Limited (“Orpak”), and Landauer Incorporated (“Landauer”), which are included in the 2017 consolidated and combined financial statements of the Company. Collectively, ISC, Orpak, and Landauer constituted less than 20% of the Company’s total assets as of December 31, 2017 and less than 5% of the Company’s total revenues for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ISC, Orpak, and Landauer.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fortive Corporation and subsidiaries as of December 31, 2017 and 2016, the related consolidated and combined statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Seattle, Washington

February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated and combined statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Seattle, Washington
February 27, 2018

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2017	2016
ASSETS
Current assets:
Cash and equivalents	$962.1	$803.2
Accounts receivable less allowance for doubtful accounts of $44.1 million and $47.8 million at December 31, 2017 and December 31, 2016, respectively	1,143.6	945.4
Inventories	580.6	544.6
Prepaid expenses and other current assets	250.5	195.5
Total current assets	2,936.8	2,488.7
Property, plant and equipment, net	712.5	547.6
Other assets	476.8	427.2
Goodwill	5,098.5	3,979.0
Other intangible assets, net	1,276.0	747.3
Total assets	$10,500.6	$8,189.8
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$727.5	$666.2
Accrued expenses and other current liabilities	874.8	800.3
Total current liabilities	1,602.3	1,466.5
Other long-term liabilities	1,033.9	674.3
Long-term debt	4,056.2	3,358.0
Equity:
Preferred stock: $0.01 par value, 15 million shares authorized; no shares issued or outstanding	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 348.2 million and 346.0 million issued; 347.8 million and 345.9 million outstanding at December 31, 2017 and December 31, 2016, respectively	3.5	3.5
Additional paid-in capital	2,444.1	2,427.2
Retained earnings	1,350.3	403.0
Accumulated other comprehensive income (loss)	(7.6)	(145.8)
Total Fortive stockholders’ equity	3,790.3	2,687.9
Noncontrolling interests	17.9	3.1
Total stockholders’ equity	3,808.2	2,691.0
Total liabilities and equity	$10,500.6	$8,189.8
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2017	2016	2015
Sales	$6,656.0	$6,224.3	$6,178.8
Cost of sales	(3,357.5)	(3,191.5)	(3,178.8)
Gross profit	3,298.5	3,032.8	3,000.0
Operating costs:
Selling, general and administrative expenses	(1,537.6)	(1,402.0)	(1,352.6)
Research and development expenses	(406.0)	(384.8)	(377.7)
Operating profit	1,354.9	1,246.0	1,269.7
Non-operating income (expense):
Gain from acquisition	15.3	—	—
Interest expense and other	(86.0)	(49.0)	—
Earnings before income taxes	1,284.2	1,197.0	1,269.7
Income taxes	(239.7)	(324.7)	(405.9)
Net earnings	$1,044.5	$872.3	$863.8
Net earnings per share:
Basic	$3.01	$2.52	$2.50
Diluted	$2.96	$2.51	$2.50
Average common stock and common equivalent shares outstanding:
Basic	347.5	345.7	345.2
Diluted	352.6	347.3	345.2
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2017	2016	2015
Net earnings	$1,044.5	$872.3	$863.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	136.6	(123.8)	(131.7)
Pension adjustments	1.6	(7.6)	17.8
Total other comprehensive income (loss), net of income taxes	138.2	(131.4)	(113.9)
Comprehensive income	$1,182.7	$740.9	$749.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Former Parent’s Investment, Net	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, January 1, 2015	—	—	—	—	5,129.8	99.5	3.2
Net earnings for the year	—	—	—	—	863.8	—	—
Net transfers to Former Parent	—	—	—	—	(834.9)	—	—
Other comprehensive loss	—	—	—	—	—	(113.9)	—
Former Parent common stock-based award activity	—	—	—	—	35.2	—	—
Changes in noncontrolling interest	—	—	—	—	—	—	(0.2)
Balance, December 31, 2015	—	—	—	—	5,193.9	(14.4)	3.0
Net earnings for the year	—	—	—	451.4	420.9	—	—
Recapitalization	345.2	3.5	—	—	(3.5)	—	—
Cash dividend paid to Former Parent	—	—	—	—	(3,000.0)	—	—
Dividends to shareholders	—	—	—	(48.4)	—	—	—
Net transfers to Former Parent	—	—	—	—	(301.4)	—	—
Noncash adjustments to Former Parent’s investment, net	—	—	2,381.3	—	(2,332.3)	—	—
Other comprehensive loss	—	—	—	—	—	(131.4)	—
Former Parent common stock-based award activity	—	—	—	—	22.4	—	—
Fortive common stock-based award activity	0.7	—	45.9	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, December 31, 2016	345.9	3.5	2,427.2	403.0	—	(145.8)	3.1
Net earnings for the year	—	—	—	1,044.5	—	—	—
Dividends to shareholders	—	—	—	(97.2)	—	—	—
Separation related adjustments	—	—	(50.2)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	138.2	—
Fortive common stock-based award activity	1.9	—	67.1	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	14.8
Balance, December 31, 2017	347.8	$3.5	$2,444.1	$1,350.3	$—	$(7.6)	$17.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$1,044.5	$872.3	$863.8
Noncash items:
Depreciation	108.8	90.7	88.1
Amortization	65.3	85.7	88.8
Stock-based compensation expense	48.6	45.3	35.2
Gain from acquisition	(15.3)	—	—
Gain on sale of real property	(8.0)	—	—
Impairment charge on intangible assets	2.3	4.8	12.0
Change in deferred income taxes	(78.2)	(10.0)	8.0
Change in accounts receivable, net	(65.4)	24.8	(51.8)
Change in inventories	14.3	(28.7)	(27.7)
Change in trade accounts payable	24.9	17.2	53.6
Change in prepaid expenses and other assets	(100.4)	(16.3)	(61.3)
Change in accrued expenses and other liabilities	135.0	51.1	0.3
Net cash provided by operating activities	1,176.4	1,136.9	1,009.0
Cash flows from investing activities:
Cash paid for acquisitions	(1,556.6)	(190.1)	(37.1)
Payments for additions to property, plant and equipment	(136.1)	(129.6)	(120.1)
Proceeds from sale of real property	21.5	9.0	2.3
All other investing activities	1.5	(0.1)	(19.2)
Net cash used in investing activities	(1,669.7)	(310.8)	(174.1)
Cash flows from financing activities:
Net proceeds from borrowings (maturities of 90 days or less)	557.6	375.2	—
Proceeds from borrowings (maturities longer than 90 days)	125.9	2,978.1	—
Payment of dividends	(97.2)	(48.4)	—
Cash dividend paid to Former Parent	—	(3,000.0)	—
Net transfers to Former Parent	—	(301.4)	(834.9)
All other financing activities	13.4	0.3	—
Net cash provided by (used in) financing activities	599.7	3.8	(834.9)
Effect of exchange rate changes on cash and equivalents	52.5	(26.7)	—
Net change in cash and equivalents	158.9	803.2	—
Beginning balance of cash and equivalents	$803.2	$—	$—
Ending balance of cash and equivalents	$962.1	$803.2	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION
Fortive Corporation (“Fortive” or “the Company”) is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries.
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and computerized maintenance management software for critical infrastructure in utility, industrial, energy, construction, public safety, mining, and healthcare applications. Product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
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
Basis of Presentation
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
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior year financial information to conform to the current period presentation. The combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 18.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:

•	The Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 consist of our consolidated balances.

•
The Consolidated Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2017 consist of our consolidated results.

•
The Consolidated and Combined Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2016 consist of our consolidated results for the six months ended December 31, 2016 and the combined results of the Fortive Businesses for the six months ended July 1, 2016.

•
The Consolidated and Combined Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2015 consist of the combined activity of the Fortive Businesses.

Our consolidated and combined financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Danaher have been included in the accompanying consolidated and combined financial statements for all periods presented. Cash transactions with Danaher prior to the Separation are reflected in the accompanying Consolidated and Combined Statements of Changes in Equity as “Net transfers to Former Parent” and “Cash dividend paid to Former Parent.” In addition, the accumulated net effect of intercompany transactions between us and Danaher or Danaher affiliates for periods prior to the Separation are included in “Noncash adjustments to Former Parent’s investment, net.”
On July 2, 2016, in connection with the Separation, Former Parent’s Investment was redesignated within stockholders’ equity and allocated between common stock and additional paid-in capital based on the number of our common shares outstanding at the distribution date. The Agreements include a “Wrong-Pockets Provision” that allows the parties to make adjustments to ensure the Separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, we may have made and may continue to make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through stockholders’ equity.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from our trade accounts, contract and financing receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. We regularly perform detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $38 million, $31 million and $32 million of expense associated with doubtful accounts for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in other assets on the Consolidated Balance Sheets as of December 31, 2017 and 2016 are $248 million and $214 million of net aggregate financing receivables, respectively. Financing receivables are evaluated for impairment collectively in broad groupings that represent homogeneous portfolios based on the underlying nature and risks.
Inventory Valuation—Inventories include the costs of material, labor and overhead. Domestic inventories are stated at the lower of cost or net realizable value primarily using the first-in, first-out (“FIFO”) method with certain businesses applying the last-in, first-out method (“LIFO”) to value inventory. Inventories held outside the United States are stated at the lower of cost or net realizable value primarily using the FIFO method.
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
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively. Amortization of capital lease assets is included in depreciation expense as a component of SG&A.
Other Assets—Other assets principally include noncurrent financing receivables, deferred tax assets and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of accounts receivable and obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 7 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development

(“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives at least annually for impairment. Refer to Note 3 and Note 6 for additional information about our goodwill and other intangible assets.
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
Restructuring—We periodically initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. We record the cost of the restructuring activities when the associated liability is incurred. Refer to Note 12 for additional information.
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

Accumulated Other Comprehensive Income (Loss)— Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2015	$182.9	$(83.4)		$99.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(131.7)	17.6		(114.1)
Income tax impact	—	(5.0)		(5.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(131.7)	12.6		(119.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	6.9	(a)	6.9
Income tax impact	—	(1.7)		(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	5.2		5.2
Net current period other comprehensive income (loss):	(131.7)	17.8		(113.9)
Balance, December 31, 2015	51.2	(65.6)		(14.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(123.8)	(13.8)		(137.6)
Income tax impact	—	2.0		2.0
Other comprehensive income (loss) before reclassifications, net of income taxes	(123.8)	(11.8)		(135.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.5	(a)	5.5
Income tax impact	—	(1.3)		(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.2		4.2
Net current period other comprehensive income (loss)	(123.8)	(7.6)		(131.4)
Balance, December 31, 2016	(72.6)	(73.2)		(145.8)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	136.6	(3.5)		133.1
Income tax impact	—	0.9		0.9
Other comprehensive income (loss) before reclassifications, net of income taxes	136.6	(2.6)		134.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.5	(a)	5.5
Income tax impact	—	(1.3)		(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	4.2		4.2
Net current period other comprehensive income (loss):	136.6	1.6		138.2
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details).
(b) Includes balances relating to non-U.S. employee defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”). The expense associated with our employees who participated in the Danaher Plans was allocated to us in the accompanying Consolidated and Combined Statements of Earnings for the associated periods prior to the Separation. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 15 for additional information on the stock-based compensation plans.
Pension—We measure our pension assets and obligations to determine the funded status as of year end, and recognize an asset for an overfunded status or a liability for an underfunded status on our balance sheet. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are reported in other comprehensive income (loss). Refer to Note 10 for additional information on our pension plans including a discussion of actuarial assumptions, our policy for recognizing associated gains and losses and the method used to estimate service and interest cost components.
Income Taxes—As discussed in Note 11, for periods prior to the Separation, current income tax liabilities are assumed to be immediately settled with Danaher and are relieved through Former Parent's Investment. Income tax expense and other income tax related information contained in the consolidated and combined financial statements are presented as if we filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we had been a standalone taxpayer for the periods prior to the Separation. The calculation of our income taxes on a separate income tax return basis requires considerable judgment, estimates, and allocations.
In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated and Combined Statements of Earnings. We establish valuation allowances for our deferred tax assets if, in our assessment, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated and Combined Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, reduced the U.S. Corporate tax rate from 35% to 21%, has resulted in a material reduction in our net deferred tax liabilities. We recognize tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated and combined financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 11 for additional information.
New Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. This standard is effective for us beginning January 1, 2018. We do not expect the adoption of this standard will have a material impact on our financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which aims to improve the presentation of net periodic pension cost. Under current accounting standards, all components of net periodic pension costs are aggregated and reported in cost of sales or selling, general and administrative expenses in the financial statements. Under the new standard we will be required to report only the service cost component in cost of sales or selling, general and administrative expenses; the other components of net periodic pension costs (which include interest costs, expected return on plan assets and amortization of net gain or loss) will be required to be presented in non-operating expenses. The presentation requirement of this standard is effective for us beginning January 1, 2018 using a retrospective transition approach and provides for certain practical expedients. We do not expect the adoption of this standard will have a material impact to our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for us prospectively beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 provides that an entity should recognize both the current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for us beginning January 1, 2018 using a modified retrospective transition approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this standard will have a material impact to our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASUs. We are currently evaluating the impact of this standard on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016 and 2017, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations and provided additional implementation guidance. We adopted this standard beginning January 1, 2018 using the modified retrospective method. The new standard will also require additional disclosures intended to provide users of financial statements comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
We have completed our assessment and quantified the impact of the new revenue standard on our financial statements and related disclosures. The recognition of revenue for the majority of customer contracts remained substantially unchanged, and for the customer contracts that changed we determined the impact to the financial statements to be immaterial. We have identified and implemented appropriate changes to our processes, systems and controls to support recognition and disclosure under the new standard. Furthermore, our disclosures will be expanded to meet the new standard’s disclosure objectives.

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
We make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We are in the process of obtaining valuations of certain acquired assets and evaluating the tax impact in connection with certain acquisitions. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.
The following briefly describes our acquisition activity for the three years ended December 31, 2017.
On October 19, 2017, by a merger of Fern Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Fortive, into Landauer, Inc., a Delaware corporation (“Landauer”), we acquired all of the outstanding shares of common stock for $67.25 per share in cash, for a total purchase price of approximately $760 million, net of acquired cash (the “Landauer Acquisition”). Landauer is a leading global provider of subscription-based technical and analytical readers to determine occupational and environmental radiation exposure, as well as a leading domestic provider of outsourced medical physics services. Landauer is headquartered in Glenwood, Illinois, and is now part of the Professional Instrumentation segment. Landauer generated annual revenues of approximately $143 million in 2016. We financed the Landauer Acquisition with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper.  We preliminarily recorded approximately $514 million of goodwill related to the Landauer Acquisition.
In addition to the Landauer Acquisition, during 2017, we acquired all the outstanding shares of common stock of Industrial Scientific Corporation (“ISC”) on August 25, 2017 and the remaining 80% of Orpak Systems Limited (“Orpak”) on August 31, 2017, in which we previously had an ownership interest, for total consideration of $800 million in cash, net of cash acquired. The acquisition of the remaining 80% interest also resulted in the revaluation of our prior interest, and we recorded a gain from acquisition of $15.3 million. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $246 million. We preliminarily recorded an aggregate of $521 million of goodwill related to these acquisitions.
During 2016, we acquired three businesses for total consideration of $190 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $47 million. We recorded an aggregate of $113 million of goodwill related to these acquisitions.
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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the years ended December 31 ($ in millions):

	2017	2016	2015
Accounts receivable	$103.7	$5.2	$2.8
Inventories	37.3	2.2	3.1
Property, plant and equipment	137.1	0.6	1.0
Goodwill	1,035.2	113.2	21.2
Other intangible assets, primarily customer relationships, trade names and technology	587.8	82.7	13.0
Trade accounts payable	(18.7)	(1.5)	(0.9)
Other assets and liabilities, net	(289.0)	(12.3)	(3.1)
Previously held investment	(36.8)	—	—
Net cash consideration	$1,556.6	$190.1	$37.1

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisitions in 2017 discussed above, and all of the other 2017 acquisitions as a group ($ in millions):

	Landauer	Others	Total
Accounts receivable	$31.2	$72.5	$103.7
Inventories	5.0	32.3	37.3
Property, plant and equipment	23.1	114.0	137.1
Goodwill	514.4	520.8	1,035.2
Other intangible assets, primarily customer relationships, trade names and technology	293.0	294.8	587.8
Trade accounts payable	(3.1)	(15.6)	(18.7)
Other assets and liabilities, net	(106.9)	(182.1)	(289.0)
Previously held investment	—	(36.8)	(36.8)
Net cash consideration	$756.7	$799.9	$1,556.6
During 2017, related to these three acquisitions, we incurred approximately $19 million of pretax transaction-related costs, primarily banking fees, legal fees, amounts paid to other third-party advisers, and other change in control costs. These amounts are recorded in SG&A. We recorded certain adjustments to the preliminary purchase price allocations during 2017 resulting in a net decrease of $56 million to goodwill. Revenue and operating profit attributable to the acquisitions was immaterial for the year ended December 31, 2017.
Transaction-related costs and acquisition-related fair value adjustments were not material to earnings in 2016 or 2015.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2017 and 2016 acquisitions as if they had occurred as of January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2017	2016
Sales	$6,928.2	$6,636.8
Net earnings	$1,022.2	$845.4
Diluted net earnings per share	$2.90	$2.43

NOTE 4. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2017	2016
Finished goods	$217.2	$198.3
Work in process	78.9	79.3
Raw materials	284.5	267.0
Total	$580.6	$544.6
As of December 31, 2017 and 2016, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2017	2016
Land and improvements	$67.8	$63.5
Buildings and leasehold improvements	389.7	340.8
Machinery and equipment	1,341.8	1,147.5
Gross property, plant and equipment	1,799.3	1,551.8
Less: accumulated depreciation	(1,086.8)	(1,004.2)
Property, plant and equipment, net	$712.5	$547.6
Total depreciation expense was $109 million, $91 million and $88 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital expenditures totaled $136 million, $130 million and $120 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was no capitalized interest related to capitalized expenditures in any period.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
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
In 2017, we had thirteen reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to approximately $1.1 billion. No goodwill impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015 and no “triggering” events have occurred subsequent to the performance of the 2017 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of our goodwill by segment ($ in millions):

	Professional Instrumentation	Industrial Technologies	Total
Balance, January 1, 2016	$2,400.6	$1,548.4	$3,949.0
Attributable to 2016 acquisitions	61.3	51.9	113.2
Foreign currency translation & other	(38.2)	(45.0)	(83.2)
Balance, December 31, 2016	2,423.7	1,555.3	3,979.0
Attributable to 2017 acquisitions	851.8	183.4	1,035.2
Foreign currency translation & other	55.5	28.8	84.3
Balance, December 31, 2017	$3,331.0	$1,767.5	$5,098.5
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$376.6	$(255.0)	$301.0	$(240.1)
Customer relationships and other intangibles	1,221.9	(502.1)	734.9	(438.1)
Total finite-lived intangibles	1,598.5	(757.1)	1,035.9	(678.2)
Indefinite-lived intangibles:
Trademarks and trade names	434.6	—	389.6	—
Total intangibles	$2,033.1	$(757.1)	$1,425.5	$(678.2)
During 2017 and 2016, we acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 13 years and 14 years, respectively. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2017, 2016 and 2015 was $65 million, $86 million and $89 million, respectively. Based on the intangible assets recorded as of December 31, 2017, amortization expense is estimated to be $97 million during 2018, $93 million during 2019, $88 million during 2020, $85 million during 2021 and $81 million during 2022.
NOTE 7. FAIR VALUE MEASUREMENTS
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
Financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Deferred compensation liabilities	—	$20.9	—	$20.9
December 31, 2016
Deferred compensation liabilities	—	$14.8	—	$14.8

Certain of our management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings	$4,056.2	$4,051.8	$3,358.0	$3,321.4
As of December 31, 2017 and December 31, 2016, long-term borrowings were categorized as Level 1.
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
Refer to Note 10 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.
NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2017		2016
	Current	Long-term	Current	Long-term
Compensation and post retirement benefits	$269.8	$65.2	$202.4	$49.8
Claims, including self-insurance and litigation	20.6	70.9	30.2	52.6
Pension benefit obligations	10.3	137.3	9.9	127.4
Taxes, income and other	87.1	616.3	63.5	344.0
Deferred revenue	213.4	86.9	204.6	80.1
Sales and product allowances	40.7	—	45.7	—
Warranty	68.0	1.4	63.1	1.9
Other	164.9	55.9	180.9	18.5
Total	$874.8	$1,033.9	$800.3	$674.3

NOTE 9. FINANCING
The carrying value of the components of our debt as of December 31 were as follows ($ in millions):

	2017	2016
U.S. dollar-denominated commercial paper	$665.1	$347.9
Euro-denominated commercial paper	282.7	26.8
U.S. dollar variable interest rate term loan due 2019	500.0	500.0
Yen variable interest rate term loan due 2022	122.4	—
1.80% senior unsecured notes due 2019	298.9	298.3
2.35% senior unsecured notes due 2021	745.9	744.8
3.15% senior unsecured notes due 2026	891.0	890.1
4.30% senior unsecured notes due 2046	546.8	546.8
Other	3.4	3.3
Long-term debt	$4,056.2	$3,358.0
Debt discounts, premiums and issuance costs of $18.2 million and $20.1 million as of December 31, 2017 and December 31, 2016, respectively, have been netted against the aggregate principal amounts of the components of debt table above.
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a new term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that expires on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. As of December 31, 2017, borrowings under the Yen Term Loan bear an interest rate of 0.50% per annum. During the period of 2017 in which the Yen Term Loan was outstanding, the annual effective rate was approximately 0.50%. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
The terms and conditions, including covenants, applicable to the the Yen Term Loan are substantially similar to those applicable to the senior unsecured revolving credit facility established in 2016 (the “Revolving Credit Facility”) as described below.
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
Credit Facilities
On June 16, 2016, we entered into a credit agreement with a syndicate of banks that provides for a three-year $500 million senior term facility that expires on June 16, 2019 (the “Term Facility”) and a a five-year $1.5 billion Revolving Credit Facility that expires on June 16, 2021 (together with the Term Facility, the “Credit Agreement”). We borrowed the entire $500 million of loans under the Term Facility.
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

The Credit Agreement requires us to maintain a consolidated net leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) of less than 3.50 to 1.00 and a consolidated interest coverage ratio of Consolidated EBITDA (as defined in the Credit Agreement) to interest expense of greater than 3.50 to 1.00 as of the end of any fiscal quarter. The Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2017, we were in compliance with all covenants under the Credit Agreement and had no borrowings outstanding under the Revolving Credit Facility.
We borrowed the entire $500 million of variable rate loans under the Term Facility. As of December 31, 2017 borrowings under the Term Facility bear an interest rate of 2.69% per annum. The annual effective rate of the Term Facility during 2017 was 2.24%. The term loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
Commercial Paper Programs
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs. Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 and 183 days, respectively. Interest expense on the notes is paid at maturity and is generally based on our credit ratings at the time of issuance and prevailing short-term interest rates.
The details of our Commercial Paper Programs as of December 31, 2017 were as follows ($ in millions):

	Carrying Value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated	$665.1	1.74%	23
Euro-denominated	$282.7	(0.08)%	32
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
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in our credit rating would increase the cost of borrowing under our commercial paper programs and the Credit Agreement, and could limit or preclude our ability to issue commercial paper. If our access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, we would expect to rely on a combination of available cash, operating cash flow and the Revolving Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Revolving Credit Facility could be higher than the historic cost of commercial paper borrowings.
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2017 as long-term debt in the accompanying Consolidated Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions. However, proceeds from our initial issuances of U.S. dollar-denominated commercial paper were used to pay fees and expenses related to the financing activities described below.
Long-Term Indebtedness
On June 20, 2016, we completed the private placement of each of the following series of senior unsecured notes (the “Private Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act:

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

Interest on the Private Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
We received net proceeds, after underwriting discounts and arrangement fees from the issuance of the Private Notes and Term Facility, of approximately $3.0 billion and used these funds to make a $3.0 billion cash dividend payment to Danaher in connection with the Separation.
In connection with the issuance of the Private Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). Accordingly, on May 5, 2017 we filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on May 17, 2017. On May 17, 2017, we launched the Exchange Offer, which expired on June 14, 2017. All Private Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
Covenants and Redemption Provisions Applicable to Registered Notes
We may redeem the Registered Notes of the applicable series, in whole or in part, at any time prior to the dates specified in the Registered Notes indenture (the “Call Dates”) by paying the principal amount and the “make-whole” premium specified in the Registered Notes indenture, plus accrued and unpaid interest. Additionally, with the exception of the 2019 Notes, which have Call Dates equal to the contractual maturity of the note, we may redeem all or any part of the Registered Notes of the applicable series on or after the Call Dates without paying the “make-whole” premium specified in the Registered Notes indenture.

Registered Notes Series	Call Dates
1.80% senior unsecured notes due 2019	June 15, 2019
2.35% senior unsecured notes due 2021	May 15, 2021
3.15% senior unsecured notes due 2026	March 15, 2026
4.30% senior unsecured notes due 2046	December 15, 2045
If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the Registered Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the Registered Notes indenture. Except in connection with a change of control triggering event, the Registered Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the Registered Notes.
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2017, we were in compliance with all of our covenants.

Other
We made interest payments of $92 million during 2017 compared to $44 million during 2016.
There are no minimum principal payments due under our total long-term debt during 2018. The future minimum principal payments due are presented in the following table:

	Term Loan	Registered Notes	Total
2019	$500.0	$300.0	$800.0
2020	—	—	—
2021	—	750.0	750.0
Thereafter	122.4	1,450.0	1,572.4
Total principal payments (a)	$622.4	$2,500.0	$3,122.4

(a) Not included in the table above are net discounts, premiums and issuance costs associated with the Private Notes, the Registered Notes and the Commercial Paper Programs, which totaled $18.2 million as of December 31, 2017, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2017. In addition, the table above does not include principal balances of $948.6 million under the Commercial Paper Programs and other financing balances of $3.4 million.

Prior to the Separation, we were dependent on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Financing transactions related to our business operations during the period prior to the Separation were accounted for through the Former Parent’s Investment account. Accordingly, none of Danaher’s debt at the corporate level was assigned to us as of July 2, 2016.

NOTE 10. PENSION PLANS
Certain of our non-U.S. employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors. During 2017, we completed the acquisition of a company with a frozen U.S. pension plan, and, as such, there are no ongoing benefit accruals associated with the acquired U.S. pension plan. Prior to the completed acquisition we did not have any U.S. noncontributory defined benefit pension plans.
The following sets forth the funded status of our plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits	Non-U.S. Pension Benefits
	2017	2017	2016
Change in pension benefit obligation:
Benefit obligation at beginning of year	$—	$335.4	$326.9
Service cost	—	4.0	3.5
Interest cost	0.3	5.9	7.4
Employee contributions	—	1.5	1.5
Benefits paid and other	(0.2)	(11.1)	(12.8)
Plan combinations/acquisitions	33.1	1.5	2.8
Actuarial loss (gain)	0.5	(10.7)	32.2
Amendments, settlements and curtailments	—	(17.6)	(1.6)
Foreign exchange rate impact	—	36.0	(24.5)
Benefit obligation at end of year	33.7	344.9	335.4
Change in plan assets:
Fair value of plan assets at beginning of year	—	198.1	196.7
Actual return on plan assets	0.5	(9.4)	17.9
Employer contributions	—	10.6	10.7
Employee contributions	—	1.5	1.5
Amendments and settlements	—	(5.1)	(0.5)
Benefits paid and other	(0.2)	(11.1)	(12.8)
Plan combinations/acquisitions	25.5	0.9	1.8
Foreign exchange rate impact	—	19.7	(17.2)
Fair value of plan assets at end of year	25.8	205.2	198.1
Funded status	$(7.9)	$(139.7)	$(137.3)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2017 and 2016 is immaterial.
Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans	Non-U.S. Pension Plans
	2017	2017	2016
Discount rate	3.73%	1.96%	1.91%
Rate of compensation increase	N/A	2.31%	2.89%

Components of net periodic pension cost

	U.S. Pension Benefits	Non-U.S. Pension Benefits
($ in millions)	2017	2017	2016
Service cost	$—	$4.0	$3.5
Interest cost	0.3	5.9	7.4
Expected return on plan assets	(0.3)	(7.4)	(8.1)
Amortization of net loss	—	4.6	5.3
Net curtailment and settlement loss recognized	—	0.9	0.2
Net periodic pension cost	$—	$8.0	$8.3
Net periodic pension costs are included in cost of sales and SG&A in the accompanying Consolidated and Combined Statements of Earnings according to the classification of the participant’s compensation.
Included in accumulated other comprehensive income (loss) as of December 31, 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $0.1 million ($0.1 million, net of tax) and unrecognized actuarial losses of approximately $95 million ($73 million, net of tax). The unrecognized prior service cost included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2018 is immaterial. The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2018 is $4 million ($3 million, net of tax). The unrecognized losses are calculated as the difference between the actuarially determined projected benefit obligation, the value of the plan assets and the accumulated contributions in excess of net periodic pension cost as of December 31, 2017. No plan assets are expected to be returned to us during the year ending December 31, 2018.
Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans	Non-U.S. Pension Plans
	2017	2017	2016
Discount rate	3.83%	1.91%	2.63%
Expected return on plan assets	5.75%	3.58%	4.19%
Rate of compensation increase	N/A	2.89%	2.77%
The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. For non-U.S. plans rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflects the asset allocation of the plans. This rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.75% to 6.00% in both 2017 and 2016.
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

The fair values of our pension plan assets as of December 31, 2017, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$5.6	$—	$—	$5.6
Fixed income securities:
Corporate bonds	—	0.3	—	0.3
Mutual funds	—	9.7	—	9.7
Insurance contracts	—	1.8	—	1.8
Total	$5.6	$11.8	$—	$17.4
Investments measured at NAV(a):
Mutual funds				211.7
Other private investments				1.9
Total assets at fair value				$231.0

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

Expected Contributions
During 2017, we contributed $11 million to our non-U.S. defined benefit pension plans. During 2018, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $10 million. We do not expect to make contributions to the U.S. plan during 2018.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2018	$1.1	$13.2	$14.3
2019	1.3	13.1	14.4
2020	1.3	14.0	15.3
2021	1.5	13.9	15.4
2022	1.6	15.7	17.3
2023-2027	9.0	73.5	82.5
Defined Contribution Plans
We administer and maintain 401(k) Programs. Contributions are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) Programs totaling $52 million in 2017, $50 million in 2016 and $26 million in 2015.
NOTE 11. INCOME TAXES
Tax Cuts and Jobs Act
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on the financial statement implications of the TCJA. Pursuant to SAB 118 interpretive guidance, we prepared and recorded tax accounting for the year ended December 31, 2017 applying tax laws in effect prior to the application of the provisions of the TCJA; and we also recorded provisional estimates (as defined in SAB 118) for all the effects of the TCJA. Elections have been made on accounting policies and practices related to the TCJA, except as noted below. SAB 118 requires that we disclose the following:
•We have recorded provisional estimates in these financial statements to account for the impact of the TCJA on deferred tax balances (the “Deferred Tax Revaluation”) as described below, the transition tax on cumulative foreign earnings and profits (the “Transition Tax”), and the international aspects, including revised foreign tax credit computational requirements (the “International Impacts”). Provisional estimates have been presented in accordance with SAB 118 because the timeframe between passage of the TCJA and the filing deadlines was insufficient to complete the tax accounting adjustments for our over 300 legal entities. The tax accounting adjustments involve a highly complex analysis of the TCJA legislation and Conference Committee legislative history. The TCJA has wide-ranging international and domestic tax impacts.
•Further, the International Impacts and the corporate tax rate reduction net of base broadening provisions, is expected to increase our U.S. liquidity. We are evaluating the accounting treatment related to the new TCJA global intangible low-taxed income (“GILTI”) rules in our financial statements and have not yet made a policy decision regarding whether to record deferred taxes.
•The additional information needed to complete the accounting requirements under the TCJA includes interpretive guidance from the IRS for clarification of terminology, guidance for the numerous inconsistencies between the new statute, Conference Agreement, and prior law, as well as the interaction between numerous international tax law changes. After reasonable interpretative guidance has been developed, we expect to gather and interpret additional factual information specific to our businesses.
•SAB 118 provides for a one-year measurement period and we intend to complete the accounting for the TCJA impacts within that time frame. As of December 31, 2017, we have not recorded any measurement period adjustments.
•We have separately presented our provisional estimates in the tables below, including existing current and deferred tax amounts.

Earnings and Income Taxes
Earnings before income taxes for the years ended December 31 were as follows ($ in millions):

	2017	2016	2015
United States	$816.7	$812.9	$913.8
International	467.5	384.1	355.9
Total	$1,284.2	$1,197.0	$1,269.7
The provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2017	2016	2015
Current:
Federal U.S.	$215.9	$227.4	$310.8
Non-U.S.	88.7	74.6	54.3
State and local	13.3	32.7	32.8
Deferred:
Federal U.S.	(79.5)	(4.6)	(4.0)
Non-U.S.	(2.2)	(3.0)	12.7
State and local	3.5	(2.4)	(0.7)
Income tax provision	$239.7	$324.7	$405.9
The 2017 current federal provision for income taxes above includes provisional estimates related to one-time amount payable to the U.S. for the Transition Tax of $135 million. Under the provisions of the TCJA, a company is permitted to elect to pay this liability over an eight-year period without interest. We expect to make that election.
We recorded provisional estimates of the Deferred Tax Revaluation which was recorded to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent. In accordance with accounting guidance, we measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Our 2017 deferred federal and state income tax provisions include a provisionally estimated tax benefit of $205 million related to the Deferred Tax Revaluation. This amount also includes provisional estimates of deferred tax expense related to the acceleration of depreciation for certain assets placed into service after September 27, 2017.

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent deferred tax liabilities and are included in other assets and other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2017	2016
Deferred Tax Assets:
Allowance for doubtful accounts	$22.0	$28.5
Inventories	31.3	33.0
Pension benefits	41.2	49.1
Environmental and regulatory compliance	17.7	18.9
Other accruals and prepayments	35.2	44.2
Deferred service income	14.5	10.5
Warranty services	29.0	27.1
Stock compensation expense	36.4	31.7
Tax credit and loss carryforwards	61.4	74.0
Other	7.3	8.0
Valuation allowances	(27.7)	(26.7)
Total deferred tax assets	268.3	298.3
Deferred Tax Liabilities:
Property, plant and equipment	(79.9)	(33.2)
Insurance, including self-insurance	(138.7)	(85.2)
Goodwill and other intangibles	(607.6)	(416.5)
Other	(20.0)	(10.0)
Total deferred tax liabilities	(846.2)	(544.9)
Provisional estimate of the deferred tax asset revaluation	(54.5)	—
Provisional estimate of the deferred tax liability revaluation	274.0	—
Net deferred tax liability	$(358.4)	$(246.6)
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
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $375 million and $293 million inclusive of valuation allowances of $12 million and $16 million as of December 31, 2017 and December 31, 2016, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $17 million and $46 million inclusive of valuation allowances of $16 million and $11 million as of December 31, 2017 and December 31, 2016, respectively. During 2017, our valuation allowance increased by $1 million primarily due to valuation allowances related to foreign net operating losses.
As of December 31, 2017, our U.S. and non-U.S. net operating loss carryforwards totaled $226 million, of which $78 million is related to federal net operating loss carryforwards, $40 million is related to state net operating loss carryforwards, and $108 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2017 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $44 million, before applicable valuation allowances of $16 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2018 through 2037. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2017, our U.S. and non-U.S. tax credit carryforwards totaled $17 million of which is primarily related to U.S. tax credit carryforwards. A valuation allowance was also established as of December 31, 2017 for $12 million of certain tax credit carryforwards from the Separation.
Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.7%	1.7%	1.8%
Foreign income taxed at lower rate than U.S. statutory rate	(5.0)%	(4.7)%	(4.6)%
Separation related adjustments for final resolution of uncertain tax positions	—%	(1.9)%	—%
Research and experimentation credits and federal domestic production deduction	(2.9)%	(2.5)%	(2.1)%
Other	(3.6)%	(0.5)%	1.9%
Effective income tax rate prior to the impact of the TCJA	24.2%	27.1%	32.0%

Deferred Tax Revaluation	(16.0)%	—%	—%
Transition Tax	10.5%	—%	—%
Total provisional estimates related to the TCJA	(5.5)%	—%	—%

Estimated effective income tax rate including provisional estimates of the TCJA	18.7%	27.1%	32.0%
Our estimated effective tax rate including provisional estimates of the TCJA for 2017 differs from the U.S. federal statutory rate of 35.0% due primarily to net favorable impacts associated with the TCJA, our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law, state tax impacts, and favorable adjustments related to differences between estimates included in the 2016 provision and amounts calculated on the 2016 U.S. income tax return filed in October 2017.
Our effective tax rates for 2016 and 2015 differ from the U.S. federal statutory rate of 35.0% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and the impact of credits and deductions provided by law. The effective tax rate for 2016 includes benefits from the release of reserves resulting from expirations of statutes of limitations, primarily from periods prior to the Separation.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. The countries in which we have a significant presence that have had lower statutory tax rates than the United States include China, Germany and the United Kingdom. Our ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on our levels of taxable income in these foreign countries and under current U.S. tax law. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.
We made income tax payments of $253 million and $149 million during the years ended December 31, 2017 and December 31, 2016, respectively.

Unrecognized Tax Benefits
As of December 31, 2017, gross unrecognized tax benefits totaled $59 million ($69 million, net of the impact of $4 million of indirect tax benefits offset by $14 million associated with interest and penalties). As of December 31, 2016, gross unrecognized tax benefits totaled $29 million ($35 million, net of the impact of $7 million of indirect tax benefits offset by $13 million associated with interest and penalties). We recognized approximately $2 million in potential interest and penalties associated with uncertain tax positions during 2017, and this amount was not significant during 2016. We recognized $8 million in potential interest and penalties associated with uncertain tax positions during 2015. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2017	2016	2015
Unrecognized tax benefits, beginning of year	$28.6	$169.9	$167.2
Additions based on tax positions related to the current year	25.3	6.0	18.4
Additions for tax positions of prior years	7.8	0.4	9.7
Reductions for tax positions of prior years	(1.9)	(1.2)	(13.4)
Lapse of statute of limitations	(3.3)	(1.3)	(5.5)
Settlements	(0.6)	(0.6)	(1.5)
Effect of foreign currency translation	1.9	(0.4)	(5.0)
Separation related adjustments (a)	1.2	(144.2)	—
Unrecognized tax benefits, end of year	$59.0	$28.6	$169.9

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
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return was filed during October 2017 for the short taxable year July 2, 2016 through December 31, 2016. We expect to file our first full year U.S. federal income tax return for 2017 with the Internal Revenue Service (“IRS”) during 2018. The IRS has not yet begun an examination of the Company. Our operations in certain foreign jurisdictions remain subject to routine examination for tax years 2008 to 2017.
Repatriation and Unremitted Earnings
The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018. Pre-2018 foreign cumulative earnings remain subject to foreign remittance taxes. As a result of the TCJA, we expect to repatriate an estimated $275 million subject to an estimated $6 million in foreign remittance taxes. This excludes foreign earnings: 1) required as working capital for local operating needs, 2) subject to local law restrictions, 3) subject to high foreign remittance tax costs, 4) previously invested in physical assets or acquisitions, or 5) intended for future acquisitions/growth. For most of our foreign operations, we make an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the restriction period, and the various tax planning alternatives we could employ if we repatriated these earnings. As of December 31, 2017, the basis difference based upon earnings that we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $1,225 million.

The TCJA imposed a final U.S. tax on cumulative earnings from our foreign operations that we have previously made an assertion regarding the amount of such earnings intended for indefinite reinvestment. Therefore, as of December 31, 2017, the basis difference for which U.S. deferred taxes have not been provided is $0. Beginning in 2018, the basis difference will begin to grow again to the extent we make the assertion. However, the TCJA expansion of the U.S. worldwide tax system is expected to significantly reduce future annual increases to the assertion.
Separation from Danaher
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
NOTE 12. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2017	2016	2015
Employee severance related	$14.2	$14.7	$11.8
Facility exit and other related	2.5	2.6	0.5
Impairment charges	2.3	4.8	12.0
Total restructuring and other related charges	$19.0	$22.1	$24.3
Substantially all restructuring activities initiated in 2017 were completed by December 31, 2017. We expect substantially all cash payments associated with remaining termination benefits recorded in 2017 will be paid during 2018. Substantially all planned restructuring activities related to the 2016 and 2015 plans have been completed. Impairment charges in 2017, 2016 and 2015 related to certain trade names used in the Industrial Technologies segment.
The nature of our restructuring and related activities initiated in 2017, 2016 and 2015 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2017	2016	2015
Professional Instrumentation	$12.8	$6.8	$9.4
Industrial Technologies	6.2	15.3	14.9
Total	$19.0	$22.1	$24.3
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2017 and 2016 restructuring actions ($ in millions):

	Balance as of January 1, 2016	Costs Incurred	Paid/ Settled	Balance as of December 31, 2016	Costs Incurred	Paid/ Settled	Balance as of December 31, 2017
Employee severance and related	$10.6	$14.7	$(15.7)	$9.6	$14.2	$(13.8)	$10.0
Facility exit and other related	0.9	7.4	(7.2)	1.1	4.8	(5.1)	0.8
Total	$11.5	$22.1	$(22.9)	$10.7	$19.0	$(18.9)	$10.8

The restructuring and other related charges incurred during 2017 include cash charges of $17 million and $2 million of noncash charges. The restructuring and other related charges incurred during 2016 included cash charges of $17 million and and $5 million of noncash charges. The restructuring and other related charges incurred during 2015 included $12 million each of cash and noncash charges. These charges are reflected in the following captions in the accompanying Consolidated and Combined Statements of Earnings ($ in millions):

	2017	2016	2015
Cost of sales	$2.0	$8.1	$5.9
Selling, general and administrative expenses	17.0	14.0	18.4
Total	$19.0	$22.1	$24.3
NOTE 13. LEASES AND COMMITMENTS
Our operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $43 million in 2018, $37 million in 2019, $26 million in 2020, $15 million in 2021, $11 million in 2022 and $20 million thereafter. Total rent expense for all operating leases was $53 million, $52 million and $53 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, January 1, 2016	$61.0
Accruals for warranties issued during the year	59.6
Settlements made	(56.0)
Additions due to acquisitions	0.5
Effect of foreign currency translation	(0.1)
Balance, December 31, 2016	$65.0
Accruals for warranties issued during the year	75.0
Settlements made	(72.3)
Additions due to acquisitions	1.6
Effect of foreign currency translation	0.1
Balance, December 31, 2017	$69.4
NOTE 14. LITIGATION AND CONTINGENCIES
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
In accordance with accounting guidance, we record a liability in the consolidated and combined financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, we do not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves we have established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings. Refer to Note 8 for information about the amount of our accruals for self-insurance and litigation liability.
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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2017, we had a reserve of $8 million included in accrued expenses and other liabilities on the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters.

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
As of December 31, 2017 and 2016, we had approximately $146 million and $111 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our financial statements.
NOTE 15. STOCK BASED COMPENSATION
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
The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, performance-based restricted stock awards (“RSAs”) and performance stock awards (“PSAs”) (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 23 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2017, approximately 8 million shares of our common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.
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
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of our shares sufficient to fund statutory minimum tax withholding requirements have been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2017, approximately 243 thousand shares of Fortive common stock with an aggregate value of approximately $15 million, were withheld to satisfy this requirement. The tax withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated and Combined Statement of Changes in Equity.
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
Outstanding performance-based RSUs and PSUs of Danaher held by our employees with pending performance goals of Danaher at the Separation date were canceled and replaced with Fortive RSAs and PSAs with comparable value, performance goals and vesting requirements. All other terms of these equity awards continued unchanged following the conversion or replacement.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of SG&A in the accompanying Consolidated and Combined Statements of Earnings. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. Following the Separation, the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest. Accordingly, the amounts presented for the years ended December 31, 2017, 2016 and 2015 may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented.
The following summarizes the components of our stock-based compensation expense under the Stock Plan and the Danaher Plans for the years ended December 31 ($ in millions):

	2017	2016	2015
Stock Awards:
Pretax compensation expense	$29.4	$28.1	$22.5
Income tax benefit	(9.6)	(9.3)	(7.5)
Stock Award expense, net of income taxes	19.8	18.8	15.0
Stock options:
Pretax compensation expense	19.2	17.2	12.7
Income tax benefit	(6.4)	(5.8)	(4.3)
Stock option expense, net of income taxes	12.8	11.4	8.4
Total stock-based compensation:
Pretax compensation expense	48.6	45.3	35.2
Income tax benefit	(16.0)	(15.1)	(11.8)
Total stock-based compensation expense, net of income taxes	$32.6	$30.2	$23.4
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. As of January 1, 2017, we prospectively adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). During the year ended December 31, 2017, we realized a tax benefit of $32 million related to stock options that were exercised and Stock Awards that vested. Accordingly, we recorded the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of income tax expense and as an operating cash inflow in the accompanying consolidated and combined financial statements. During the year ended December 31, 2017, such Excess Tax Benefit was $20 million related to stock options that were exercised and Stock Awards that vested.

Prior to the adoption of ASU No. 2016-09, we realized a tax benefit of $36 million and $33 million during the years ended December 31, 2016 and 2015, respectively, related to stock options that were exercised and Stock Awards that vested. The Excess Tax Benefit was recorded as a component of equity in the consolidated and combined financial statements. For the six months ended December 31, 2016, the Excess Tax Benefit was recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows. Prior to the Separation, the Excess Tax Benefit was recorded as an increase to Former Parent’s Investment.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2017. This compensation cost is expected to be recognized over a weighted average period of approximately three years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$39.5
Stock options	40.4
Total unrecognized compensation cost	$79.9
Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan and the Danaher Plans during the years ended December 31:

	2017	2016	2015
Risk-free interest rate	1.90% - 2.26%	1.21% - 1.77%	1.6% - 2.2%
Volatility (a)	20.9%	24.3%	24.3%
Dividend yield (b)	0.5%	0.6%	0.6%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

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

The following summarizes option activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2017, 2016 and 2015 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	6.3	$47.66
Granted	0.9	87.96
Exercised	(1.2)	35.28
Canceled/forfeited	(0.2)	58.77
Outstanding as of December 31, 2015	5.8	56.00
Granted	1.8
Exercised	(1.6)
Canceled/forfeited	(0.8)
Aggregate impact of conversion related to the Separation (a)	5.5
Outstanding as of December 31, 2016	10.7	33.23
Granted	1.9	58.07
Exercised	(1.2)	24.77
Canceled/forfeited	(0.5)	45.12
Outstanding as of December 31, 2017	10.9	$38.09	6.3	$372.8
Vested and expected to vest as of December 31, 2017 (b)	10.6	$37.66	6.2	$365.3
Vested as of December 31, 2017	5.2	$28.64	4.5	$228.5

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
The weighted average exercise price of stock options granted, exercised, and canceled/forfeited is not included in the table above for the full year ended December 31, 2016 as activity during this period included the Conversion Awards. The weighted average exercise price of Fortive stock options granted, exercised, and canceled/forfeited during the six months ended December 31, 2016 was $51.84, $26.13, and $40.57, respectively.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
Options outstanding as of December 31, 2017 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$12.83 - $23.78	1.4	$17.11	2	1.4	$17.11
$23.79 - $29.75	1.6	25.00	4	1.6	25.00
$29.76 - $42.17	2.4	34.77	6	1.4	34.26
$42.18 - $57.25	3.7	43.73	8	0.8	43.77
$57.26 - $71.85	1.8	$58.11	9	—	$—
Total shares	10.9			5.2

The following summarizes aggregate intrinsic value and cash receipts related to stock option exercise activity under the Stock Plan and the Danaher Plans for the years ended December 31 (in millions):

	2017	2016	2015
Aggregate intrinsic value of stock options exercised	$50.3	$77.5	$73.4
Cash receipts from stock options exercised(a)	$31.2	$59.9	$51.2

(a) Cash receipts prior to the Separation were recorded as an increase to Former Parent's Investment. These amounts were $53.3 million in 2016 and $51.2 million in 2015.
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2017, 2016 and 2015 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2015	1.1	$61.75
Granted	0.3	86.14
Vested	(0.2)	51.56
Forfeited	(0.1)	64.58
Unvested as of December 31, 2015	1.1	72.24
Granted	0.6
Vested	(0.4)
Forfeited	(0.3)
Aggregate impact of conversion related to the Separation (a)	1.2
Unvested as of December 31, 2016	2.2	39.20
Granted	0.6	57.79
Vested	(0.7)	35.96
Forfeited	(0.1)	43.94
Unvested as of December 31, 2017	2.0	$45.92

(a) The “Aggregate impact of conversion related to the Separation” represents the additional Stock Awards issued as a result of the Separation by applying the “concentration method” to convert Stock Awards based on the ratio of the fair value of Danaher and Fortive common stock calculated using the closing prices as of July 1, 2016.

The weighted average grant date fair value of Stock Awards granted, vested, and forfeited is not included in the table above for the full year ended December 31, 2016 as activity during this period included the conversion of Stock Awards under the Danaher Plans into awards under the Stock Plan. The weighted average grant date fair value of Stock Awards granted, vested, and forfeited during the six months ended December 31, 2016 was $46.25, $33.01, and $39.59, respectively.
NOTE 16. CAPITAL STOCK AND EARNINGS PER SHARE
Capital Stock
Under our amended and restated certificate of incorporation, as of July 1, 2016, our authorized capital stock consists of 2.0 billion common shares with a par value of $0.01 per share and 15 million preferred shares with a par value of $0.01 per share. As of December 31, 2015, Danaher owned all 100 shares of Fortive common stock that were issued and outstanding. On July 1, 2016, the 100 outstanding shares of Fortive common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock held by Danaher. On July 2, 2016, Danaher distributed 100 percent of Fortive outstanding common stock to its stockholders. No preferred shares were issued or outstanding on December 31, 2017.
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

On November 2, 2017, we declared a regular quarterly dividend of $0.07 per share paid on December 29, 2017 to holders of record on November 24, 2017. Aggregate cash payments for the dividends paid to shareholders during the year ended December 31, 2017 were $97.2 million and were recorded as dividends to shareholders in the Consolidated and Combined Statements of Changes in Equity and the Consolidated and Combined Statements of Cash Flows.
On January 23, 2018, we declared a regular quarterly dividend of $0.07 per share payable on March 29, 2018 to holders of record on February 23, 2018.
Net earnings per share
Basic EPS is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact. For the year ended December 31, 2017 the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial.
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
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2017:
Basic EPS	$1,044.5	347.5	$3.01
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	5.1
Diluted EPS	$1,044.5	352.6	$2.96

For the Year Ended December 31, 2016:
Basic EPS	$872.3	345.7	$2.52
Incremental shares from assumed issuance of shares under stock-based compensation plans	—	1.6
Diluted EPS	$872.3	347.3	$2.51

For the Year Ended December 31, 2015:
Basic and diluted EPS	$863.8	345.2	$2.50

NOTE 17. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding other income/expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at combined totals. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance.
Segment results are shown below ($ in millions):

	For The Year Ended December 31
	2017	2016	2015
Sales:
Professional Instrumentation	$3,139.1	$2,891.6	$2,974.2
Industrial Technologies	3,516.9	3,332.7	3,204.6
Total	$6,656.0	$6,224.3	$6,178.8

Operating Profit:
Professional Instrumentation	$709.7	$642.3	$694.8
Industrial Technologies	718.7	667.4	617.2
Other	(73.5)	(63.7)	(42.3)
Total	$1,354.9	$1,246.0	$1,269.7

Identifiable assets:
Professional Instrumentation	$5,588.1	$3,905.2	$3,894.0
Industrial Technologies	3,773.7	3,294.8	3,316.6
Other	1,138.8	989.8	—
Total	$10,500.6	$8,189.8	$7,210.6

Depreciation and amortization:
Professional Instrumentation	$82.0	$99.4	$103.5
Industrial Technologies	86.1	75.7	73.4
Other	6.0	1.3	—
Total	$174.1	$176.4	$176.9

Capital expenditures, gross:
Professional Instrumentation	$37.0	$36.2	$34.6
Industrial Technologies	96.8	84.4	85.5
Other	2.3	9.0	—
Total	$136.1	$129.6	$120.1

Operations in Geographical Areas:

	For The Year Ended December 31
($ in millions)	2017	2016	2015
Sales:
United States	$3,636.1	$3,471.2	$3,415.8
China	612.1	536.0	501.4
Germany	307.7	268.1	268.2
All other (each country individually less than 5% of total sales)	2,100.1	1,949.0	1,993.4
Total	$6,656.0	$6,224.3	$6,178.8

Long-lived assets:
United States	$5,931.2	$4,480.7	$4,333.9
United Kingdom	405.8	353.4	359.2
Germany	295.9	262.7	349.1
All other (each country individually less than 5% of total long-lived assets)	930.9	604.3	574.3
Total	$7,563.8	$5,701.1	$5,616.5
Sales by Major Product Group:

	For The Year Ended December 31
($ in millions)	2017	2016	2015
Professional tools and equipment	$4,352.5	$4,005.9	$3,959.7
Industrial automation, controls and sensors	1,207.7	1,138.2	1,170.5
Franchise distribution	626.2	618.1	590.4
All other	469.6	462.1	458.2
Total	$6,656.0	$6,224.3	$6,178.8
NOTE 18. RELATED-PARTY TRANSACTIONS
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
Employee Matters Agreement
The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations. Refer to Note 15 for further discussion regarding the employee matters agreement.
Tax Matters Agreement
The tax matters agreement governs the respective rights, responsibilities and obligations of both Danaher and Fortive after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Refer to Note 11 and “Item 1A. Risk Factors” for further discussion regarding the tax matters agreement.
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
TSA Payments
In accordance with the TSA, net receipts from Danaher were immaterial during the year ended December 31, 2017. During the six months ended December 31, 2016, we made net payments to Danaher of approximately $13 million.
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
We recorded sales of approximately $17 million, $31 million and $38 million to Danaher and its subsidiaries during the years ended December 31, 2017, 2016 and 2015, respectively. Purchases from Danaher and its subsidiaries were approximately $13 million and $10 million during the year ended December 31, 2017 and six months ended December 31, 2016, respectively.
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
Expenses allocated to us from Danaher and its subsidiaries for the six months ended July 1, 2016 and the year ended December 31, 2015 were $117 million and $201 million, respectively. Following the Separation, we independently incur expenses as a stand-alone company and no expenses are allocated by Danaher.
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
Deferred Compensation Program Administered by Danaher
Refer to Note 7 for information regarding our deferred compensation program. In connection with the Separation, we established a similar independent, nonqualified deferred compensation program.
NOTE 19. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017:
Sales	$1,535.2	$1,628.8	$1,685.3	$1,806.7
Gross profit	744.0	805.1	839.4	910.0
Operating profit	294.9	348.3	355.9	355.8
Net earnings	199.7	240.1	267.8	336.9
Net earnings per share:
Basic	$0.58	$0.69	$0.77	$0.97
Diluted	$0.57	$0.68	$0.76	$0.95

2016:
Sales	$1,474.7	$1,555.1	$1,567.4	$1,627.1
Gross profit	695.2	768.1	772.9	796.6
Operating profit	263.0	322.1	323.2	337.7
Net earnings	182.0	238.9	226.9	224.5
Net earnings per share:
Basic	$0.53	$0.69	$0.66	$0.65
Diluted	$0.53	$0.69	$0.65	$0.64

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2017 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisitions of Industrial Scientific Corporation (“ISC”) on August 25, 2017, Orpak Systems Limited (“Orpak”) on August 31, 2017, and Landauer Incorporated (“Landauer”) on October 19, 2017. Since the Company has not yet fully incorporated the internal controls and procedures of ISC, Orpak, or Landauer into the Company’s internal control over financial reporting, management excluded ISC, Orpak, and Landauer from its assessment of the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2017. Collectively, ISC, Orpak, and Landauer constituted less than 20% of the Company’s total assets as of December 31, 2017 and less than 5% of the Company’s total revenues for the year ended December 31, 2017.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Fortive, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for our 2018 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2018 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Fortive Common Stock by Directors, Officers and Principal Shareholders and Approval of Amendments to the Fortive Corporation 2016 Stock Incentive Plan–– Equity Compensation Plan Information in the Proxy Statement for our 2018 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2018 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2018 annual meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 93 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	100
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

3.1	Amended and Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2
Registration Rights Agreement, dated as of June 20, 2016, by and among Fortive Corporation and Barclays Capital Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers
Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

10.1	Employee Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.2	Tax Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.3	Transition Services Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.4	Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.5	DBS License Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

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

10.7	Fortive Corporation 2016 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Performance Stock Unit Agreement*

10.9	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *

10.10	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.11	Form of Fortive Corporation Restricted Stock Unit Agreement*

10.12	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*

10.13	Form of Fortive Corporation Stock Option Agreement*

10.14	Fortive Corporation 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.8 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.15	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.16	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.17	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.18	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*

10.19	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*

10.20	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.21	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.22	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.23	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.24	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Barbara Hulit*	Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-37654)

10.25	Offer of Employment Letter, dated November 11, 2015 between TGA Employment Services LLC and William W. Pringle*

10.26	Offer of Employment Letter, dated February 10, 2016, between TGA Employment Services LLC and Martin Gafinowitz*	Incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.27	Form A of Danaher Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests* (1)	Incorporated by reference from Exhibit 10.17 to Amendment No. 3 to Fortive Corporation’s Registration Statement on Form 10, filed on May 5, 2016 (Commission File Number: 1-37654)

10.28	Form B of Danaher Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests* (1)	Incorporated by reference from Exhibit 10.18 to Amendment No. 3 to Fortive Corporation’s Registration Statement on Form 10, filed on May 5, 2016 (Commission File Number: 1-37654)

11.1	Computation of per-share earnings (2)

12.1	Computation of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	Assigned by Danaher Corporation to Fortive Corporation in connection with the separation.
(2)	See Note 17, “Capital Stock and Earnings Per Share,” to our Consolidated and Combined Financial Statements.
(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated and Combined Statements of Earnings for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated and Combined Financial Statements.

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

FORTIVE CORPORATION

Date: February 27, 2018	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 27, 2018
Alan G. Spoon
Chairman of the Board

/s/ FEROZ DEWAN	February 27, 2018
Feroz Dewan
Director

/s/ JAMES A. LICO	February 27, 2018
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 27, 2018
Kate D. Mitchell
Director

/s/ MITCHELL P. RALES	February 27, 2018
Mitchell P. Rales
Director

/s/ STEVEN M. RALES	February 27, 2018
Steven M. Rales
Director

/s/ ISRAEL RUIZ	February 27, 2018
Israel Ruiz
Director

/s/ CHARLES E. MCLAUGHLIN	February 27, 2018
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ EMILY A. WEAVER	February 27, 2018
Emily A. Weaver
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2017:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$81.9	$37.7	$1.0	$2.1	$(55.3)	$67.4

Year Ended December 31, 2016:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$76.8	$31.0	$(0.7)	$0.1	$(25.3)	$81.9

Year Ended December 31, 2015:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$71.4	$31.6	$(0.9)	$—	$(25.3)	$76.8

(a) Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b) Amounts related to businesses acquired, net of amounts related to businesses disposed.