Form 10-Q
period 2018-03-30
Fortive Corp
filed 2018-04-26
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 30, 2018
Or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 19, 2018 was 348,560,770.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	March 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,015.7	$962.1
Accounts receivable, net	1,172.1	1,143.6
Inventories:
Finished goods	216.6	217.2
Work in process	96.7	78.9
Raw materials	302.6	284.5
Total inventories	615.9	580.6
Prepaid expenses and other current assets	276.0	250.5
Total current assets	3,079.7	2,936.8
Property, plant and equipment, net of accumulated depreciation of $1,117.3 and $1,086.8 at March 30, 2018 and December 31, 2017, respectively	709.8	712.5
Other assets	480.5	476.8
Goodwill	5,126.2	5,098.5
Other intangible assets, net	1,259.2	1,276.0
Total assets	$10,655.4	$10,500.6
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$711.7	$727.5
Accrued expenses and other current liabilities	749.7	874.8
Total current liabilities	1,461.4	1,602.3
Other long-term liabilities	1,087.4	1,033.9
Long-term debt	3,996.9	4,056.2
Equity:
Preferred stock: $0.01 par value, 15 million shares authorized; no shares issued or outstanding	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 349.0 and 348.2 million issued; 348.5 and 347.8 million outstanding at March 30, 2018 and December 31, 2017, respectively	3.5	3.5
Additional paid-in capital	2,476.1	2,444.1
Retained earnings	1,583.3	1,350.3
Accumulated other comprehensive income (loss)	29.5	(7.6)
Total Fortive stockholders’ equity	4,092.4	3,790.3
Noncontrolling interests	17.3	17.9
Total stockholders’ equity	4,109.7	3,808.2
Total liabilities and equity	$10,655.4	$10,500.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Sales	$1,740.7	$1,535.2
Cost of sales	(869.9)	(791.2)
Gross profit	870.8	744.0
Operating costs:
Selling, general and administrative expenses	(423.7)	(352.2)
Research and development expenses	(108.9)	(96.2)
Operating profit	338.2	295.6
Non-operating expenses:
Interest expense, net	(24.6)	(22.6)
Other non-operating expenses	(0.7)	(0.7)
Earnings before income taxes	312.9	272.3
Income taxes	(51.7)	(72.6)
Net earnings	$261.2	$199.7
Net earnings per share:
Basic	$0.75	$0.58
Diluted	$0.74	$0.57
Average common stock and common equivalent shares outstanding:
Basic	348.6	347.0
Diluted	354.4	351.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net earnings	$261.2	$199.7
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	36.4	43.6
Pension adjustments	0.7	0.8
Total other comprehensive income, net of income taxes	37.1	44.4
Comprehensive income	$298.3	$244.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2017	347.8	$3.5	$2,444.1	$1,350.3	$(7.6)	$17.9
Adoption of accounting standards	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	3.5	2,444.1	1,346.4	(7.6)	17.9
Net earnings for the period	—	—	—	261.2	—	—
Dividends to shareholders	—	—	—	(24.3)	—	—
Separation related adjustments	—	—	13.3	—	—	—
Other comprehensive income	—	—	—	—	37.1	—
Common stock-based award activity	0.7	—	18.7	—	—	—
Change in noncontrolling interests	—	—	—	—	—	(0.6)
Balance, March 30, 2018	348.5	$3.5	$2,476.1	$1,583.3	$29.5	$17.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net earnings	$261.2	$199.7
Noncash items:
Depreciation	35.0	23.4
Amortization	25.0	13.3
Stock-based compensation expense	11.9	12.0
Change in accounts receivable, net	(20.1)	10.0
Change in inventories	(31.9)	(24.2)
Change in trade accounts payable	(22.2)	(47.5)
Change in prepaid expenses and other assets	(5.9)	(0.6)
Change in accrued expenses and other liabilities	(82.0)	(37.8)
Net cash provided by operating activities	171.0	148.3
Cash flows from investing activities:
Cash paid for acquisitions	(7.7)	—
Payments for additions to property, plant and equipment	(31.4)	(26.8)
All other investing activities	0.1	(0.6)
Net cash used in investing activities	(39.0)	(27.4)
Cash flows from financing activities:
Net repayments of borrowings (maturities of 90 days or less)	(74.3)	(95.5)
Payment of dividends	(24.3)	(24.2)
All other financing activities	4.4	0.3
Net cash used by financing activities	(94.2)	(119.4)
Effect of exchange rate changes on cash and equivalents	15.8	12.9
Net change in cash and equivalents	53.6	14.4
Beginning balance of cash and equivalents	962.1	803.2
Ending balance of cash and equivalents	$1,015.7	$817.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive”, the “Company,” “we,” “us,” or “our”) is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated and combined financial statements as of and for the year ended December 31, 2017 and the footnotes (“Notes”) thereto included within our 2017 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of March 30, 2018 and December 31, 2017, and our results of operations and cash flows for the three months ended March 30, 2018 and March 31, 2017.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments		Total
For the Three Months Ended March 30, 2018:
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	36.4	—		36.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.9	(a)	0.9
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income (loss), net of income taxes	36.4	0.7		37.1
Balance, March 30, 2018	$100.4	$(70.9)		$29.5

For the Three Months Ended March 31, 2017:
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	43.6	—		43.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.1	(a)	1.1
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.8		0.8
Net current period other comprehensive income (loss), net of income taxes	43.6	0.8		44.4
Balance, March 31, 2017	$(29.0)	$(72.4)		$(101.4)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

Recently Issued Accounting Standards—In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This standard is effective for us beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires lessees and lessors to disclose the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. We are currently evaluating the impact of this standard on our financial statements.
NOTE 2. ACQUISITIONS AND DIVESTITURES
For a description of our material acquisition activity, refer to Note 3 of our 2017 Annual Report on Form 10-K.
We continually evaluate potential acquisitions and divestitures that align with our portfolio strategy and expedite the evolution of our portfolio into new and attractive business areas. We have completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each business reflects a number of factors including the future earnings and cash flow potential of the business, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which we acquired the business, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses, and the complementary strategic fit and resulting synergies the business brings to existing operations.
We make an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We are in the process of obtaining valuations of certain acquired assets and evaluating the tax impact in connection with certain acquisitions. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.
Planned Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp (“Altra”) in a tax-efficient Reverse Morris Trust transaction. In the transaction, we will receive approximately $1.4 billion in cash and debt retirement, and our shareholders will receive in the aggregate 35 million shares of Altra, representing approximately 54% of outstanding shares of Altra common stock immediately following the transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems, and generated approximately $907 million in revenue for the year ended December 31, 2017. The transaction is expected to close by the end of 2018, subject to customary closing conditions, including receipt of certain regulatory approvals, Altra shareholder approval, and our receipt of confirmation of the tax treatment of certain matters. Upon closing of the transaction, we will classify the historical results of the A&S Business as discontinued operations in our financial statements.

NOTE 3. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2017	$5,098.5
Attributable to 2018 acquisitions	1.8
Foreign currency translation & other	25.9
Balance, March 30, 2018	$5,126.2
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 30, 2018	December 31, 2017
Professional Instrumentation	$3,349.1	$3,331.0
Industrial Technologies	1,777.1	1,767.5
Total goodwill	$5,126.2	$5,098.5
We have not identified any “triggering” events which would have indicated a potential impairment of goodwill in the three months ended March 30, 2018.
NOTE 4. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation.

•
Level 3 inputs are unobservable inputs based on our assumptions. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 30, 2018
Deferred compensation liabilities	$—	$20.3	$—	$20.3
December 31, 2017
Deferred compensation liabilities	$—	$20.9	$—	$20.9
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	March 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings	$3,996.9	$3,932.9	$4,056.2	$4,051.8
As of March 30, 2018 and December 31, 2017, long-term borrowings were categorized as Level 1.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing. The fair value of cash and cash equivalents, accounts receivable, net and trade accounts payable approximates their carrying amount due to the short-term maturities of these instruments.
NOTE 5. FINANCING
The carrying value of the components of our long-term debt were as follows ($ in millions):

	March 30, 2018	December 31, 2017
U.S. dollar-denominated commercial paper	$590.3	$665.1
Euro-denominated commercial paper	290.3	282.7
U.S. dollar variable interest rate term loan due 2019	500.0	500.0
Yen variable interest rate term loan due 2022	129.7	122.4
1.80% senior unsecured notes due 2019	299.1	298.9
2.35% senior unsecured notes due 2021	746.2	745.9
3.15% senior unsecured notes due 2026	891.2	891.0
4.30% senior unsecured notes due 2046	546.8	546.8
Other	3.3	3.4
Long-term debt	$3,996.9	$4,056.2
Unamortized debt discounts, premiums and issuance costs of $18.0 million and $18.2 million as of March 30, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the components of debt table above. Refer to Note 9 of our 2017 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of March 30, 2018, no borrowings were outstanding under the Revolving Credit Facility.
The details of our Commercial Paper Programs as of March 30, 2018 are as follows ($ in millions):

	Carrying Value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$590.3	2.48%	34
Euro-denominated commercial paper	$290.3	(0.11)%	58
We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of March 30, 2018, we were in compliance with all of our covenants.

NOTE 6. REVENUE
On January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under ASC Topic 605 Revenue Recognition. We recorded an immaterial transition adjustment to opening retained earnings as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues as a result of applying Topic 606 for the quarter ended March 30, 2018 was immaterial.
Our significant accounting policies are detailed in Note 2 of our 2017 Annual Report on Form 10-K. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:
Revenue Recognition—We derive revenues primarily from the sale of Professional Instrumentation and Industrial Technologies products and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
For revenue related to a product or service to qualify for recognition, we must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. Further, collection of substantially all consideration for the goods or services transferred must be probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a combination of financial and qualitative factors, including the customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.
Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are considered in determining the transaction price for the contract; these allowances and rebates are reflected as a reduction in the contract transaction price. Significant judgment is exercised in determining product returns, customer allowances and rebates, and are estimated based on historical experience and known trends.
Most of our sales contracts contain standard terms and conditions. We evaluate contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, services and/or post contract support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS or other services. We allocate the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation sometimes requires significant judgment.
Our principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily record revenue upon shipment as we have transferred control to the customer at that point and our performance obligations are satisfied. We evaluate contracts with delivery terms other than FOB Shipping Point and recognize revenue when we have transfered control and satisfied our performance obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were immaterial as of March 30, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred.
Impairment losses recognized on our contract-related assets were immaterial in the first three months of 2018.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to PCS and extended warranty sales, where in most cases we receive up-front payment and recognize revenue over the support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

Our contract liabilities consisted of the following:

	March 30, 2018	December 31, 2017
Deferred revenue - current	$210.3	$213.4
Deferred revenue - noncurrent	88.6	86.9
Total contract liabilities	$298.9	$300.3
In the first three months of 2018, we recognized $43 million of revenue related to our contract liabilities at January 1, 2018. The decrease in our contract liabilities from December 31, 2017 to March 30, 2018 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from March 30, 2018, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

March 30, 2018
Professional Instrumentation	$115
Industrial Technologies	543
Total	$658
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 70 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended March 30, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$916.9	$408.4	$508.5
China	156.4	108.3	48.1
Germany	86.5	35.9	50.6
All other (each country individually less than 5% of total sales)	580.9	319.1	261.8
Total	$1,740.7	$871.7	$869.0

Major Products Group:
Professional tools and equipment	$1,120.1	$706.5	$413.6
Industrial automation, controls and sensors	327.8	104.6	223.2
Franchise distribution	172.9	—	172.9
All other	119.9	60.6	59.3
Total	$1,740.7	$871.7	$869.0

End markets:
Direct sales
Retail fueling (a)	$348.3	$—	$348.3
Industrial & Manufacturing	156.1	90.4	65.7
Vehicle repair (a)	158.8	—	158.8
Utilities & Power	56.0	55.4	0.6
Other	518.5	301.2	217.3
Total direct sales	1,237.7	447.0	790.7
Distributors(a)	503.0	424.7	78.3
Total	$1,740.7	$871.7	$869.0

(a) Retail fueling and vehicle repair includes sales to these end markets made through third party distributors. Total distributor sales for the three months ended March 30, 2018 was $789.7 million.

Disaggregation of revenue for the three months ended March 31, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$846.8	$330.4	$516.4
China	129.9	90.5	39.4
Germany	69.6	28.7	40.9
All other (each country individually less than 5% of total sales)	488.9	266.5	222.4
Total	$1,535.2	$716.1	$819.1

Major Products Group:
Professional tools and equipment	$961.6	$558.6	$403.0
Industrial automation, controls and sensors	290.7	96.1	194.6
Franchise distribution	171.7	—	171.7
All other	111.2	61.4	49.8
Total	$1,535.2	$716.1	$819.1

End markets:
Direct sales
Retail fueling (a)	$346.5	$—	$346.5
Industrial & Manufacturing	109.9	65.1	44.8
Vehicle repair (a)	157.9	—	157.9
Utilities & Power	52.6	51.7	0.9
Other	460.5	261.7	198.8
Total direct sales	1,127.4	378.5	748.9
Distributors(a)	407.8	337.6	70.2
Total	$1,535.2	$716.1	$819.1

(a) Retail fueling and vehicle repair includes sales to these end markets made through third party distributors. Total distributor sales for the three months ended March 31, 2017 was $746.9 million.

NOTE 7. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans, including the U.S. plan acquired in 2017, refer to Note 10 of our 2017 Annual Report on Form 10-K.
The following sets forth the components of our net periodic pension costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
U.S. Pension Benefits:
Interest cost	$0.3	$—
Expected return on plan assets	(0.4)	—
Net periodic pension cost	$(0.1)	$—

Non-U.S. Pension Benefits:
Service cost	$0.5	$1.0
Interest cost	1.5	1.4
Expected return on plan assets	(1.9)	(1.8)
Amortization of net loss	0.9	1.1
Net periodic pension cost	$1.0	$1.7
On January 1, 2018, we retrospectively adopted ASU No. 2017-07, Compensation–Retirement Benefits (Topic 715). Accordingly, we have included all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated Condensed Statements of Earnings. Service costs continue to be included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings according to the classification of the participant’s compensation. This reclassification of prior year pension cost increased operating income by $0.7 million for the three months ended March 31, 2017.
Employer Contributions
During 2018, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $10 million. We do not expect to make contributions to the U.S. plan during 2018. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
NOTE 8. INCOME TAXES
Our effective tax rate for the three months ended March 30, 2018, was 16.5% as compared to 26.7% for the three months ended March 31, 2017. The year-over-year decrease was due primarily to favorable impacts in 2018 resulting from a lower statutory tax rate in the United States as a result of the Tax Cuts and Jobs Act (“TCJA”) as well as other federal and international tax benefits.
Our effective tax rates for 2018 and 2017 differ from the U.S. federal statutory rate of 21% and 35%, respectively, due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law, and the effect of favorable adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The adjustments recorded to our provisional estimates decreased income tax expense by $4.2 million during the three months ended March 30, 2018. We will continue to evaluate the effects of the TCJA on the 2017 provisional estimates through the end of the SAB 118 allowable measurement period. Refer to Note 11 of our 2017 Annual Report on Form 10-K for further details including disclosures pursuant to SAB 118 interpretive guidance, including provisional estimates for all TCJA effects.

On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 715): Intra-entity Transfers of Assets Other Than Inventory using the modified retrospective method, and recorded an immaterial adjustment to opening retained earnings as of January 1, 2018.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of March 30, 2018, approximately 6 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 15 of our 2017 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Stock Awards:
Pretax compensation expense	$7.1	$7.4
Income tax benefit	(1.5)	(2.5)
Stock Award expense, net of income taxes	5.6	4.9
Stock options:
Pretax compensation expense	4.8	4.6
Income tax benefit	(1.0)	(1.6)
Stock option expense, net of income taxes	3.8	3.0
Total stock-based compensation:
Pretax compensation expense	11.9	12.0
Income tax benefit	(2.5)	(4.1)
Total stock-based compensation expense, net of income taxes	$9.4	$7.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of March 30, 2018. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$66.8
Stock options	61.6
Total unrecognized compensation cost	$128.4
NOTE 10. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies, refer to Notes 13 and 14 of our 2017 Annual Report on Form 10-K.
Our operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year for 2018 through 2022 and thereafter are: $48 million in 2018, $42 million in 2019, $31 million in 2020, $20 million in 2021, $16 million in 2022 and $20 million thereafter.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2017	$69.4
Accruals for warranties issued during the period	15.1
Settlements made	(19.1)
Effect of foreign currency translation	0.3
Balance, March 30, 2018	$65.7
NOTE 11. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact. There were 1.5 million and 1.8 million anti-dilutive options to purchase shares excluded from the diluted EPS calculation for the three months ended March 30, 2018 and March 31, 2017, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 30, 2018:
Basic EPS	$261.2	348.6	$0.75
Incremental shares from assumed exercise of dilutive options and vesting of dilutive Stock Awards	—	5.8
Diluted EPS	$261.2	354.4	$0.74

For the Three Months Ended March 31, 2017:
Basic EPS	$199.7	347.0	$0.58
Incremental shares from assumed issuance of shares under stock-based compensation plans	—	4.5
Diluted EPS	$199.7	351.5	$0.57
On January 23, 2018, we declared a regular quarterly dividend of $0.07 per share paid on March 29, 2018 to holders of record on February 23, 2018. On January 24, 2017, we declared a regular quarterly dividend of $0.07 per share paid on March 31, 2017 to holders of record on February 24, 2017.
For the three months ended March 30, 2018, cash dividend payments of $24.3 million were recorded as dividends to shareholders in the accompanying Consolidated Condensed Statement of Changes in Equity.
On April 12, 2018, we declared a regular quarterly dividend of $0.07 per share payable on June 29, 2018 to holders of record on May 25, 2018.

NOTE 12. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance. As of March 30, 2018, there have been no material changes in total assets or liabilities by segment since December 31, 2017. Segment results are shown below ($ in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Sales:
Professional Instrumentation	$871.7	$716.1
Industrial Technologies	869.0	819.1
Total	$1,740.7	$1,535.2
Operating Profit:
Professional Instrumentation	$206.4	$158.5
Industrial Technologies	158.3	152.8
Other	(26.5)	(15.7)
Total	$338.2	$295.6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive”, the “Company,” “we,” “us,” or “our”) is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, transportation technology, sensing, automation and specialty, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated and combined financial statements included in our 2017 Annual Report on Form 10-K. Our MD&A is divided into five sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•
Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements. Furthermore, significant uncertainties related to changes in governmental policies toward international trade currently exist, and depending on how such uncertainties are resolved, could have a material adverse effect on our financial results.

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

•
We are pursuing a plan to combine four operating companies from our Automation & Specialty platform into a new company and to merge that new company into a subsidiary of Altra Industrial Motion Corp. in a tax-efficient transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and “Part II – Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
In this report, references to sales from existing businesses refers to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired businesses and (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture related items because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation from sales from existing businesses because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended March 30, 2018 as compared to the comparable period of 2017 resulting in aggregate year-over-year total sales growth of 13.4% and sales growth from existing businesses of 2.6%. Our continued investments in sales growth initiatives and new product introductions, as well as increased demand in high-growth and developed markets and other business-specific factors discussed below, contributed to overall sales growth from existing businesses across the majority of our businesses in the period. On a year-over-year basis, sales growth from existing businesses in the Professional Instrumentation segment was broad based, driven by strong demand across the segment. On a year-over-year basis, sales from existing businesses were flat in our Industrial Technologies segment. Strong growth in sales from existing businesses in the Automation & Specialty Components platform was offset by decreased demand in the Transportation Technologies businesses due to the extension of the liability shift related to the enhanced credit card security requirements in the United States based on the Europay, Mastercard and Visa (“EMV”) global standards.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and at a mid-single digit rate in high-growth markets during the three months ended March 30, 2018 as compared to the comparable 2017 period. Year-over-year sales from existing businesses grew at a high single-digit rate in China and at a low-single digit rate in Western Europe and North America during the three months ended March 30, 2018.
We expect overall sales from existing businesses to continue to grow on a year-over-year basis during the remainder of 2018; however, we continue to monitor developments from macro-economic and geopolitical uncertainties, including global uncertainties related to governmental policies toward international trade, monetary and fiscal policies, as well as other factors identified above in “—Information Relating to Forward-Looking Statements.”
Planned Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp (“Altra”) in a tax-efficient Reverse Morris Trust transaction. In the transaction, we will receive approximately $1.4 billion in cash and debt retirement, and our shareholders will receive in the aggregate 35 million shares of Altra, representing approximately 54% of outstanding shares of Altra common stock immediately following the transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems, and generated approximately $907 million in revenue for the year ended December 31, 2017. The transaction is expected to close by the end of 2018, subject to customary closing conditions, including receipt of certain regulatory approvals, Altra shareholder approval and our receipt of confirmation of the tax treatment of certain matters. Upon closing of the transaction, we will classify the A&S Business as discontinued operations in our financial statements.

RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three months ended March 30, 2018 as compared to the comparable period of 2017:
Components of Sales Growth

% Change Three Months Ended March 30, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	13.4%
Existing businesses (Non-GAAP)	2.6%
Acquisitions (Non-GAAP)	7.3%
Currency exchange rates (Non-GAAP)	3.5%
Operating Profit Margins
Operating profit margin was 19.4% for the three months ended March 30, 2018, an increase of 10 basis points as compared to 19.3% in the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments — 100 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 90 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Professional Instrumentation	$871.7	$716.1
Industrial Technologies	869.0	819.1
Total	$1,740.7	$1,535.2
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

Professional Instrumentation Selected Financial Data

	Three Months Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$871.7	$716.1
Operating profit	206.4	158.5
Depreciation	17.0	8.8
Amortization	17.2	7.8
Operating profit as a % of sales	23.7%	22.1%
Depreciation as a % of sales	2.0%	1.2%
Amortization as a % of sales	2.0%	1.1%
Components of Sales Growth

% Change Three Months Ended March 30, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	21.7%
Existing businesses (Non-GAAP)	5.5%
Acquisitions (Non-GAAP)	12.2%
Currency exchange rates (Non-GAAP)	4.0%
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a mid-single digit rate during the three months ended March 30, 2018 as compared to the comparable period of 2017. Year-over-year sales from existing businesses of field solutions products and services grew at a high-single digit rate during the three months ended March 30, 2018 due to continued strong demand for industrial test equipment, network tools and SaaS offerings. Year-over-year sales from existing businesses of product realization solutions grew at a mid-single digit rate during the three months ended March 30, 2018 driven primarily by continued growth in the consumer electronics end market as well as increased demand for oscilloscopes and new product introductions. These increases were partly offset by decline in demand for design, engineering and manufacturing services as well as in the segment’s energetic materials business during the three months ended March 30, 2018. Geographically, demand from existing businesses increased on a year-over-year basis in Asia, Western Europe and North America during the three months ended March 30, 2018.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a high-single digit rate during the three months ended March 30, 2018 as compared to the comparable period of 2017. Increased year-over-year demand in the industrial end market was partly offset by lower demand in the food and beverage end market. Geographically, increases in sales from existing businesses on a year-over-year basis during the three months ended March 30, 2018 were driven by strong growth in Asia as well as growth in Western Europe.
Year-over-year price increases in the segment contributed 0.9% during the three months ended March 30, 2018 as compared to the comparable periods of 2017 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 160 basis points during the three months ended March 30, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates net of incremental year-over-year costs associated with various product development and sales and marketing growth investments — 310 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 150 basis points

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
Industrial Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$869.0	$819.1
Operating profit	158.3	152.8
Depreciation	16.4	14.1
Amortization	7.8	5.5
Operating profit as a % of sales	18.2%	18.7%
Depreciation as a % of sales	1.9%	1.7%
Amortization as a % of sales	0.9%	0.7%
Components of Sales Growth

% Change Three Months Ended March 30, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	6.1%
Existing businesses (Non-GAAP)	—%
Acquisitions (Non-GAAP)	3.0%
Currency exchange rates (Non-GAAP)	3.1%
Sales from existing businesses in the segment’s Transportation Technologies businesses declined at a high-single digit rate during the three months ended March 30, 2018 as compared to the comparable period of 2017, due primarily to the extension of the liability shift related to the enhanced credit card security requirements in the United States based on the EMV global standards. Geographically, sales from existing businesses decreased on a year-over-year basis in the United States, partially offset by strong demand in China.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a low double-digit rate during the three months ended March 30, 2018 as compared to the comparable period of 2017, due primarily to increased year-over-year demand in industrial and robotics end markets in Western Europe, United States and China, and strong demand for engine retarder products in the United States from improved heavy-duty truck production.
Sales from existing businesses in the segment’s Franchise Distribution businesses were up slightly during the three months ended March 30, 2018 as compared to the comparable period of 2017. Increased year-over-year demand for hardline and diagnostic tools was partially offset by a decline in demand for powered and tool storage products.
Year-over-year price increases in the segment contributed 0.4% during the three months ended March 30, 2018 as compared to the comparable period of 2017 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 50 basis points during the three months ended March 30, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 70 basis points

Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments — 20 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$1,740.7	$1,535.2
Cost of sales	(869.9)	(791.2)
Gross profit	$870.8	$744.0
Gross profit margin	50.0%	48.5%
The year-over-year increase in cost of sales during the three months ended March 30, 2018 as compared to the comparable period in 2017 is due primarily to the impact of higher year-over-year sales volumes, incremental year-over-year cost of sales from our recently acquired businesses and changes in currency exchange rates partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions.
The year-over-year increase in gross profit (and the related 150 basis point increase in gross profit margin) during the three months ended March 30, 2018 as compared to the comparable period in 2017 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions and changes in currency exchange rates.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$1,740.7	$1,535.2
Selling, general and administrative (“SG&A”) expenses	423.7	352.2
Research and development (“R&D”) expenses	108.9	96.2
SG&A as a % of sales	24.3%	22.9%
R&D as a % of sales	6.3%	6.3%
SG&A expenses increased during the three months ended March 30, 2018 as compared to the comparable period of 2017 due primarily to continued investments in our sales and marketing growth initiatives, incremental year-over-year general and administrative expenses and increased depreciation and amortization expense due primarily to our recently acquired businesses. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives. On a year-over-year basis, SG&A expenses as a percentage of sales increased 140 basis points in the three months ended March 30, 2018 due primarily to continued investments in our sales and marketing growth initiatives which outpaced our sales growth during the three months ended March 30, 2018, and higher relative spending levels at our recently acquired businesses.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three months ended March 30, 2018 as compared to the comparable period of 2017 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales was flat in the three months ended March 30, 2018.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $25 million was recorded for the three months ended March 30, 2018 compared to $23 million for the three months ended March 31, 2017.

INCOME TAXES
Our effective tax rate for the three months ended March 30, 2018, was 16.5% as compared to 26.7% for the three months ended March 31, 2017. The year-over-year decrease was due primarily to favorable impacts in 2018 resulting from a lower statutory tax rate in the United States as a result of the Tax Cuts and Jobs Act (“TCJA”) as well as other federal and international tax benefits.
Our effective tax rates for 2018 and 2017 differ from the U.S. federal statutory rate of 21% and 35%, respectively, due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law, and the effect of favorable adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The adjustments recorded to our provisional estimates decreased income tax expense by $4.2 million during the three months ended March 30, 2018. We will continue to evaluate the effects of the TCJA on the 2017 provisional estimates through the end of the SAB 118 allowable measurement period.
COMPREHENSIVE INCOME
Comprehensive income increased by $54 million in 2018 as compared to 2017, due primarily to net earnings that were higher by $61 million partially offset by unfavorable changes in foreign currency translation adjustments of $7 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three month period ended March 30, 2018.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and expect that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, and manage our capital structure on a short and long-term basis.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the three months ended March 30, 2018:

	Three Months Ended
($ in millions)	March 30, 2018	March 31, 2017
Net cash provided by operating activities	$171.0	$148.3

Cash paid for acquisitions	$(7.7)	$—
Payments for additions to property, plant and equipment	(31.4)	(26.8)
All other investing activities	0.1	(0.6)
Net cash used in investing activities	$(39.0)	$(27.4)

Net repayments of borrowings (maturities of 90 days or less)	$(74.3)	$(95.5)
Payment of dividends	(24.3)	(24.2)
All other financing activities	4.4	0.3
Net cash used by financing activities	$(94.2)	$(119.4)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.

Operating cash flows were approximately $171 million for the first three months of 2018, an increase of $23 million, or approximately 15%, as compared to the comparable period of 2017. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2018 operating cash flows benefited from higher net earnings for the first three months of 2018 as compared to the comparable period in 2017. Net earnings for the three months ended March 30, 2018 benefited from a year-over-year increase in operating profits of $43 million, partially offset by a year-over-year increase in net interest expense of $2 million associated with our Commercial Paper Programs. The year-over-year increase in operating profit also includes a year-over-year increase in depreciation and amortization expenses of $23 million. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $74 million of cash during the first three months of 2018 compared to using $62 million of cash in the comparable period of 2017. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $88 million of cash during the first three months of 2018 as compared to using $38 million of cash in the comparable period of 2017. The timing of various employee related liabilities and the impact of recently acquired businesses drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $12 million during the three months ended March 30, 2018 as compared to the comparable period of 2017, due primarily to a business acquisition completed during the three months ended March 30, 2018.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in operating-type lease arrangements with customers. For the full year 2018, we expect capital spending to be between approximately $125 million and $135 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt and payments of quarterly cash dividends to shareholders. Financing activities used cash of $94 million during the three months ended March 30, 2018 as compared to using approximately $119 million of cash in the comparable period in 2017. In the three months ended March 30, 2018, we made net repayments of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $74 million and paid $24 million of cash dividends to shareholders.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of March 30, 2018, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $1.5 billion available under the Revolving Credit Facility as of March 30, 2018. Of this amount, approximately $881 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $0.6 billion of indebtedness under the Revolving Credit Facility as of March 30, 2018. Refer to Note 5 of the Consolidated Condensed Financial Statements for information regarding our financing activities and indebtedness.
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

As of March 30, 2018, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.48% and a weighted average remaining maturity of approximately 34 days. As of March 30, 2018, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.11)% and a weighted average remaining maturity of approximately 58 days.
Dividends
On January 23, 2018, we declared a regular quarterly dividend of $0.07 per share paid on March 29, 2018 to holders of record on February 23, 2018. For the three months ended March 30, 2018, cash dividend payments of $24.3 million were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity.
On April 12, 2018, we declared a regular quarterly dividend of $0.07 per share payable on June 29, 2018 to holders of record on May 25, 2018.
Cash and Cash Requirements
As of March 30, 2018, we held approximately $1,015.7 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of less than 1.0%. Substantially all of the cash was held outside of the United States.
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
The TCJA that was enacted in December 2017 is materially improving our U.S. liquidity through lower corporate tax rates and enhanced cash repatriation. During the first three months of 2018, we repatriated $75 million and expect to repatriate an additional $200 million during 2018. These repatriations are subject to an estimated $6 million in foreign remittance taxes.
As of March 30, 2018, we recorded a current liability for the funds we have or intend to repatriate under the TCJA final transition tax. Conversely, we have made an election regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. Such earnings are intended for indefinite foreign reinvestment and no provision for non-U.S. income taxes has been made. The amount of income taxes that may be applicable to such earnings is not readily determinable given the unknown duration of local law restrictions as applicable to such earnings, unknown changes in foreign tax law that may occur during the restriction periods, and the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We expect the TCJA to have a favorable impact in our future ability to engage in acquisition activities.
As of March 30, 2018, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended March 30, 2018 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. Changes to our accounting policy for revenue recognition as a result of adopting ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) are discussed in Note 6 to the consolidated condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2017 Annual Report on Form 10-K. There were no material changes during the three months ended March 30, 2018 to the information reported in our 2017 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2017 Annual Report on Form 10-K. Other than as provided below, there were no material changes during the quarter ended March 30, 2018 to the risk factors reported in the “Risk Factors” section of our 2017 Annual Report on Form 10-K.
We are pursuing a plan to combine four operating companies from our Automation & Specialty platform into a new company and to merge that new company into a subsidiary of Altra Industrial Motion Corp. in a tax-efficient transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We have announced plans to combine four operating companies from our Automation & Specialty platform (the A&S Businesses) into a new company that we will distribute to our stockholders by means of an exchange offer or a pro rata dividend, after which the A&S Businesses will merge with a subsidiary of Altra Industrial Motion Corp (Altra). Both the distribution and merger are expected to qualify as tax-efficient to our stockholders, except to the extent that cash is paid in lieu of fractional shares of Altra common stock. Our stockholders would receive shares representing approximately 54% of the issued and outstanding shares of Altra after giving effect to the transaction. The actual value of the shares of Altra to be received by our stockholders in the transaction will depend on the value of such shares at the time of closing of the transaction, and our stockholders may receive more or less than any value estimated prior to the completion of the transaction. Unanticipated developments, including delays in obtaining or satisfying (or failure to obtain or satisfy) tax rulings, regulatory approvals (including domestic and foreign anti-trust approvals), Altra stockholder approval and other conditions to closing, and challenges in establishing infrastructure or processes, could delay or prevent the proposed transaction from occurring at all, or cause the proposed transaction to occur on terms or conditions that are less favorable than expected. Even if the transaction is completed, some or all of the anticipated value and benefits may not be achieved. Expenses incurred to accomplish the proposed transaction may be significantly higher than what we currently anticipate. Executing the proposed transaction also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed distribution and merger, the combined value of the common stock of Fortive and the shares of common stock of Altra issued as consideration for the A&S Businesses may not be equal to or greater than what the value of Fortive’s common stock would have been had the proposed transaction not occurred.
International economic, political, legal, compliance and business factors could negatively affect our financial statements. Furthermore, significant uncertainties related to changes in governmental policies toward international trade currently exist, and, depending on how such uncertainties are resolved, could have a material adverse effect on our financial results.
In 2017, approximately 45% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America and Asia.
Our international business, including our continued participation and growth in markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to recent political and economic changes, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, including changes in relationship with the United States, particularly with regard to China;

•	trade protection measures, increased trade barriers, imposition of significant tariffs on imports and or exports, embargoes and import or export restrictions and requirements;

•	new conditions to and possible restriction of existing free trade agreements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws in the U.S. and in the countries in which we manufacture or sell our products;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	negative sentiments towards the U.S. among non-U.S. customers and among non-U.S. employees or prospective employees;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fiscal quarter ended March 30, 2018, we acquired the following shares in settlement of the withholding obligations pertaining to vesting of our Performance Stock Awards:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31	0	0	N/A	N/A
February 1-28	14,542	$76.68	N/A	N/A
March 1-30	0	0	N/A	N/A
Total	14,542	$76.68	N/A	N/A
(1) In connection with our separation from Danaher Corporation ("Danaher"), Performance Stock Units issued by Danaher on February 24, 2015 to James A. Lico that remained unvested as of July 2, 2016 were cancelled and replaced with our Performance Stock Awards ("2015 PSAs"). On February 22, 2018 and in accordance with the terms of our 2016 Stock Incentive Plan, we withheld 14,542 shares of our common stock based on the corresponding closing price of $76.68 per share to offset tax withholding obligations that arose upon vesting of the 2015 PSAs.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp. (incorporated by reference to Exhibit 10.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018, File No. 1-33209).

2.2
Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018, File No. 1-33209).

10.1
Form of Fortive Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

10.2
Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

10.3
Form of Fortive Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

10.4
Form of Fortive Corporation Non-Employee Directors Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

10.5
Form of Fortive Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

10.6
Aircraft Time Sharing Agreement between Fortive Corporation and James Lico (incorporated by reference to Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

10.7
Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin (incorporated by reference to Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-37654).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 30, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Earnings for the three months ended March 30, 2018 and March 31, 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 30, 2018 and March 31, 2017, (iv) Consolidated Condensed Statement of Changes in Equity for the three months ended March 30, 2018, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 30, 2018 and March 31, 2017, and (vi) Notes to Consolidated Condensed Financial Statements.

The registrant agrees to furnish to the Commission supplementally upon request a copy of schedules or exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K of any material plan or acquisition, disposition or reorganization set forth above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 26, 2018	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 26, 2018	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer