Form 10-Q
period 2018-06-29
Fortive Corp
filed 2018-07-26
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 29, 2018
Or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 19, 2018 was 349,152,355.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	June 29, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,368.2	$962.1
Accounts receivable, net	1,187.8	1,143.6
Inventories:
Finished goods	223.2	217.2
Work in process	107.9	78.9
Raw materials	311.2	284.5
Total inventories	642.3	580.6
Prepaid expenses and other current assets	305.1	250.5
Total current assets	4,503.4	2,936.8
Property, plant and equipment, net of accumulated depreciation of $1,114.9 and $1,086.8 at June 29, 2018 and December 31, 2017, respectively	690.4	712.5
Other assets	479.5	476.8
Goodwill	5,081.9	5,098.5
Other intangible assets, net	1,230.9	1,276.0
Total assets	$11,986.1	$10,500.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$799.3	$—
Trade accounts payable	763.5	727.5
Accrued expenses and other current liabilities	735.9	874.8
Total current liabilities	2,298.7	1,602.3
Other long-term liabilities	1,118.1	1,033.9
Long-term debt	2,927.4	4,056.2
Equity:
5.0% Mandatory convertible preferred stock, series A: $0.01 par value, 15.0 million shares authorized; 1.4 million shares issued and outstanding at June 29, 2018; no shares issued or outstanding at December 31, 2017	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 349.5 and 348.2 million issued; 349.0 and 347.8 million outstanding at June 29, 2018 and December 31, 2017, respectively	3.5	3.5
Additional paid-in capital	3,836.8	2,444.1
Retained earnings	1,853.9	1,350.3
Accumulated other comprehensive income (loss)	(69.6)	(7.6)
Total Fortive stockholders’ equity	5,624.6	3,790.3
Noncontrolling interests	17.3	17.9
Total stockholders’ equity	5,641.9	3,808.2
Total liabilities and equity	$11,986.1	$10,500.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$1,856.0	$1,628.8	$3,596.7	$3,164.0
Cost of sales	(917.1)	(823.7)	(1,787.0)	(1,614.9)
Gross profit	938.9	805.1	1,809.7	1,549.1
Operating costs:
Selling, general and administrative expenses	(445.5)	(356.9)	(869.2)	(709.1)
Research and development expenses	(111.0)	(99.1)	(219.9)	(195.3)
Operating profit	382.4	349.1	720.6	644.7
Non-operating expenses:
Interest expense, net	(25.3)	(22.7)	(49.9)	(45.3)
Other non-operating expenses	(1.1)	(0.8)	(1.8)	(1.5)
Earnings before income taxes	356.0	325.6	668.9	597.9
Income taxes	(61.0)	(85.5)	(112.7)	(158.1)
Net earnings	295.0	240.1	556.2	439.8
Mandatory convertible preferred stock cumulative dividends	(0.2)	—	(0.2)	—
Net earnings attributable to common stockholders	$294.8	$240.1	$556.0	$439.8
Net earnings per common share:
Basic	$0.84	$0.69	$1.59	$1.27
Diluted	$0.83	$0.68	$1.57	$1.25
Average common stock and common equivalent shares outstanding:
Basic	349.2	347.2	348.9	347.1
Diluted	355.0	352.2	354.7	351.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings	$295.0	$240.1	$556.2	$439.8
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(99.8)	45.2	(63.4)	88.8
Pension adjustments	0.7	0.9	1.4	1.7
Total other comprehensive income, net of income taxes	(99.1)	46.1	(62.0)	90.5
Comprehensive income	$195.9	$286.2	$494.2	$530.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	347.8	$3.5	—	$—	$2,444.1	$1,350.3	$(7.6)	$17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	3.5	—	—	2,444.1	1,346.4	(7.6)	17.9
Net earnings for the period	—	—	—	—	—	556.2	—	—
Dividends to shareholders	—	—	—	—	—	(48.7)	—	—
Separation related adjustments	—	—	—	—	10.9	—	—	—
Other comprehensive income	—	—	—	—	—	—	(62.0)	—
Common stock-based award activity	1.2	—	—	—	44.8	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.6)
Balance, June 29, 2018	349.0	$3.5	1.4	$—	$3,836.8	$1,853.9	$(69.6)	$17.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net earnings	$556.2	$439.8
Noncash items:
Depreciation	69.1	47.2
Amortization	49.1	26.6
Stock-based compensation expense	26.5	25.3
Change in accounts receivable, net	(54.0)	(20.7)
Change in inventories	(68.4)	(7.9)
Change in trade accounts payable	41.0	(28.8)
Change in prepaid expenses and other assets	(42.0)	(8.3)
Change in accrued expenses and other liabilities	(64.7)	(79.2)
Net cash provided by operating activities	512.8	394.0
Cash flows from investing activities:
Cash paid for acquisitions	(9.3)	—
Payments for additions to property, plant and equipment	(58.7)	(55.6)
All other investing activities	3.9	(3.0)
Net cash used in investing activities	(64.1)	(58.6)
Cash flows from financing activities:
Net repayments of borrowings (maturities of 90 days or less)	(326.0)	(158.8)
Proceeds from issuance of mandatory convertible preferred stock net of $36 million of issuance costs	1,338.2	—
Payment of dividends	(48.7)	(48.6)
All other financing activities	15.3	7.3
Net cash provided (used) by financing activities	978.8	(200.1)
Effect of exchange rate changes on cash and equivalents	(21.4)	29.9
Net change in cash and equivalents	1,406.1	165.2
Beginning balance of cash and equivalents	962.1	803.2
Ending balance of cash and equivalents	$2,368.2	$968.4
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
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2017 and the footnotes (“Notes”) thereto included within our 2017 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of June 29, 2018 and December 31, 2017, and our results of operations and cash flows for the three and six months ended June 29, 2018 and June 30, 2017. Reclassification of certain prior year amounts have been made to conform to current year presentation.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments		Total
For the Three Months Ended June 29, 2018:
Balance, March 30, 2018	$100.4	$(70.9)		$29.5
Other comprehensive income (loss) before reclassifications, net of income taxes	(99.8)	—		(99.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.9	(a)	0.9
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income (loss), net of income taxes	(99.8)	0.7		(99.1)
Balance, June 29, 2018	$0.6	$(70.2)		$(69.6)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

	Foreign currency translation adjustments	Pension adjustments		Total
For the Three Months Ended June 30, 2017:
Balance, March 31, 2017	$(29.0)	$(72.4)		$(101.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	45.2	—		45.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.1	(a)	1.1
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	45.2	0.9		46.1
Balance, June 30, 2017	$16.2	$(71.5)		$(55.3)

For the Six Months Ended June 29, 2018:
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(63.4)	—		(63.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.8	(a)	1.8
Income tax impact	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.4		1.4
Net current period other comprehensive income (loss)	(63.4)	1.4		(62.0)
Balance, June 29, 2018	$0.6	$(70.2)		$(69.6)

For the Six Months Ended June 30, 2017:
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	88.8	—		88.8
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	2.2	(a)	2.2
Income tax impact	—	(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.7		1.7
Net current period other comprehensive income (loss)	88.8	1.7		90.5
Balance, June 30, 2017	$16.2	$(71.5)		$(55.3)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires lessees and lessors to disclose the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from the current standard. This standard is effective for us beginning January 1, 2019 (with early adoption permitted) using a modified retrospective transition approach and provides for certain practical expedients. In September 2017, the FASB issued

ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. We are in the process of assessing the impact of the standard and designing related internal control procedures. Based on our efforts to date, we expect the recognition of the right-of-use asset and lease liability for our real estate and equipment leases will have a material impact on the Consolidated Balance Sheets. We do not expect this standard to have a material impact on our future Consolidated Statements of Earnings.
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
Pending Acquisitions
Advanced Sterilization Products
On June 6, 2018, we made a binding offer to Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. The transaction is expected to close no later than early 2019 and is subject to customary closing conditions, including regulatory approvals.
ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.
Gordian
On July 2, 2018, we entered into a definitive agreement to acquire TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service. The purchase price for the acquisition is $775 million and the transaction is expected to close in the third quarter of 2018. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to be financed with available cash.
Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facilities metrics databases via a subscription-based model.

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
NOTE 3. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2017	$5,098.5
Attributable to 2018 acquisitions	1.8
Foreign currency translation & other	(18.4)
Balance, June 29, 2018	$5,081.9
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 29, 2018	December 31, 2017
Professional Instrumentation	$3,321.1	$3,331.0
Industrial Technologies	1,760.8	1,767.5
Total goodwill	$5,081.9	$5,098.5
We have not identified any “triggering” events which would have indicated a potential impairment of goodwill in the six months ended June 29, 2018.
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 29, 2018
Deferred compensation liabilities	$—	$21.7	$—	$21.7
December 31, 2017
Deferred compensation liabilities	$—	$20.9	$—	$20.9

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
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	June 29, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$799.3	$796.4	$—	$—
Long-term debt, net of current maturities	$2,927.4	$2,823.9	$4,056.2	$4,051.8
As of June 29, 2018 and December 31, 2017, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
The fair values of the current portion of long-term debt and long-term debt were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing. The fair value of cash and cash equivalents, accounts receivable, net and trade accounts payable approximates their carrying amount due to the short-term maturities of these instruments.
NOTE 5. FINANCING AND CAPITAL
Financing
The carrying value of the components of our long-term debt were as follows ($ in millions):

	June 29, 2018	December 31, 2017
U.S. dollar-denominated commercial paper	$339.8	$665.1
Euro-denominated commercial paper	275.2	282.7
U.S. dollar variable interest rate term loan due 2019	500.0	500.0
Yen variable interest rate term loan due 2022	124.5	122.4
1.80% senior unsecured notes due 2019	299.3	298.9
2.35% senior unsecured notes due 2021	746.5	745.9
3.15% senior unsecured notes due 2026	891.5	891.0
4.30% senior unsecured notes due 2046	546.8	546.8
Other long-term debt	3.1	3.4
Long-term debt	3,726.7	4,056.2
Less: current portion of long-term debt	799.3	—
Long-term debt, net of current maturities	$2,927.4	$4,056.2
Unamortized debt discounts, premiums and issuance costs of $16.1 million and $18.2 million as of June 29, 2018 and December 31, 2017, respectively, are netted against the aggregate principal amounts of the components of debt table above. Refer to Note 9 of our 2017 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of June 29, 2018, no borrowings were outstanding under the Revolving Credit Facility.

The details of our Commercial Paper Programs as of June 29, 2018 are as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$339.8	2.39%	9
Euro-denominated commercial paper	$275.2	(0.10)%	76
We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of June 29, 2018, we were in compliance with all of our covenants.
Capital
On June 29, 2018, we issued 1,380,000 shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received $1.34 billion in proceeds from the issuance of the MCPS, net of $36 million of issuance costs. We will use the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital and capital expenditures. We expect to pay up to an additional $1.5 million in issuance costs in the third quarter of 2018.
Each outstanding share of MCPS will convert automatically on July 1, 2021 (“the mandatory conversion date”) into between 10.8554 and 13.2979 common shares, subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period preceding the mandatory conversion date. At any time prior to July 1, 2021, holders may elect to convert each share of the MCPS into shares of common stock at the rate of 10.8554, subject to anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock in January, April, July and October of each year, commencing on October 1, 2018 and ending on July 1, 2021. Dividends that are declared will be payable on the dividend payment dates to holders of record on the immediately preceding March 15, June 15, September 15 and December 15 (each a “record date”), whether or not such holders convert their shares, or such shares are automatically converted, after the corresponding record date.
Dividends on our MCPS are payable on a cumulative basis when, as and if declared by our Board, at an annual rate of 5.0% of the liquidation preference of $1,000 per share (equivalent to $50.00 annually per share). The dividend on the MCPS for the first dividend period will be $12.78 per share and will be payable, when, as and if declared, on October 1, 2018 to the holders of record at the close of business on September 15, 2018. No dividends on our MCPS were declared as of June 29, 2018.
Subsequent Event
On July 20, 2018, we prepaid $325 million of our outstanding U.S variable interest rate term loan due in 2019. There were no prepayment penalties associated with this payment.
NOTE 6. SALES
On January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under ASC Topic 605 Revenue Recognition. We recorded an immaterial transition adjustment to opening retained earnings as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to sales as a result of applying Topic 606 was immaterial for the three and six months ended June 29, 2018.
Our significant accounting policies are detailed in Note 2 of our 2017 Annual Report on Form 10-K. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below and have been applied prospectively from the adoption date of January 1, 2018:

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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were immaterial as of June 29, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred.
Impairment losses recognized on our contract-related assets were immaterial in the three and six months months ended June 29, 2018.
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
Our contract liabilities consisted of the following ($ in millions):

	June 29, 2018	December 31, 2017
Deferred revenue - current	$210.5	$213.4
Deferred revenue - noncurrent	91.8	86.9
Total contract liabilities	$302.3	$300.3

In the three and six months ended June 29, 2018, we recognized $21 million and $64 million of revenue related to our contract liabilities at January 1, 2018, respectively. The change in our contract liabilities from December 31, 2017 to June 29, 2018 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from June 29, 2018, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

June 29, 2018
Professional Instrumentation	$117.0
Industrial Technologies	453.2
Total	$570.2
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 70 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended June 29, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$993.5	$435.9	$557.6
China	161.7	101.0	60.7
Germany	84.3	32.0	52.3
All other (each country individually less than 5% of total sales)	616.5	320.1	296.4
Total	$1,856.0	$889.0	$967.0

Major Products Group:
Professional tools and equipment	$1,245.9	$719.8	$526.1
Industrial automation, controls and sensors	333.5	104.8	228.7
Franchise distribution	152.2	—	152.2
All other	124.4	64.4	60.0
Total	$1,856.0	$889.0	$967.0

End markets:
Direct sales:
Retail fueling (a)	$460.9	$—	$460.9
Industrial & Manufacturing	175.4	97.2	78.2
Vehicle repair (a)	137.7	—	137.7
Utilities & Power	46.6	46.0	0.6
Other	541.4	331.8	209.6
Total direct sales	1,362.0	475.0	887.0
Distributors(a)	494.0	414.0	80.0
Total	$1,856.0	$889.0	$967.0

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended June 29, 2018 was $858.4 million.

Disaggregation of revenue for the three months ended June 30, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$888.9	$353.7	$535.2
China	134.2	91.9	42.3
Germany	71.7	27.5	44.2
All other (each country individually less than 5% of total sales)	534.0	285.9	248.1
Total	$1,628.8	$759.0	$869.8

Major Products Group:
Professional tools and equipment	$1,055.0	$593.3	$461.7
Industrial automation, controls and sensors	305.6	98.5	207.1
Franchise distribution	149.5	—	149.5
All other	118.7	67.2	51.5
Total	$1,628.8	$759.0	$869.8

End markets:
Direct sales:
Retail fueling (a)	$401.5	$—	$401.5
Industrial & Manufacturing	103.6	57.5	46.1
Vehicle repair (a)	135.6	—	135.6
Utilities & Power	59.3	57.9	1.4
Other	498.7	288.2	210.5
Total direct sales	1,198.7	403.6	795.1
Distributors(a)	430.1	355.4	74.7
Total	$1,628.8	$759.0	$869.8

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended June 30, 2017 was $774.2 million.

Disaggregation of revenue for the six months ended June 29, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$1,910.3	$844.3	$1,066.0
China	318.1	209.3	108.8
Germany	170.8	67.9	102.9
All other (each country individually less than 5% of total sales)	1,197.5	639.2	558.3
Total	$3,596.7	$1,760.7	$1,836.0

Major Products Group:
Professional tools and equipment	$2,366.0	$1,426.3	$939.7
Industrial automation, controls and sensors	661.3	209.4	451.9
Franchise distribution	325.1	—	325.1
All other	244.3	125.0	119.3
Total	$3,596.7	$1,760.7	$1,836.0

End markets:
Direct sales:
Retail fueling (a)	$809.6	$—	$809.6
Industrial & Manufacturing	331.6	187.8	143.8
Vehicle repair (a)	296.4	—	296.4
Utilities & Power	102.7	101.5	1.2
Other	1,059.3	632.6	426.7
Total direct sales	2,599.6	921.9	1,677.7
Distributors(a)	997.1	838.8	158.3
Total	$3,596.7	$1,760.7	$1,836.0

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the six months ended June 29, 2018 was $1,647.3 million.

Disaggregation of revenue for the six months ended June 30, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$1,735.7	$684.1	$1,051.6
China	264.1	182.4	81.7
Germany	141.3	56.2	85.1
All other (each country individually less than 5% of total sales)	1,022.9	552.4	470.5
Total	$3,164.0	$1,475.1	$1,688.9

Major Products Group:
Professional tools and equipment	$2,016.6	$1,151.9	$864.7
Industrial automation, controls and sensors	596.3	194.6	401.7
Franchise distribution	321.2	—	321.2
All other	229.9	128.6	101.3
Total	$3,164.0	$1,475.1	$1,688.9

End markets:
Direct sales:
Retail fueling (a)	$748.0	$—	$748.0
Industrial & Manufacturing	213.5	122.6	90.9
Vehicle repair (a)	293.5	—	293.5
Utilities & Power	111.9	109.6	2.3
Other	959.2	549.9	409.3
Total direct sales	2,326.1	782.1	1,544.0
Distributors(a)	837.9	693.0	144.9
Total	$3,164.0	$1,475.1	$1,688.9

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the six months ended June 30, 2017 was $1,521.1 million.

NOTE 7. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans, including the U.S. plan acquired in 2017, refer to Note 10 of our 2017 Annual Report on Form 10-K.
The following sets forth the components of our net periodic pension costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
U.S. Pension Benefits:
Interest cost	$0.3	$—	$0.6	$—
Expected return on plan assets	(0.3)	—	(0.7)	—
Net periodic pension cost	$—	$—	$(0.1)	$—

Non-U.S. Pension Benefits:
Service cost	$0.4	$1.0	$0.9	$2.0
Interest cost	1.5	1.5	3.0	2.9
Expected return on plan assets	(1.8)	(1.8)	(3.7)	(3.6)
Amortization of net loss	0.9	1.1	1.8	2.2
Net curtailment and settlement loss recognized	0.6	—	0.6	—
Net periodic pension cost	$1.6	$1.8	$2.6	$3.5
On January 1, 2018, we retrospectively adopted ASU No. 2017-07, Compensation–Retirement Benefits (Topic 715). Accordingly, we have included all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated Condensed Statements of Earnings. Service costs continue to be included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings according to the classification of the participant’s compensation. This reclassification of prior year pension cost increased operating income by $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively.
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
NOTE 8. INCOME TAXES
Our effective tax rates for the three and six months ended June 29, 2018 were 17.1% and 16.8%, respectively, as compared to 26.3% and 26.4% for the three and six months ended June 30, 2017, respectively. The decrease for both the three and six month periods is due primarily to favorable impacts in 2018 resulting from a lower statutory tax rate in the United States and foreign-derived intangible income tax benefits, partially offset by the loss of the United States domestic production activities deduction, all of which are a result of the Tax Cuts and Jobs Act (“TCJA”), and other federal and international tax benefits.

Our effective tax rates for 2018 and 2017 differ from the U.S. federal statutory rate of 21% and 35%, respectively, due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law and the effect of favorable adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). We recorded an adjustment of $1.9 million to our provisional estimates during the three months ended June 29, 2018, which decreased tax expense and decreased our effective tax rate by 50 basis points, and was attributable to transition taxes, specifically from a decrease in foreign remittance taxes. We recorded an adjustment of $6.1 million to our provisional estimates during the six months ended June 29, 2018, which decreased tax expense and decreased our effective tax rate by 90 basis points, and was related to a $15.1 million decrease from revaluation of certain deferred tax assets and liabilities, a $1.9 million decrease related to transition taxes, specifically from decrease in foreign remittance taxes, and an offsetting $10.9 million increase from a reduction of foreign tax credits. We will continue to evaluate the effects of the TCJA on the 2017 provisional estimates through the end of the SAB 118 allowable measurement period. Refer to Note 11 of our 2017 Annual Report on Form 10-K for further details including disclosures pursuant to SAB 118 interpretive guidance, and provisional estimates for all TCJA effects.
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 715): Intra-entity Transfers of Assets Other Than Inventory using the modified retrospective method, and recorded an immaterial adjustment to opening retained earnings as of January 1, 2018.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of June 29, 2018, approximately 22 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 15 of our 2017 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Stock Awards:
Pretax compensation expense	$8.5	$8.0	$15.6	$15.4
Income tax benefit	(1.8)	(3.1)	(3.3)	(5.6)
Stock Award expense, net of income taxes	6.7	4.9	12.3	9.8
Stock options:
Pretax compensation expense	6.1	5.3	10.9	9.9
Income tax benefit	(1.3)	(1.8)	(2.3)	(3.4)
Stock option expense, net of income taxes	4.8	3.5	8.6	6.5
Total stock-based compensation:
Pretax compensation expense	14.6	13.3	26.5	25.3
Income tax benefit	(3.1)	(4.9)	(5.6)	(9.0)
Total stock-based compensation expense, net of income taxes	$11.5	$8.4	$20.9	$16.3

The following summarizes the unrecognized compensation cost for the Stock Plan awards as of June 29, 2018. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$59.6
Stock options	56.0
Total unrecognized compensation cost	$115.6
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2017	$69.4
Accruals for warranties issued during the period	37.2
Settlements made	(39.4)
Effect of foreign currency translation	(0.2)
Balance, June 29, 2018	$67.0

NOTE 11. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 1.5 million anti-dilutive options to purchase shares excluded from the diluted EPS calculation for both the three and six months ended June 29, 2018. The anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial for the three and six months ended June 30, 2017.
The dilutive impact from our MCPS issued on June 29, 2018 is calculated under the if-converted method.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator
Net earnings	$295.0	$240.1	$556.2	$439.8
Mandatory convertible preferred stock cumulative dividends	(0.2)	—	(0.2)	—
Net earnings attributable to common stockholders	$294.8	$240.1	$556.0	$439.8

Denominator
Weighted average common shares outstanding used in basic earnings per share	349.2	347.2	348.9	347.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	5.6	5.0	5.7	4.7
Assumed conversion of outstanding mandatory convertible preferred stock	0.2	—	0.1	—
Weighted average common shares outstanding used in diluted earnings per share	355.0	352.2	354.7	351.8

Net earnings per common share - Basic	$0.84	$0.69	$1.59	$1.27
Net earnings per share - Diluted	$0.83	$0.68	$1.57	$1.25
We declared and paid cash dividends per share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2018:
First quarter	$0.07	$24.3
Second quarter	0.07	24.4
Total	$0.14	$48.7

2017:
First quarter	$0.07	$24.3
Second quarter	0.07	24.3
Total	$0.14	$48.6
As of June 29, 2018, no dividends have been declared on our MCPS.

NOTE 12. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance. As of June 29, 2018, there have been no material changes in total assets or liabilities by segment since December 31, 2017. Segment results are shown below ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales:
Professional Instrumentation	$889.0	$759.0	$1,760.7	$1,475.1
Industrial Technologies	967.0	869.8	1,836.0	1,688.9
Total	$1,856.0	$1,628.8	$3,596.7	$3,164.0
Operating Profit:
Professional Instrumentation	$219.4	$185.5	$425.8	$344.0
Industrial Technologies	200.9	181.7	359.2	334.5
Other	(37.9)	(18.1)	(64.4)	(33.8)
Total Operating Profit	382.4	349.1	720.6	644.7
Interest expense	(25.3)	(22.7)	(49.9)	(45.3)
Other non-operating expenses	(1.1)	(0.8)	(1.8)	(1.5)
Earnings before income taxes	$356.0	$325.6	$668.9	$597.9
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

•	Potential changes in international trade relations between China and the United States could have a material adverse effect on our business and financial statements.

•	Our growth could suffer if the markets into which we sell our products, software and services decline, do not grow as anticipated or experience cyclicality.

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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Form 10-Q for the fiscal quarter ended March 30, 2018 and “Part II – Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended June 29, 2018 as compared to the comparable period of 2017 resulting in aggregate year-over-year total sales growth of 13.9% and sales growth from existing businesses of 5.3%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in both high-growth and developed markets and other business-specific factors discussed below, contributed to overall sales growth from existing businesses across the majority of our businesses in the period.
On a year-over-year basis, sales growth from existing businesses was broad based across our businesses in both our Professional Instrumentation and Industrial Technologies segments. We are beginning to see an improvement in our Transportation Technologies businesses as a result of the approaching deadline of the liability shift related to the enhanced credit card security requirements in the Unites States based on the Europay, Mastercard and Visa (“EMV”) global standards.
Geographically, sales from existing businesses grew at a mid-single digit rate in both developed and high-growth markets during the three months ended June 29, 2018 as compared to the comparable 2017 period. Year-over-year sales from existing businesses grew at a low double-digit rate in China, at a mid-single digit rate North America and at a low-single digit rate in Western Europe during the three months ended June 29, 2018.
We expect overall sales from existing businesses to continue to grow on a year-over-year basis during the remainder of 2018; however, we continue to monitor developments from macro-economic and geopolitical uncertainties, including global uncertainties related to governmental policies toward international trade, monetary and fiscal policies; including the current uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations, and tariffs. We are also monitoring other factors identified above in “—Information Relating to Forward-Looking Statements.”
Pending Acquisitions
Advanced Sterilization Products
On June 6, 2018, we made a binding offer to Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. The transaction is expected to close no later than early 2019 and is subject to customary closing conditions, including regulatory approvals.
ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.

Gordian
On July 2, 2018, we entered into a definitive agreement to acquire TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service. The purchase price for the acquisition is $775 million and the transaction is expected to close in the third quarter of 2018. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to be financed with available cash.

Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facilities metrics databases via a subscription-based model.

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
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and six months ended June 29, 2018 as compared to the comparable periods of 2017:
Components of Sales Growth

	% Change Three Months Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six Months Ended June 29, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	13.9%	13.7%
Existing businesses (Non-GAAP)	5.3%	4.0%
Acquisitions (Non-GAAP)	7.0%	7.2%
Currency exchange rates (Non-GAAP)	1.6%	2.5%
Operating Profit Margins
Operating profit margin was 20.6% for the three months ended June 29, 2018, a decrease of 80 basis points as compared to 21.4% in the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments — 50 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 70 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs — 60 basis points
Operating profit margin was 20.0% for the six months ended June 29, 2018, a decrease of 40 basis points as compared to 20.4% in the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments — 80 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 80 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs — 40 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Professional Instrumentation	$889.0	$759.0	$1,760.7	$1,475.1
Industrial Technologies	967.0	869.8	1,836.0	1,688.9
Total	$1,856.0	$1,628.8	$3,596.7	$3,164.0
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
Professional Instrumentation Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$889.0	$759.0	$1,760.7	$1,475.1
Operating profit	219.4	185.5	425.8	344.0
Depreciation	15.5	8.7	32.5	17.5
Amortization	16.3	7.7	33.5	15.5
Operating profit as a % of sales	24.7%	24.4%	24.2%	23.3%
Depreciation as a % of sales	1.7%	1.1%	1.8%	1.2%
Amortization as a % of sales	1.8%	1.0%	1.9%	1.1%
Components of Sales Growth

	% Change Three Months Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six Months Ended June 29, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	17.1%	19.4%
Existing businesses (Non-GAAP)	3.4%	4.4%
Acquisitions (Non-GAAP)	11.9%	12.1%
Currency exchange rates (Non-GAAP)	1.8%	2.9%
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a low-single digit and mid-single digit rate during the three and six months ended June 29, 2018, respectively, as compared to the comparable periods of 2017. Year-over-year sales from existing businesses of field solutions products and services grew at a mid-single digit rate during the three and six months ended June 29, 2018, due to continued strong demand for industrial test and thermography equipment, network tools and SaaS offerings, offset somewhat by declines in demand for electrical grid condition-based monitoring equipment. Year-over-year sales from existing businesses of product realization solutions increased slightly during the three months ended June 29, 2018 and grew at a low-single digit rate during the six months ended June 29, 2018, as compared to the comparable periods of 2017, driven primarily by continued growth in the industrial and manufacturing end market as well as increased demand for oscilloscopes and new product introductions. These increases were partly offset by declines in the consumer electronics end-market, lower demand for design, engineering and manufacturing services as well as in the segment’s energetic materials business during the three and six months ended June 29, 2018. Geographically, demand from existing businesses increased on a year-over-year basis in North America, Western Europe and Japan during the three and six months ended June 29, 2018, which was partially offset by declines in Korea. In addition, demand from existing businesses increased in China during the six months ended June 29, 2018.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a mid-single digit rate during the three and six months ended June 29, 2018, respectively, as compared to the comparable periods of 2017 largely due to increased year-over-year demand in the industrial end market. Geographically, increases in sales from existing businesses on a year-over-year basis during the three and six months ended June 29, 2018 were driven by growth in Asia and Western Europe.
Year-over-year price increases in the Professional Instrumentation segment contributed 0.6% and 0.7% during the three and six months ended June 29, 2018, respectively, as compared to the comparable periods of 2017 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 30 basis points during the three months ended June 29, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates net of incremental year-over-year costs associated with various product development and sales and marketing growth investments — 180 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 150 basis points
Operating profit margin increased 90 basis points during the six months ended June 29, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates net of incremental year-over-year costs associated with various product development and sales and marketing growth investments — 240 basis points

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
Industrial Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$967.0	$869.8	$1,836.0	$1,688.9
Operating profit	200.9	181.7	359.2	334.5
Depreciation	18.4	14.4	34.8	28.5
Amortization	7.8	5.6	15.6	11.1
Operating profit as a % of sales	20.8%	20.9%	19.6%	19.8%
Depreciation as a % of sales	1.9%	1.7%	1.9%	1.7%
Amortization as a % of sales	0.8%	0.6%	0.8%	0.7%
Components of Sales Growth

	% Change Three Months Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six Months Ended June 29, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	11.2%	8.7%
Existing businesses (Non-GAAP)	6.9%	3.6%
Acquisitions (Non-GAAP)	2.8%	2.8%
Currency exchange rates (Non-GAAP)	1.5%	2.3%
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a high-single digit rate during the three months ended June 29, 2018 and were up slightly during the six months ended June 29, 2018, as compared to the comparable periods of 2017. These results were largely attributable to strong demand for dispenser systems, payment solutions primarily in North America and fuel management systems primarily in China during the three months ended June 29, 2018 as compared to the comparable periods of 2017.  We are beginning to see an improvement in year-over-year demand as a result of the approaching deadline of the liability shift related to the enhanced credit card security requirements in the United States based on the EMV global standards. Geographically, sales from existing businesses increased on a year-over-year basis during the three months ended June 29, 2018 due to strong growth in China, India and North America, which was partially offset by declines in Western Europe. Sales from existing businesses during the six months ended June 29, 2018 were primarily driven by strong growth in China and Latin America, offset by declines in Western Europe and North America.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a high single-digit and low double digit rate during the three and six months ended June 29, 2018, respectively, compared to the comparable periods of 2017. The results were largely attributable to increased year-over-year demand in industrial and robotics end-markets in Western Europe, North America and China, and strong demand for engine retarder products in the United States, which benefited from improved heavy-duty truck production, and in China. Geographically, increases in sales from existing businesses on a year-over-year basis during the three and six months ended June 29, 2018 were driven by strong growth in North America, Western Europe and China.
Sales from existing businesses in the segment’s Franchise Distribution businesses increased at a low-single digit rate during the three and six months ended June 29, 2018, respectively, compared to the comparable periods of 2017. We recognized sequential growth in tool storage and specialty tools during the three months ended June 29, 2018, and increased demand for hardline and specialty tools contributed to the year-over-year growth during the six months ended June 29, 2018.

Year-over-year price increases in the Industrial Technologies segment contributed 0.5% and 0.4% during the three and six months ended June 29, 2018 as compared to the comparable period of 2017, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 10 basis points during the three months ended June 29, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 40 basis points
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments — 30 basis points

Operating profit margin decreased 20 basis points during the six months ended June 29, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 50 basis points
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments — 30 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$1,856.0	$1,628.8	$3,596.7	$3,164.0
Cost of sales	(917.1)	(823.7)	(1,787.0)	(1,614.9)
Gross profit	$938.9	$805.1	$1,809.7	$1,549.1
Gross profit margin	50.6%	49.4%	50.3%	49.0%
The year-over-year increase in cost of sales during the three and six months ended June 29, 2018 as compared to the comparable periods in 2017 is due primarily to the impact of higher year-over-year sales volumes from existing businesses, incremental year-over-year cost of sales from our recently acquired businesses and changes in currency exchange rates, partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions.
The year-over-year increase in gross profit, and the related 120 and 130 basis point increase in gross profit margin for the three and six months ended June 29, 2018, respectively, as compared to the comparable periods in 2017 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$1,856.0	$1,628.8	$3,596.7	$3,164.0
Selling, general and administrative (“SG&A”) expenses	445.5	356.9	869.2	709.1
Research and development (“R&D”) expenses	111.0	99.1	219.9	195.3
SG&A as a % of sales	24.0%	21.9%	24.2%	22.4%
R&D as a % of sales	6.0%	6.1%	6.1%	6.2%

SG&A expenses increased during the three and six months ended June 29, 2018 as compared to the comparable periods of 2017 due primarily to continued investments in our sales and marketing growth initiatives, incremental year-over-year general and administrative expenses, incremental expenses from recently acquired businesses, increased depreciation and amortization expense due primarily to our recently acquired businesses and costs associated with the divestiture of the A&S businesses and announced acquisitions. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives. On a year-over-year basis, SG&A expenses as a percentage of sales increased 210 and 180 basis points in the three and six months ended June 29, 2018, respectively, due primarily to acquisition and divestiture-related transaction costs incurred during the three and six months ended June 29, 2018, and higher relative spending levels at our recently acquired businesses.
We expect to recognize significant acquisition and divestiture-related costs associated with the divestiture of the A&S businesses and announced acquistions in the second half of 2018.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three and six months ended June 29, 2018 as compared to the comparable periods of 2017 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales were relatively flat during both the three and six months ended June 29, 2018.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $25 million and $50 million was recorded for the three and six months ended June 29, 2018, respectively, compared to $23 million and $45 million for the three and six months ended June 30, 2017, respectively.
INCOME TAXES
Our effective tax rates for the three and six months ended June 29, 2018 were 17.1% and 16.8%, respectively, as compared to 26.3% and 26.4% for the three and six months ended June 30, 2017, respectively. The year-over-year decrease was due primarily to favorable impacts in 2018 resulting from a lower statutory tax rate in the United States as a result of the Tax Cuts and Jobs Act (“TCJA”) as well as other federal and international tax benefits.
Our effective tax rates for 2018 and 2017 differ from the U.S. federal statutory rate of 21% and 35%, respectively, due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law and the effect of favorable adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). We recorded an adjustment of $1.9 million to our provisional estimates during the three months ended June 29, 2018, which decreased tax expense and our effective tax rate by 50 basis points, and was attributable to transition taxes, specifically from a decrease in foreign remittance taxes. We recorded an adjustment of $6.1 million to our provisional estimates during the six months ended June 29, 2018, which decreased tax expense and our effective tax rate by 90 basis points, and was related to a $15.1 million decrease from revaluation of certain deferred tax assets and liabilities, a $1.9 million decrease related to transition taxes, specifically from decrease in foreign remittance taxes, and an offsetting $10.9 million increase from a reduction of foreign tax credits. We will continue to evaluate the effects of the TCJA on the 2017 provisional estimates through the end of the SAB 118 allowable measurement period. Refer to Note 11 of our 2017 Annual Report on Form 10-K for further details including disclosures pursuant to SAB 118 interpretive guidance, and provisional estimates for all TCJA effects.
COMPREHENSIVE INCOME
Comprehensive income decreased by $90 million during the three months ended June 29, 2018 as compared to the comparable period in 2017, due primarily to unfavorable changes in foreign currency translation adjustments of $145 million that were partially offset by net earnings that were higher by $55 million.
Comprehensive income decreased by $36 million during the six months ended June 29, 2018 as compared to the comparable period in 2017, due primarily to unfavorable changes in foreign currency translation adjustments of $152 million that were partially offset by net earnings that were higher by $116 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three and six month periods ended June 29, 2018.

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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the six months ended June 29, 2018:

	Six Months Ended
($ in millions)	June 29, 2018	June 30, 2017
Net cash provided by operating activities	$512.8	$394.0

Cash paid for acquisitions	$(9.3)	$—
Payments for additions to property, plant and equipment	(58.7)	(55.6)
All other investing activities	3.9	(3.0)
Net cash used in investing activities	$(64.1)	$(58.6)

Net repayments of borrowings (maturities of 90 days or less)	$(326.0)	$(158.8)
Proceeds from issuance of mandatory convertible preferred stock net of $36 million of issuance costs	1,338.2	—
Payment of dividends	(48.7)	(48.6)
All other financing activities	15.3	7.3
Net cash provided (used) by financing activities	$978.8	$(200.1)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.
Operating cash flows were approximately $513 million for the first six months of 2018, an increase of $119 million, or approximately 30%, as compared to the comparable period of 2017. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2018 operating cash flows benefited from higher net earnings for the first six months of 2018 as compared to the comparable period in 2017. Net earnings for the six months ended June 29, 2018 benefited from a year-over-year increase in operating profits of $76 million, partially offset by a year-over-year increase in net interest expense of $5 million associated with our Commercial Paper Programs. The year-over-year increase in operating profit also includes a year-over-year increase in depreciation and amortization expenses of $44 million largely attributable to recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $81 million of cash during the first six months of 2018 compared to using $57 million of cash in the comparable period of 2017. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $107 million of cash during the first six months of 2018 as compared to using $88 million of cash in the comparable period of 2017. The timing of tax refunds drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $6 million during the six months ended June 29, 2018 as compared to the comparable period of 2017, due primarily to a business acquisition completed during the six months ended June 29, 2018.
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
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, the issuance of shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) and payments of quarterly cash dividends to shareholders. Financing activities generated cash of $979 million during the six months ended June 29, 2018, of which $1.34 billion was due to MCPS, as compared to using approximately $200 million of cash in the comparable period in 2017. In the six months ended June 29, 2018, we made net repayments of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $326 million and paid $49 million of cash dividends to shareholders.
On June 29, 2018, we issued 1,380,000 shares of MCPS with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received $1.34 billion in proceeds from the issuance of the MCPS, net of $36 million of issuance costs. We will use the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital and capital expenditures. We expect to pay up to an additional $1.5 million in issuance costs in the third quarter of 2018.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of June 29, 2018, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $1.5 billion available under the Revolving Credit Facility as of June 29, 2018. Of this amount, approximately $615 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $0.9 billion of indebtedness under the Revolving Credit Facility as of June 29, 2018. Refer to Note 5 of the Consolidated Condensed Financial Statements for information regarding our financing activities and indebtedness.
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
As of June 29, 2018, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.39% and a weighted average remaining maturity of approximately 9 days. As of June 29, 2018, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 76 days.
Pursuant to our senior note and term loan agreements, $799 million of our long-term debt is scheduled for maturity and repayment in June 2019. Accordingly, we have classified these as short-term debt on the accompanying Consolidated Condensed Balance Sheet. On July 20, 2018, we prepaid $325 million of our outstanding U.S variable interest rate term loan due in 2019. There were no prepayment penalties associated with this payment.

Dividends
On April 12, 2018, we declared a regular quarterly dividend of $0.07 per share paid on June 29, 2018 to holders of record on May 25, 2018. For the six months ended June 29, 2018, cash dividend payments of $48.7 million were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity.
Dividends on our MCPS are payable on a cumulative basis when, as and if declared by our Board, at an annual rate of 5.0% of the liquidation preference of $1,000 per share (equivalent to $50.00 annually per share). The dividend on the MCPS for the first dividend period will be $12.78 per share and will be payable, when, as and if declared, on October 1, 2018 to the holders of record at the close of business on September 15, 2018. No dividends on our MCPS have been declared as of June 29, 2018.
Cash and Cash Requirements
As of June 29, 2018, we held approximately $2,368.2 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 1.35% during the three months ended June 29, 2018. Approximately 60% of the cash balance as of June 29, 2018 was held within the United States and relates primarily to the proceeds received from the issuance of our MCPS on June 29, 2018.
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
The TCJA that was enacted in December 2017 is materially improving our U.S. liquidity through lower corporate tax rates and enhanced cash repatriation. During the first six months of 2018, we repatriated $187.4 million and expect to repatriate an additional $87.6 million during the second half of 2018. These repatriations are subject to an estimated $3.1 million in foreign remittance taxes.
As of June 29, 2018, we recorded a current liability for the funds we have or intend to repatriate under the TCJA final transition tax. Conversely, we have made an election regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. Such earnings are intended for indefinite foreign reinvestment and no provision for non-U.S. income taxes has been made. The amount of income taxes that may be applicable to such earnings is not readily determinable given the unknown duration of local law restrictions as applicable to such earnings, unknown changes in foreign tax law that may occur during the restriction periods, and the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We expect the TCJA to have a favorable impact in our future ability to engage in acquisition activities.
As of June 29, 2018, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six months ended June 29, 2018 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. Changes to our accounting policy for revenue recognition as a result of adopting ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) are discussed in Note 6 to the consolidated condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2017 Annual Report on Form 10-K. There were no material changes during the three months ended June 29, 2018 to the information reported in our 2017 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q, in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. Other than as provided below, there were no material changes during the quarter ended June 29, 2018 to the risk factors reported in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018.
Potential changes in international trade relations between China and the United States could have a material adverse effect on our business and financial statements.
In recent years, we have experienced growth in various end markets in China. During 2017, year-over-year sales from existing businesses grew at a rate in the mid-teens in China, and sales in China accounted for approximately 9% of our total sales for the year ended December 31, 2017. In addition, we have numerous facilities in China, many of which serve multiple businesses and are used for multiple purposes.
There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Recently, the United States has increased tariffs on certain goods imported into the United States from China, following which the Chinese government increased tariffs on certain goods imported into China from the United States, in response to which the United States announced plans to impose additional tariffs. There is a risk of further escalation and retaliatory actions between the two countries. In addition, the current administration, certain members of Congress and federal officials have stated that United States may seek to implement more protective trade measures, not just with respect to China but with respect to other countries in the Asia Pacific region as well. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial statements.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Binding Offer Letter, dated as of June 6, 2018, by and among Fortive Corporation and Ethicon, Inc., together with the Stock and Asset Purchase Agreement, executed by Fortive Corporation (incorporated by reference to Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 6, 2018, File No. 1-37654).

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

3.3
Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018, File No 1-37654).

4.1
Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018, File No. 1-37654).

10.1
Fortive Corporation 2016 Stock Incentive Plan, as amended and restated (incorporated by reference from Appendix B to Fortive Corporation’s Proxy Statement on Schedule 14A filed on April 16, 2018, File No. 1-37654).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 29, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended June 29, 2018 and June 30, 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 29, 2018 and June 30, 2017, (iv) Consolidated Condensed Statement of Changes in Equity for the six months ended June 29, 2018, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 29, 2018 and June 30, 2017, and (vi) Notes to Consolidated Condensed Financial Statements.

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

FORTIVE CORPORATION:

Date: July 26, 2018	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 26, 2018	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer