Form 10-Q
period 2018-09-28
Fortive Corp
filed 2018-10-25
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2018

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
Registrant’s telephone number, including area code: (425) 446-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 18, 2018 was 333,962,913.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	September 28, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,145.1	$962.1
Accounts receivable, net	1,295.6	1,143.6
Inventories:
Finished goods	222.7	217.2
Work in process	109.8	78.9
Raw materials	316.7	284.5
Total inventories	649.2	580.6
Prepaid expenses and other current assets	324.4	250.5
Total current assets	3,414.3	2,936.8
Property, plant and equipment, net of accumulated depreciation of $1,135.4 and $1,086.8 at September 28, 2018 and December 31, 2017, respectively	682.3	712.5
Other assets	523.0	476.8
Goodwill	6,743.3	5,098.5
Other intangible assets, net	2,499.9	1,276.0
Total assets	$13,862.8	$10,500.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,824.5	$—
Trade accounts payable	758.7	727.5
Accrued expenses and other current liabilities	896.3	874.8
Total current liabilities	3,479.5	1,602.3
Other long-term liabilities	1,356.2	1,033.9
Long-term debt	3,178.0	4,056.2
Equity:
5.0% Mandatory convertible preferred stock, series A: $0.01 par value, 15.0 million shares authorized; 1.4 million shares issued and outstanding at September 28, 2018; no shares issued or outstanding at December 31, 2017	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 350.3 and 348.2 million issued; 349.8 and 347.8 million outstanding at September 28, 2018 and December 31, 2017, respectively	3.5	3.5
Additional paid-in capital	3,862.5	2,444.1
Retained earnings	2,057.1	1,350.3
Accumulated other comprehensive income (loss)	(92.8)	(7.6)
Total Fortive stockholders’ equity	5,830.3	3,790.3
Noncontrolling interests	18.8	17.9
Total stockholders’ equity	5,849.1	3,808.2
Total liabilities and equity	$13,862.8	$10,500.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,840.1	$1,685.3	$5,436.8	$4,849.3
Cost of sales	(915.8)	(845.9)	(2,702.8)	(2,460.8)
Gross profit	924.3	839.4	2,734.0	2,388.5
Operating costs:
Selling, general and administrative expenses	(490.4)	(380.7)	(1,359.5)	(1,089.8)
Research and development expenses	(112.5)	(102.0)	(332.4)	(297.3)
Operating profit	321.4	356.7	1,042.1	1,001.4
Non-operating expenses:
Gain from acquisition	—	15.3	—	15.3
Interest expense, net	(24.4)	(22.9)	(74.3)	(68.2)
Other non-operating expenses	(0.8)	(0.8)	(2.6)	(2.3)
Earnings before income taxes	296.2	348.3	965.2	946.2
Income taxes	(50.9)	(80.5)	(163.7)	(238.6)
Net earnings	245.3	267.8	801.5	707.6
Mandatory convertible preferred stock cumulative dividends	(17.4)	—	(17.6)	—
Net earnings attributable to common stockholders	$227.9	$267.8	$783.9	$707.6
Net earnings per common share:
Basic	$0.65	$0.77	$2.24	$2.04
Diluted	$0.64	$0.76	$2.21	$2.01
Average common stock and common equivalent shares outstanding:
Basic	349.9	347.7	349.2	347.3
Diluted	355.3	352.9	354.8	352.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net earnings	$245.3	$267.8	$801.5	$707.6
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(23.9)	38.1	(87.3)	126.9
Pension adjustments	0.7	0.9	2.1	2.6
Total other comprehensive income, net of income taxes	(23.2)	39.0	(85.2)	129.5
Comprehensive income	$222.1	$306.8	$716.3	$837.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	347.8	$3.5	—	$—	$2,444.1	$1,350.3	$(7.6)	$17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	3.5	—	—	2,444.1	1,346.4	(7.6)	17.9
Net earnings for the period	—	—	—	—	—	801.5	—	—
Dividends to shareholders	—	—	—	—	—	(73.2)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.6)	—	—
Separation related adjustments	—	—	—	—	9.1	—	—	—
Other comprehensive income	—	—	—	—	—	—	(85.2)	—
Common stock-based award activity	2.0	—	—	—	72.3	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	0.9
Balance, September 28, 2018	349.8	$3.5	1.4	$—	$3,862.5	$2,057.1	$(92.8)	$18.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net earnings	$801.5	$707.6
Noncash items:
Depreciation	103.3	72.4
Amortization	81.5	41.3
Stock-based compensation expense	40.5	37.2
Gain from acquisition	—	(15.3)
Change in accounts receivable, net	(85.1)	(30.8)
Change in inventories	(78.9)	8.2
Change in trade accounts payable	30.2	(51.2)
Change in prepaid expenses and other assets	(28.8)	(17.9)
Change in accrued expenses and other liabilities	35.4	(38.5)
Net cash provided by operating activities	899.6	713.0
Cash flows from investing activities:
Cash paid for acquisitions	(2,825.2)	(802.1)
Payments for additions to property, plant and equipment	(93.7)	(87.7)
All other investing activities	4.1	1.5
Net cash used in investing activities	(2,914.8)	(888.3)
Cash flows from financing activities:
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(64.3)	176.8
Proceeds from borrowings (maturities longer than 90 days)	1,750.0	125.9
Repayment of borrowings (greater than 90 days)	(725.0)	—
Proceeds from issuance of mandatory convertible preferred stock net of $43 million of issuance costs	1,337.4	—
Payment of common stock cash dividend to shareholders	(73.2)	(72.8)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.6)	—
All other financing activities	27.2	10.9
Net cash provided by financing activities	2,234.5	240.8
Effect of exchange rate changes on cash and equivalents	(36.3)	42.2
Net change in cash and equivalents	183.0	107.7
Beginning balance of cash and equivalents	962.1	803.2
Ending balance of cash and equivalents	$1,145.1	$910.9
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of September 28, 2018 and December 31, 2017, and our results of operations and cash flows for the three and nine months ended September 28, 2018 and September 29, 2017. Reclassification of certain prior year amounts have been made to conform to current year presentation.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments		Total
For the Three Months Ended September 28, 2018:
Balance, June 29, 2018	$0.6	$(70.2)		$(69.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(23.9)	—		(23.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.9	(a)	0.9
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income (loss), net of income taxes	(23.9)	0.7		(23.2)
Balance, September 28, 2018	$(23.3)	$(69.5)		$(92.8)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

	Foreign currency translation adjustments	Pension adjustments		Total
For the Three Months Ended September 29, 2017:
Balance, June 30, 2017	$16.2	$(71.5)		$(55.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	38.1	—		38.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(a)	1.2
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	38.1	0.9		39.0
Balance, September 29, 2017	$54.3	$(70.6)		$(16.3)

For the Nine Months Ended September 28, 2018:
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(87.3)	—		(87.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	2.7	(a)	2.7
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.1		2.1
Net current period other comprehensive income (loss)	(87.3)	2.1		(85.2)
Balance, September 28, 2018	$(23.3)	$(69.5)		$(92.8)

For the Nine Months Ended September 29, 2017:
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	126.9	—		126.9
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	3.4	(a)	3.4
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.6		2.6
Net current period other comprehensive income (loss)	126.9	2.6		129.5
Balance, September 29, 2017	$54.3	$(70.6)		$(16.3)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires lessees and lessors to disclose the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from the current standard. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. This standard is effective for us beginning January 1, 2019 (with early adoption permitted), and it also provides for certain practical expedients that we plan to elect. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt this standard on January 1, 2019 utilizing the new transition method. We are in the process of assessing the impact of the standard and designing related internal control procedures. Based on our efforts to date, we expect the recognition of the right-of-use asset and lease liability for our real estate and equipment leases will have a material impact on the Consolidated Balance Sheets. We do not expect this standard to have a material impact on our future Consolidated Statements of Earnings.
NOTE 2. ACQUISITIONS AND DIVESTITURES
For a description of our material acquisition activity in 2017 and during the nine months ended September 28, 2018, refer to Note 3 of our 2017 Annual Report on Form 10-K and the discussion below.
We continually evaluate potential mergers, acquisitions and divestitures that align with our strategy and expedite the evolution of our portfolio of businesses into new and attractive areas. We have completed a number of acquisitions that have been accounted for as purchases and resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors including the complimentary fit, acceleration of our strategy and synergies the business brings with respect to our existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complimentary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings or cash flows) and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses.
We make an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We are in the process of obtaining valuations of certain acquired assets and evaluating the tax impact of certain acquisitions. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.
Completed Acquisitions in 2018
Accruent
On September 6, 2018, we acquired Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance and reducing safety risks. Accruent is headquartered in Austin, Texas, and is included in our the Professional Instrumentation Segment. Accruent generated annual revenues of approximately $200 million in 2017. We financed the Accruent Acquisition with available cash and proceeds from our financing activities. We preliminarily recorded approximately $1.2 billion of goodwill related to the Accruent Acquisition.

Gordian
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service, for a total purchase price of $778 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model. Gordian is headquartered in Greenville, South Carolina, and is included in our Professional Instrumentation segment. Gordian generated annual revenues of approximately $110 million in 2017. We financed the Gordian Acquisition with available cash. We preliminarily recorded approximately $443 million of goodwill related to the Gordian Acquisition.

In addition to the acquisitions of Accruent and Gordian, during the nine months ended September 28, 2018, we acquired one business for total consideration of $7.7 million in cash, net of cash acquired. The business acquired complements existing units of our Professional Instrumentation segment. We preliminarily recorded an aggregate of $1.8 million of goodwill related to this acquisition.
The following summarizes the provisional fair value estimates of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions closed during the nine months ended September 28, 2018 ($ in millions):

	Accruent	Gordian	Other	Total
Accounts receivable	$52.8	$30.0	$—	$82.8
Property, plant and equipment	4.1	3.0	—	7.1
Goodwill	1,217.5	442.5	1.8	1,661.8
Other intangible assets, primarily customer relationships, trade names and technology	926.5	376.5	6.8	1,309.8
Trade accounts payable	(8.7)	(1.0)	—	(9.7)
Other assets and liabilities, net	(199.3)	(72.8)	(0.9)	(273.0)
Net cash consideration	$1,992.9	$778.2	$7.7	$2,778.8

Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2018 and 2017 acquisitions as if they had occurred as of January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,895.5	$1,854.0	$5,691.4	$5,396.4
Net earnings	$228.0	$211.9	$730.0	$584.1
Diluted net earnings per share	$0.64	$0.60	$2.07	$1.66

Revenue and operating losses attributable to the acquisitions included in our results for the three and nine months ended September 28, 2018 were $35.7 million and $19.1 million, respectively.
Tritium
On September 11, 2018, we acquired a minority interest in Tritium Holdings Pty, Ltd for less than $50.0 million. Tritium specializes in the design and manufacture of DC fast charging solutions for electric vehicles. Established in 2001, it launched its first DC fast charger in 2014, and has since become a leading global supplier, with installations in 26 countries. Tritium offers a range of hardware, software and services developed and designed to support the global transition to e-mobility. Our investment in Tritium is recorded in Other assets on the Consolidated Condensed Balance Sheet at cost. We have elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly.
Pending Acquisitions
Advanced Sterilization Products
On June 6, 2018, we made a binding offer to Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. On September 20, 2018, Ethicon, Inc. accepted our offer and countersigned the purchase agreement. The transaction is expected to close in the first quarter of 2019 and is subject to customary closing conditions.
ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.

Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems, and generated approximately $907 million in revenue for the year ended December 31, 2017. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $248.5 million as part of a debt-for-debt exchange that reduced outstanding indebtedness of Fortive; and (iv) $150 million in cash paid to us by Steven’s Holding Company, Inc. as a dividend.

As this transaction occurred during the fourth quarter of 2018, we will retrospectively classify the A&S Business as discontinued operations in our financial statements beginning in the fourth quarter of 2018 in accordance with the authoritative accounting guidance.
Transaction Costs
We incurred approximately $56.0 million and $70.8 million of pretax transaction-related costs associated with the divestiture and these acquisitions during during the three and nine months ended September 28, 2018, respectively, which are primarily for professional fees. These amounts are recorded in selling, general and administrative expenses.
NOTE 3. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2017	$5,098.5
Attributable to 2018 acquisitions	1,661.8
Foreign currency translation & other	(17.0)
Balance, September 28, 2018	$6,743.3
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 28, 2018	December 31, 2017
Professional Instrumentation	$4,992.3	$3,331.0
Industrial Technologies	1,751.0	1,767.5
Total goodwill	$6,743.3	$5,098.5

We have not identified any triggering events which would have indicated a potential impairment of goodwill in the nine months ended September 28, 2018.
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 28, 2018
Deferred compensation liabilities	$—	$24.2	$—	$24.2
December 31, 2017
Deferred compensation liabilities	$—	$20.9	$—	$20.9

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
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 28, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,824.5	$1,822.4	$—	$—
Long-term debt, net of current maturities	$3,178.0	$3,075.1	$4,056.2	$4,051.8

As of September 28, 2018 and December 31, 2017, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 5. FINANCING AND CAPITAL
Financing
The carrying value of the components of our long-term debt were as follows ($ in millions):

	September 28, 2018	December 31, 2017
U.S. dollar-denominated commercial paper	$594.6	$665.1
Euro-denominated commercial paper	273.3	282.7
U.S. dollar variable interest rate term loan due 2019	175.0	500.0
Delayed-draw term loan due 2019	1,350.0	—
Yen variable interest rate term loan due 2022	121.3	122.4
1.80% senior unsecured notes due 2019	299.5	298.9
2.35% senior unsecured notes due 2021	746.7	745.9
3.15% senior unsecured notes due 2026	891.8	891.0
4.30% senior unsecured notes due 2046	546.9	546.8
Other	3.4	3.4
Long-term debt	5,002.5	4,056.2
Less: current portion of long-term debt	1,824.5	—
Long-term debt, net of current maturities	$3,178.0	$4,056.2

Unamortized debt discounts, premiums and issuance costs of $15.5 million and $18.2 million as of September 28, 2018 and December 31, 2017, respectively, are netted against the aggregate principal amounts of the components of debt table above. Refer to Note 9 of our 2017 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of September 28, 2018, no borrowings were outstanding under the Revolving Credit Facility.
On July 20, 2018, we prepaid $325 million of our outstanding U.S dollar variable interest rate term loan due in 2019, and on October 5, 2018, we prepaid the remaining $175 million of the outstanding balance. The prepayment penalties associated with these payments were immaterial.
On August 22, 2018, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan”) in an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan in order to fund, in part, the Accruent Acquisition. The Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of September 28, 2018, borrowings under this facility bore an interest rate of 2.69% per annum. The Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility. On September 26, 2018, we repaid $400 million of this loan.
In connection with the debt exchange in the split-off of the A&S Business, on October 1, 2018, we retired $244.7 million of our 1.80% senior unsecured notes due in 2019.

The details of our Commercial Paper Programs as of September 28, 2018 are as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$594.6	2.38%	11
Euro-denominated commercial paper	$273.3	(0.10)%	87

We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of September 28, 2018, we were in compliance with all of our covenants.
Capital
On June 29, 2018, we issued 1,380,000 shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received net $1.34 billion in proceeds from the issuance of the MCPS, excluding $43 million of issuance costs. We used the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital and capital expenditures.
In connection with the split-off of the A&S Business, on September 26, 2018, we triggered an anti-dilution adjustment pursuant to the terms of the MCPS and after giving affect to this adjustment, each then outstanding share of MCPS will convert automatically on July 1, 2021 (“Mandatory Conversion Date”) into between 10.9041 and 13.3575 common shares, subject to further anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period beginning on the 22nd scheduled trading day preceding the Mandatory Conversion Date. At any time prior to July 1, 2021, holders may elect to convert each share of the MCPS into shares of common stock at the rate of 10.9041, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, as adjusted, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
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
Dividends on our MCPS are payable on a cumulative basis when, as and if declared by our Board, at an annual rate of 5.0% of the liquidation preference of $1,000 per share (equivalent to $50.00 annually per share). On August 2, 2018, we declared a dividend on the MCPS of $12.78 per share which was paid on September 28, 2018 to the holders of record on September 15, 2018.
NOTE 6. SALES
On January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under ASC Topic 605 Revenue Recognition. We recorded an immaterial transition adjustment to opening retained earnings as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to sales as a result of applying Topic 606 was immaterial for the three and nine months ended September 28, 2018.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were immaterial as of September 28, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred.
Impairment losses recognized on our contract-related assets were immaterial in the three and nine months ended September 28, 2018.
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
Our contract liabilities consisted of the following ($ in millions):

	September 28, 2018	December 31, 2017
Deferred revenue - current	$241.6	$213.4
Deferred revenue - noncurrent	91.7	86.9
Total contract liabilities	$333.3	$300.3

In the three and nine months ended September 28, 2018, we recognized $20 million and $84 million of revenue related to our contract liabilities at January 1, 2018, respectively. The change in our contract liabilities from December 31, 2017 to September 28, 2018 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from September 28, 2018, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

September 28, 2018
Professional Instrumentation	$123.6
Industrial Technologies	440.6
Total remaining performance obligations	$564.2

The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 75 percent within the next three years and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended September 28, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$1,044.5	$479.8	$564.7
China	142.1	90.1	52.0
Germany	85.0	34.5	50.5
All other (each country individually less than 5% of total sales)	568.5	289.7	278.8
Total	$1,840.1	$894.1	$946.0

Major Products Group:
Professional tools and equipment	$1,243.0	$729.3	$513.7
Industrial automation, controls and sensors	318.1	99.7	218.4
Franchise distribution	160.9	—	160.9
All other	118.1	65.1	53.0
Total	$1,840.1	$894.1	$946.0

End markets:
Direct sales:
Retail fueling (a)	$446.9	$—	$446.9
Industrial & Manufacturing	171.7	91.6	80.1
Vehicle repair (a)	146.4	—	146.4
Utilities & Power	32.0	31.2	0.8
Other	553.8	356.4	197.4
Total direct sales	1,350.8	479.2	871.6
Distributors(a)	489.3	414.9	74.4
Total	$1,840.1	$894.1	$946.0

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended September 28, 2018 was $837 million.

Disaggregation of revenue for the three months ended September 29, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$935.0	$384.8	$550.2
China	130.9	84.7	46.2
Germany	80.5	34.0	46.5
All other (each country individually less than 5% of total sales)	538.9	283.3	255.6
Total	$1,685.3	$786.8	$898.5

Major Products Group:
Professional tools and equipment	$1,105.4	$617.3	$488.1
Industrial automation, controls and sensors	303.5	99.6	203.9
Franchise distribution	155.3	—	155.3
All other	121.1	69.9	51.2
Total	$1,685.3	$786.8	$898.5

End markets:
Direct sales:
Retail fueling (a)	$431.9	$—	$431.9
Industrial & Manufacturing	144.1	68.0	76.1
Vehicle repair (a)	140.3	—	140.3
Utilities & Power	55.1	54.4	0.7
Other	488.2	304.8	183.4
Total direct sales	1,259.6	427.2	832.4
Distributors(a)	425.7	359.6	66.1
Total	$1,685.3	$786.8	$898.5

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended September 29, 2017 was $783.4 million.

Disaggregation of revenue for the nine months ended September 28, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$2,954.9	$1,324.1	$1,630.8
China	460.2	299.4	160.8
Germany	255.8	102.4	153.4
All other (each country individually less than 5% of total sales)	1,765.9	928.9	837.0
Total	$5,436.8	$2,654.8	$2,782.0

Major Products Group:
Professional tools and equipment	$3,609.0	$2,155.6	$1,453.4
Industrial automation, controls and sensors	979.4	309.1	670.3
Franchise distribution	486.0	—	486.0
All other	362.4	190.1	172.3
Total	$5,436.8	$2,654.8	$2,782.0

End markets:
Direct sales:
Retail fueling (a)	$1,256.1	$—	$1,256.1
Industrial & Manufacturing	503.2	279.2	224.0
Vehicle repair (a)	442.9	—	442.9
Utilities & Power	134.6	132.6	2.0
Other	1,613.7	989.4	624.3
Total direct sales	3,950.5	1,401.2	2,549.3
Distributors(a)	1,486.3	1,253.6	232.7
Total	$5,436.8	$2,654.8	$2,782.0

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the nine months ended September 28, 2018 was $2,484.2 million.

Disaggregation of revenue for the nine months ended September 29, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Geographic:
United States	$2,670.7	$1,068.9	$1,601.8
China	395.0	267.1	127.9
Germany	221.8	90.2	131.6
All other (each country individually less than 5% of total sales)	1,561.8	835.7	726.1
Total	$4,849.3	$2,261.9	$2,587.4

Major Products Group:
Professional tools and equipment	$3,122.0	$1,769.2	$1,352.8
Industrial automation, controls and sensors	899.8	294.2	605.6
Franchise distribution	476.5	—	476.5
All other	351.0	198.5	152.5
Total	$4,849.3	$2,261.9	$2,587.4

End markets:
Direct sales:
Retail fueling (a)	$1,179.9	$—	$1,179.9
Industrial & Manufacturing	357.6	190.6	167.0
Vehicle repair (a)	433.8	—	433.8
Utilities & Power	152.3	149.3	3.0
Other	1,447.4	854.7	592.7
Total direct sales	3,571.0	1,194.6	2,376.4
Distributors(a)	1,278.3	1,067.3	211.0
Total	$4,849.3	$2,261.9	$2,587.4

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the nine months ended September 29, 2017 was $2,319.2 million.

NOTE 7. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans, including the U.S. plan acquired in 2017, refer to Note 10 of our 2017 Annual Report on Form 10-K.
The following sets forth the components of our net periodic pension costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
U.S. Pension Benefits:
Interest cost	$0.3	$—	$0.9	$—
Expected return on plan assets	(0.4)	—	(1.1)	—
Net periodic pension cost	$(0.1)	$—	$(0.2)	$—

Non-U.S. Pension Benefits:
Service cost	$0.5	$1.1	$1.4	$3.1
Interest cost	1.4	1.5	4.4	4.4
Expected return on plan assets	(1.8)	(1.9)	(5.5)	(5.5)
Amortization of net loss	0.9	1.2	2.7	3.4
Net curtailment and settlement loss recognized	0.3	—	0.9	—
Net periodic pension cost	$1.3	$1.9	$3.9	$5.4

On January 1, 2018, we retrospectively adopted ASU No. 2017-07, Compensation–Retirement Benefits (Topic 715). Accordingly, we have included all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated Condensed Statements of Earnings. Service costs continue to be included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings according to the classification of the participant’s compensation. This reclassification of prior year pension cost increased operating income by $0.8 million and $2.3 million for the three and nine months ended September 29, 2017, respectively.
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
NOTE 8. INCOME TAXES
Our effective tax rates for the three and nine months ended September 28, 2018 were 17.2% and 17.0%, respectively, as compared to 23.1% and 25.2% for the three and nine months ended September 29, 2017, respectively. The decrease for both the three and nine month periods is due primarily to favorable impacts in 2018 resulting from a lower statutory tax rate in the United States and foreign-derived intangible income tax benefits, partially offset by the loss of the United States domestic production activities deduction, all of which are a result of the Tax Cuts and Jobs Act (“TCJA”), and other federal and international tax benefits.
Our effective tax rates for 2018 and 2017 differ from the U.S. federal statutory rate of 21% and 35%, respectively, due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law and the effect of adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). We recorded a net adjustment of $1.2 million to our provisional estimates during the three months ended September 28, 2018, which increased tax expense and increased our effective tax rate by 40 basis points, and was attributable to a $3.2 million increase in tax expense related to the revaluation of certain deferred tax assets and liabilities and a $2.0 million decrease in tax expense related to transition taxes, specifically from a decrease in foreign remittance taxes. We recorded a net adjustment of $4.9 million to our provisional estimates during the nine months ended September 28, 2018, which decreased tax expense and decreased our effective tax rate by 50 basis points, and was related to a $11.9 million decrease in tax expense related to the revaluation of certain deferred tax assets and liabilities, a $3.9 million decrease in tax expense related to transition taxes, specifically from decrease in foreign remittance taxes and an offsetting $10.9 million increase in tax expense from a reduction of foreign tax credits. We will continue to evaluate the effects of the TCJA on the 2017 provisional estimates through the end of the SAB 118 allowable measurement period. Refer to Note 11 of our 2017 Annual Report on Form 10-K for further details including disclosures pursuant to SAB 118 interpretive guidance, and provisional estimates for all TCJA effects.
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 715): Intra-entity Transfers of Assets Other Than Inventory using the modified retrospective method, and recorded an immaterial adjustment to opening retained earnings as of January 1, 2018.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of September 28, 2018, approximately 22 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 15 of our 2017 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Stock Awards:
Pretax compensation expense	$8.5	$7.2	$24.1	$22.6
Income tax benefit	(1.8)	(2.4)	(5.1)	(8.0)
Stock Award expense, net of income taxes	6.7	4.8	19.0	14.6
Stock options:
Pretax compensation expense	5.5	4.7	16.4	14.6
Income tax benefit	(1.2)	(1.6)	(3.5)	(5.0)
Stock option expense, net of income taxes	4.3	3.1	12.9	9.6
Total stock-based compensation:
Pretax compensation expense	14.0	11.9	40.5	37.2
Income tax benefit	(3.0)	(4.0)	(8.6)	(13.0)
Total stock-based compensation expense, net of income taxes	$11.0	$7.9	$31.9	$24.2

The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 28, 2018. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$52.8
Stock options	51.7
Total unrecognized compensation cost	$104.5

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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2017	$69.4
Accruals for warranties issued during the period	56.8
Settlements made	(58.7)
Additions due to acquisitions	0.2
Effect of foreign currency translation	(0.3)
Balance, September 28, 2018	$67.4

NOTE 11. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were no anti-dilutive options to purchase shares excluded from the diluted EPS calculation for the three months ended September 28, 2018 and there were 0.1 million anti-dilutive options excluded from the diluted EPS calculation for the nine months ended September 28, 2018. The anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial for the three and nine months ended September 29, 2017.
The impact of our MCPS calculated under the if-converted method were anti-dilutive, and as such 16.1 million and 5.4 million shares were excluded from the dilutive EPS calculation for the three and nine months ended September 28, 2018.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Numerator
Net earnings	$245.3	$267.8	$801.5	$707.6
Mandatory convertible preferred stock cumulative dividends	(17.4)	—	(17.6)	—
Net earnings attributable to common stockholders	$227.9	$267.8	$783.9	$707.6

Denominator
Weighted average common shares outstanding used in basic earnings per share	349.9	347.7	349.2	347.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	5.4	5.2	5.6	4.9
Weighted average common shares outstanding used in diluted earnings per share	355.3	352.9	354.8	352.2

Net earnings per common share - Basic	$0.65	$0.77	$2.24	$2.04
Net earnings per share - Diluted	$0.64	$0.76	$2.21	$2.01

We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2018:
First quarter	$0.07	$24.3
Second quarter	0.07	24.4
Third quarter	0.07	24.5
Total	$0.21	$73.2

2017:
First quarter	$0.07	$24.3
Second quarter	0.07	24.3
Third quarter	0.07	24.3
Total	$0.21	$72.8

* The sum of the components of total dividends paid may not equal the total amount due to rounding.

On August 2, 2018, we declared an initial quarterly cash dividend of $12.78 per share on our MCPS which was paid on September 28, 2018, to stockholders of record on September 15, 2018. The aggregate amount of such cash dividend was $17.6 million.

NOTE 12. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance. Our segment results are as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales:
Professional Instrumentation	$894.1	$786.8	$2,654.8	$2,261.9
Industrial Technologies	946.0	898.5	2,782.0	2,587.4
Total	$1,840.1	$1,685.3	$5,436.8	$4,849.3
Operating Profit:
Professional Instrumentation	$180.0	$179.2	$605.8	$523.2
Industrial Technologies	199.7	196.4	558.9	530.9
Other	(58.3)	(18.9)	(122.6)	(52.7)
Total Operating Profit	321.4	356.7	1,042.1	1,001.4
Gain from acquisition	—	15.3	—	15.3
Interest expense	(24.4)	(22.9)	(74.3)	(68.2)
Other non-operating expenses	(0.8)	(0.8)	(2.6)	(2.3)
Earnings before income taxes	$296.2	$348.3	$965.2	$946.2

As of September 28, 2018, the material changes in total assets by segment since December 31, 2017 were due primarily to the acquisitions discussed in Note 2 and the capital issuance discussed in Note 5. Our segment identifiable assets are as follows ($ in millions):

	September 28, 2018	December 31, 2017
Professional Instrumentation	$8,634.0	$5,588.1
Industrial Technologies	3,876.3	3,773.7
Other	1,352.5	1,138.8
Total	$13,862.8	$10,500.6

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

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Forms 10-Q for the fiscal quarters ended March 31, 2018 and June 29, 2018 and “Part II – Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended September 28, 2018 as compared to the comparable period of 2017 resulting in aggregate year-over-year total sales growth of 9.2% and sales growth from existing businesses of 3.2%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in both high-growth and developed markets and other business-specific factors discussed below, contributed to overall sales growth from existing businesses across the majority of our businesses in the period.
On a year-over-year basis, both segments experienced sales growth from existing businesses with Professional Instrumentation growing 1.4% and Industrial Technologies growing 4.8%. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements in the Unites States based on the Europay, Mastercard and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies platform, particularly with our customers who manage a smaller number of retail fueling sites.
Geographically, sales from existing businesses grew at a mid-single digit rate in high-growth markets and at a low-single digit rate in developed markets during the three months ended September 28, 2018 as compared to the comparable 2017 period. Year-over-year sales from existing businesses grew at a low double-digit rate in Asia, at a mid-single digit rate North America, and a high-single digit rate in Latin America, while sales in Europe declined at a low single-digit rate during the three months ended September 28, 2018.
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
Completed Acquisitions
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service, for a total purchase price of $778.2 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model.
On September 6, 2018, we acquired Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance and reducing safety risks.
On September 11, 2018, we acquired a minority interest in Tritium Holdings Pty, Ltd for less than $50.0 million. Tritium specializes in the design and manufacture of DC fast charging solutions for electric vehicles. Established in 2001, it launched its first DC fast charger in 2014, and has since become a leading global supplier, with installations in 26 countries. Tritium offers a range of hardware, software and services developed and designed to support the global transition to e-mobility.
Pending Acquisitions
On June 6, 2018, we made a binding offer to Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. On September 20, 2018, Ethicon, Inc. accepted our offer and countersigned the purchase agreement. The transaction is expected to close in the first quarter of 2019 and is subject to customary closing conditions, including regulatory approvals.
ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.

Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems, and generated approximately $907 million in revenue for the year ended December 31, 2017. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $248.5 million as part of a debt-for-debt exchange that reduced outstanding indebtedness of Fortive; and (iv) $150 million in cash paid to us by Steven’s Holding Company, Inc. as a dividend.
As this transaction occurred during the fourth quarter of 2018, we will retrospectively classify the A&S Business as discontinued operations, in our financial statements beginning in the fourth quarter of 2018 in accordance with the authoritative accounting guidance.
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and nine months ended September 28, 2018 as compared to the comparable periods of 2017:
Components of Sales Growth

	% Change Three Months Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine Months Ended September 28, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	9.2%	12.1%
Existing businesses (Non-GAAP)	3.2%	3.7%
Acquisitions (Non-GAAP)	7.2%	7.2%
Currency exchange rates (Non-GAAP)	(1.2)%	1.2%
Operating Profit Margins
Operating profit margin was 17.5% for the three months ended September 28, 2018, a decrease of 370 basis points as compared to 21.2% in the comparable period of 2017. Year-over-year operating profit margin comparisons were negatively impacted by:

•
Higher 2018 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were more than offset by unfavorable sales mix, continued investments in our sales and marketing growth initiatives, increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates — 25 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 85 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs — 260 basis points
Operating profit margin was 19.2% for the nine months ended September 28, 2018, a decrease of 150 basis points as compared to 20.7% in the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, which were partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments, unfavorable sales mix and increased material costs associated primarily with inflationary pressures and recently enacted tariffs — 50 basis points

Year-over-year operating profit margin comparisons for the nine months ended September 28, 2018 were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 80 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs — 120 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Professional Instrumentation	$894.1	$786.8	$2,654.8	$2,261.9
Industrial Technologies	946.0	898.5	2,782.0	2,587.4
Total	$1,840.1	$1,685.3	$5,436.8	$4,849.3
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
Professional Instrumentation Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$894.1	$786.8	$2,654.8	$2,261.9
Operating profit	180.0	179.2	605.8	523.2
Depreciation	16.0	10.0	48.5	27.5
Amortization	24.8	8.4	58.3	23.9
Operating profit as a % of sales	20.1%	22.8%	22.8%	23.1%
Depreciation as a % of sales	1.8%	1.3%	1.8%	1.2%
Amortization as a % of sales	2.8%	1.1%	2.2%	1.1%
Components of Sales Growth

	% Change Three Months Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine Months Ended September 28, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	13.6%	17.4%
Existing businesses (Non-GAAP)	1.4%	3.4%
Acquisitions (Non-GAAP)	13.2%	12.5%
Currency exchange rates (Non-GAAP)	(1.0)%	1.5%

Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a low-single digit rate during both the three and nine months ended September 28, 2018, as compared to the comparable periods of 2017. Year-over-year sales from existing businesses of field solutions products and services grew at a low-single and mid-single digit rate during the three and nine months ended September 28, 2018, respectively due to continued strong demand for industrial test equipment, network tools and SaaS offerings, offset somewhat by declines in demand for electrical grid condition-based monitoring equipment.
Year-over-year sales from existing businesses of product realization solutions decreased slightly and increased at a low-single digit rate during the three and nine months ended September 28, 2018, respectively, as compared to the comparable periods of 2017. Both periods realized continued growth in the industrial and manufacturing end market and increased demand for oscilloscopes and new product introductions, which were more than offset by sales declines for our services and products in the 3D sensing market. On a year-over-year basis, our our energetic materials business grew in the three months ended September 28, 2018 and declined slightly in the nine months ended September 28, 2018.
Geographically, demand from existing businesses increased on a year-over-year basis during the three and nine months ended September 28, 2018 in North America and China, and in Western Europe during the nine months ended September 28, 2018. Demand from existing businesses in Western Europe and the Middle East decreased on a year-over-year basis during the three months ended September 28, 2018.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew slightly and at a mid-single digit rate during the three and nine months ended September 28, 2018, respectively, as compared to the comparable periods of 2017 largely due to increased year-over-year demand in the industrial end market, offset by one-time impacts of Hurricane Florence that occurred in September. Geographically, increases in sales from existing businesses on a year-over-year basis during the three and nine months ended September 28, 2018 were driven by growth in Asia.
Year-over-year price increases in the Professional Instrumentation segment contributed 0.7% during both the three and nine months ended September 28, 2018, as compared to the comparable periods of 2017 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 270 basis points during the three months ended September 28, 2018 as compared to the comparable period of 2017. Higher 2018 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, were fully offset by unfavorable sales mix, continued investments in our sales and marketing growth initiatives, increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates. Year-over-year operating profit margin comparisons were negatively impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 180 basis points

•	The incremental year-over-year net dilutive effect of acquisition-related transaction costs — 90 basis points
Operating profit margin decreased 30 basis points during the nine months ended September 28, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments unfavorable sales mix and increased material costs associated primarily with inflationary pressures and recently enacted tariffs — 160 basis points

Year-over-year operating profit margin comparisons for the nine months ended September 28, 2018 were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 165 basis points

•	The incremental year-over-year net dilutive effect of acquisition-related transaction costs — 25 basis points

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
Industrial Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$946.0	$898.5	$2,782.0	$2,587.4
Operating profit	199.7	196.4	558.9	530.9
Depreciation	17.8	14.5	52.6	43.0
Amortization	7.6	6.3	23.2	17.4
Operating profit as a % of sales	21.1%	21.9%	20.1%	20.5%
Depreciation as a % of sales	1.9%	1.6%	1.9%	1.7%
Amortization as a % of sales	0.8%	0.7%	0.8%	0.7%
Components of Sales Growth

	% Change Three Months Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine Months Ended September 28, 2018 vs. Comparable 2017 Period
Total revenue growth (GAAP)	5.3%	7.5%
Existing businesses (Non-GAAP)	4.8%	4.0%
Acquisitions (Non-GAAP)	2.0%	2.5%
Currency exchange rates (Non-GAAP)	(1.5)%	1.0%
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a mid-single digit and low-single digit rate during the three and nine months ended September 28, 2018, respectively, as compared to the comparable periods of 2017. The results were largely attributable to strong demand in fuel management systems primarily in China and North America as well as demand for payment solutions, offset somewhat by one-time impacts of Hurricane Florence that occurred in September. Results in North America were favorably impacted by the approaching deadline of the liability shift related to EMV global standards. Geographically, sales from existing businesses increased on a year-over-year basis during the three months ended September 28, 2018 in Asia, Latin America and North America, which were partially offset by declines in Western Europe. Geographic sales growth from existing businesses during the nine months ended September 28, 2018 was driven by China and North America, partially offset by declines in Western Europe.
Sales from existing businesses in the segment’s Automation & Specialty Components businesses grew at a high single-digit rate during the three and nine months ended September 28, 2018, respectively, compared to the comparable periods of 2017. The results were largely attributable to increased year-over-year demand in industrial and robotics end-markets in Western Europe, North America and China, and strong demand for engine retarder products in the United States, which benefited from improved heavy-duty truck production.
Sales from existing businesses in the segment’s Franchise Distribution businesses grew at a mid-single and low-single digit rate during the three and nine months ended September 28, 2018, respectively, compared to the comparable periods of 2017. We recognized growth in tool storage and hardline tools during the three months ended September 28, 2018, and increased demand for hardline and specialty tools and tool storage contributed to the year-over-year growth during the nine months ended September 28, 2018.

Year-over-year price increases in the Industrial Technologies segment contributed 0.6% and 0.5% during the three and nine months ended September 28, 2018, respectively, as compared to the comparable period of 2017, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 80 basis points during the three months ended September 28, 2018 as compared to the comparable period of 2017. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2018 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were more than off set by unfavorable sales mix, continued investments in our sales and marketing growth initiatives, increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates — 40 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 40 basis points
Operating profit margin decreased 40 basis points during the nine months ended September 28, 2018 as compared to the comparable period of 2017 due to the incremental year-over-year net dilutive effect of acquired businesses. Higher 2018 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, were fully offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments, unfavorable sales mix and increased material costs associated primarily with inflationary pressures and recently enacted tariffs.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,840.1	$1,685.3	$5,436.8	$4,849.3
Cost of sales	(915.8)	(845.9)	(2,702.8)	(2,460.8)
Gross profit	$924.3	$839.4	$2,734.0	$2,388.5
Gross profit margin	50.2%	49.8%	50.3%	49.3%
The year-over-year increase in cost of sales during the three and nine months ended September 28, 2018 as compared to the comparable periods in 2017 is due primarily to the impact of higher year-over-year sales volumes from existing businesses, incremental cost of sales from our recently acquired businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, partly offset by incremental cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions. Changes in currency exchange rates decreased cost of sales in the three months ended September 28, 2018 and increased cost of sales during the nine months ended September 28, 2018.
The year-over-year increase in gross profit for the three months ended September 28, 2018, is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions and the impact of recently acquired businesses, offset partially by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates. The 40 basis point increase in gross profit margin for the three months ended September 28, 2018 as compared to the comparable periods in 2017 is due primarily to the accretive impact of our recently acquired companies.
The year-over-year increase in gross profit, and the related 100 basis point increase in gross profit margin for the nine months ended September 28, 2018 as compared to the comparable period in 2017 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, changes in foreign currency exchange rates and the accretive impact of our recently acquired companies.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,840.1	$1,685.3	$5,436.8	$4,849.3
Selling, general and administrative (“SG&A”) expenses	490.4	380.7	1,359.5	1,089.8
Research and development (“R&D”) expenses	112.5	102.0	332.4	297.3
SG&A as a % of sales	26.7%	22.6%	25.0%	22.5%
R&D as a % of sales	6.1%	6.1%	6.1%	6.1%
SG&A expenses increased during the three and nine months ended September 28, 2018 as compared to the comparable periods of 2017 due primarily to costs associated with the divestiture of the A&S businesses and announced acquisitions, continued investments in our sales and marketing growth initiatives, incremental year-over-year general and administrative expenses, incremental expenses from recently acquired businesses and increased depreciation and amortization expense due primarily to our recently acquired businesses. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives. Changes in currency exchange rates decreased operating expenses in the three months ended September 28, 2018 and increased operating expenses during the nine months ended September 28, 2018. On a year-over-year basis, SG&A expenses as a percentage of sales increased 410 and 250 basis points in the three and nine months ended September 28, 2018, respectively, due primarily to acquisition and divestiture-related transaction costs and higher relative spending levels at our recently acquired businesses.
We expect we will continue to incur significant transaction-related costs in the fourth quarter of 2018.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three and nine months ended September 28, 2018 as compared to the comparable periods of 2017 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales were relatively flat during both the three and nine months ended September 28, 2018.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $24 million and $74 million was recorded for the three and nine months ended September 28, 2018, respectively, compared to $23 million and $68 million for the three and nine months ended September 29, 2017, respectively. The increase in interest expense was attributable to an increase in the average debt balance as compared to the comparable periods of 2017.
INCOME TAXES
Our effective tax rates for the three and nine months ended September 28, 2018 were 17.2% and 17.0%, respectively, as compared to 23.1% and 25.2% for the three and nine months ended September 29, 2017, respectively. The year-over-year decrease was due primarily to favorable impacts in 2018 resulting from a lower statutory tax rate in the United States as a result of the Tax Cuts and Jobs Act (“TCJA”) as well as other federal and international tax benefits.
Our effective tax rates for 2018 and 2017 differ from the U.S. federal statutory rate of 21% and 35%, respectively, due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law and the effect of adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SEC Staff Accounting Bulletin No. 118 (“SAB 118”). We recorded a net adjustment of $1.2 million to our provisional estimates during the three months ended September 28, 2018, which increased tax expense and increased our effective tax rate by 40 basis points, and was attributable to a $3.2 million increase in tax expense related to the revaluation of certain deferred tax assets and liabilities and a $2.0 million decrease in tax expense related to transition taxes, specifically from a decrease in foreign remittance taxes. We recorded a net adjustment of $4.9 million to our provisional estimates during the nine months ended September 28, 2018, which decreased tax expense and decreased our effective tax rate by 50 basis points, and was related to a $11.9 million decrease in tax expense related to the revaluation of certain deferred tax assets and liabilities, a $3.9 million decrease in tax expense related to transition taxes, specifically from decrease in foreign remittance taxes and an offsetting $10.9 million increase in tax expense from a reduction of foreign tax credits. We will continue to evaluate the effects of the TCJA on the 2017 provisional estimates through the end of the SAB 118 allowable measurement period. Refer to Note 11 of our 2017 Annual Report on Form 10-K for further details including disclosures pursuant to SAB 118 interpretive guidance, and provisional estimates for all TCJA effects.
COMPREHENSIVE INCOME
Comprehensive income decreased by $85 million during the three months ended September 28, 2018 as compared to the comparable period in 2017 due primarily to unfavorable changes in foreign currency translation adjustments of $62 million and net earnings that were lower by $23 million.
Comprehensive income decreased by $121 million during the nine months ended September 28, 2018 as compared to the comparable period in 2017 due primarily to unfavorable changes in foreign currency translation adjustments of $214 million partially offset by net earnings that were higher by $94 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three and nine month periods ended September 28, 2018.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the nine months ended September 28, 2018:

	Nine Months Ended
($ in millions)	September 28, 2018	September 29, 2017
Net cash provided by operating activities	$899.6	$713.0

Cash paid for acquisitions	$(2,825.2)	$(802.1)
Payments for additions to property, plant and equipment	(93.7)	(87.7)
All other investing activities	4.1	1.5
Net cash used in investing activities	$(2,914.8)	$(888.3)

Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	$(64.3)	$176.8
Proceeds from borrowings (maturities longer than 90 days)	1,750.0	125.9
Repayment of borrowings (greater than 90 days)	(725.0)	—
Proceeds from issuance of mandatory convertible preferred stock net of $43 million of issuance costs	1,337.4	—
Payment of common stock cash dividend to shareholders	(73.2)	(72.8)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.6)	—
All other financing activities	27.2	10.9
Net cash provided by financing activities	$2,234.5	$240.8
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.

Operating cash flows were approximately $900 million for the first nine months of 2018, an increase of $187 million, or approximately 26%, as compared to the comparable period of 2017. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2018 operating cash flows benefited from higher net earnings for the first nine months of 2018 as compared to the comparable period in 2017. Net earnings for the nine months ended September 28, 2018 benefited from a year-over-year increase in operating profits of $41 million, partially offset by a year-over-year increase in net interest expense of $6 million associated with our financing activities. The year-over-year increase in operating profit also includes a year-over-year increase in depreciation and amortization expense of $71 million largely attributable to recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $134 million of cash during the first nine months of 2018 compared to using $74 million of cash in the comparable period of 2017. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $7 million of cash during the first nine months of 2018 as compared to using $56 million of cash in the comparable period of 2017. The timing of net tax payments and various employee benefit accruals drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $2,027 million during the nine months ended September 28, 2018 as compared to the comparable period of 2017, due primarily to business acquisitions completed during the nine months ended September 28, 2018.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in operating-type lease arrangements with customers. For the full year 2018, we expect capital spending to be between approximately $115 million and $125 million, excluding capital expenditures related to the A&S Business, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of debt and commercial paper, the issuance of shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) and payments of quarterly cash dividends to shareholders. Financing activities generated cash of $2,235 million during the nine months ended September 28, 2018, of which $1.34 billion was due to the issuance of our MCPS and net $1.35 billion was related to the issuance of our 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan”), as compared to generating approximately $241 million of cash in the comparable period in 2017. In the nine months ended September 28, 2018, we made net repayments of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $64 million and paid $91 million of cash dividends to shareholders of our common stock and MCPS.
On June 29, 2018, we issued 1,380,000 shares of MCPS with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received $1.34 billion in proceeds from the issuance of the MCPS, excluding $43 million of issuance costs. We will use the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital and capital expenditures.
On July 20, 2018, we prepaid $325 million of our outstanding U.S variable interest rate term loan due in 2019, and on October 5, 2018, we prepaid the remaining $175 million outstanding. The prepayment penalties associated with these payments were immaterial.
On August 22, 2018, we entered into a Delayed Draw Term Loan in an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan in order to fund the acquisition of Accruent, LLC. The Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of September 28, 2018, borrowings under this facility bore an interest rate of 2.69% per annum. The Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility. On September 26, 2018, we repaid $400 million of this loan.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $1.5 billion senior unsecured revolving credit facility that expires on June 16, 2021 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of September 28, 2018, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $1.5 billion available under the Revolving Credit Facility as of September 28, 2018. Of this amount, approximately $868 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $632 million of indebtedness under the Revolving Credit Facility as of September 28, 2018. Refer to Note 5 of the Consolidated Condensed Financial Statements for information regarding our financing activities and indebtedness.
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
As of September 28, 2018, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.38% and a weighted average remaining maturity of approximately 11 days. As of September 28, 2018, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 87 days.
Pursuant to our senior note and term loan agreements, $1,825 million of our long-term debt is scheduled for maturity and repayment within 12 months. Accordingly, we have classified these as short-term debt on the accompanying Consolidated Condensed Balance Sheet.
In connection with the debt exchange in the split-off of the A&S Business, on October 1, 2018, we retired $244.7 million of our 1.80% senior unsecured notes due in 2019. Additionally, on October 5, 2018, we prepaid the remaining $175 million outstanding on our U.S variable interest rate term loan due in 2019. The prepayment penalties associated with these payments were immaterial.
Dividends
On August 2, 2018, we declared a regular quarterly dividend of $0.07 per share of common stock paid on September 28, 2018, to holders of record on August 31, 2018. For the nine months ended September 28, 2018, cash dividend payments of $73.2 million were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity.
Dividends on our MCPS are payable on a cumulative basis when, as and if declared by our Board, at an annual rate of 5.0% of the liquidation preference of $1,000 per share (equivalent to $50.00 annually per share). On August 2, 2018, we declared an initial quarterly cash dividend of $12.78 per share on our MCPS and paid on September 28, 2018, to stockholders of record on September 15, 2018, cash dividends of $17.6 million. These payments were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity
Cash and Cash Requirements
As of September 28, 2018, we held approximately $1,145.1 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 1.25% during the three months ended September 28, 2018. Substantially all of the cash was held outside of the United States.
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
The TCJA that was enacted in December 2017 is materially improving our U.S. liquidity through lower corporate tax rates and enhanced cash repatriation. During the first nine months of 2018, we repatriated $187.4 million in connection with the TCJA and these repatriations did not result in any foreign remittance taxes.
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
In connection with the direct sale of certain assets and liabilities of the A&S business to Altra on October 1, 2018, we received $1.0 billion in cash proceeds. In addition, as part of the split-off of the A&S Business, we received a $150 million cash dividend.
As of September 28, 2018, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine months ended September 28, 2018 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. Changes to our accounting policy for revenue recognition as a result of adopting ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) are discussed in Note 6 to the consolidated condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2017 Annual Report on Form 10-K. There were no material changes during the three months ended September 28, 2018 to the information reported in our 2017 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q, in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 30, 2018 and June 29, 2018. There were no material changes during the quarter ended September 28, 2018 to the risk factors reported in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarters ended March 30, 2018 and June 29, 2018.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Transaction Agreement, dated as of July 30, 2018, by and among Athena SuperHoldCo, Inc., TLFN Holding II Company, Gilbarco Catlow LLC, Gryphon Merger Sub Inc., Genstar Capital VII, L.P., solely in its capacity as the Seller Representative, and Fortive Corporation, solely in its capacity as the Parent Guarantor (incorporated by reference to Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on July 31, 2018, File No. 1-37654).

2.2
Stock and Asset Purchase Agreement, dated as of June 6, 2018 and executed on September 20, 2018, between Ethicon and the Company (incorporated by reference to Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on September 21, 2018, File No. 1-37654)

3.1
Amended and Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017, File No. 1-37654).

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

10.1
Credit Agreement, dated as of August 22, 2018, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein. (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on August 22, 2018, File No. 1-37654).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 28, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended September 28, 2018 and September 29, 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 28, 2018 and September 29, 2017, (iv) Consolidated Condensed Statement of Changes in Equity for the nine months ended September 28, 2018, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017, and (vi) Notes to Consolidated Condensed Financial Statements.

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

FORTIVE CORPORATION:

Date: October 25, 2018	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 25, 2018	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer