Form 10-K
period 2018-12-31
Fortive Corp
filed 2019-02-28
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 21, 2019 there were 334,631,235 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 29, 2018 was $23.8 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2019 Proxy Statement specifically incorporated herein by reference, the 2019 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a diversified industrial technology growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation solutions, transportation technology, sensing, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe and Latin America.
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress, and we are united by our culture of continuous improvement and bias for action that embody the Fortive Business System (“FBS”). Through rigorous application of our proprietary FBS set of growth, lean, and leadership tools and processes, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing and leadership development. Our commitment to FBS and goal of creating long-term shareholder value have enabled us to drive customer satisfaction and profitability, significant improvements in innovation, growth and operating margins, and disciplined acquisitions to execute strategy and expand our portfolio into new and attractive markets.
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

On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) to our shareholders who elected to exchange shares of our common stock for all issued and outstanding shares of Stevens Holding Company, Inc. (“Stevens”), the entity we incorporated to hold the A&S Business. The split-off was immediately followed by the merger of Stevens with a subsidiary of Altra Industrial Motion Corp. (“Altra”). Our shareholders who participated in the exchange offer tendered approximately 15.8 million shares of our common stock in exchange for 35.0 million shares of Altra. Concurrently with such split-off, we sold directly to Altra the remainder of the assets and liabilities of A&S Business that were not otherwise contributed to Stevens.
In this Annual Report, the terms “Fortive” or the “Company” refer to either Fortive Corporation or to Fortive Corporation and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, all amounts in this Annual Report refer to continuing operations.
Reportable Segments
Fortive is comprised of two reportable segments, Professional Instrumentation and Industrial Technologies, each of which is further described below.
Professional Instrumentation
Our Professional Instrumentation segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure, temperature, turbidity, radiation, and hazardous gases. Product offerings span a wide range of formats - from advanced sensors to fit-for-purpose instrumentation to cloud-based IoT solutions to vertical application workflow software, data and analytics to efficiently manage the full lifecycle of assets used in industrial facilities, educational institutions, public sector entities, and commercial facilities. Customers for these products and services include industrial service, installation and maintenance professionals, designers and manufacturers of electronic devices and instruments, medical technicians, safety professionals, commercial property owners, contractors, facility managers and other customers for whom precision, reliability, safety, compliance, integrated workflows and data analytics are critical in their specific applications. We also offer products that are used in the design, development, manufacturing, testing and advanced calibration of products for electronics, industrial and media markets.
Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. Our Advanced Instrumentation & Solutions business was primarily established through the acquisitions of Qualitrol in the 1980s, Fluke Corporation and Pacific Scientific Company in 1998, Tektronix and Invetech in 2007, Keithley Instruments in 2010, eMaint in 2016, Industrial Scientific and Landauer in 2017, Gordian and Accruent in 2018 and numerous bolt-on acquisitions.
Advanced Instrumentation & Solutions
Our Advanced Instrumentation & Solutions business consists of:
Field Solutions Our field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software, data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, and healthcare applications. The instrumentation and sensing products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature, radiation, hazardous gas and air quality, among other parameters. Typical users of these products and software include electrical engineers, electricians, electronic technicians, safety professionals, medical technicians, network technicians, first-responders, and industrial service, installation and maintenance professionals. The business also makes and sells instruments, controls and monitoring and maintenance systems used by maintenance departments in utilities and industrial facilities to monitor assets, including transformers, generators, motors and switchgear. The business also provides physical resource management software with an integrated cloud-based framework for management of commercial property and facilities to extend the lifecycle of assets, facilitate regulatory compliance and reduce safety risks. In addition, the business provides subscription-based construction cost data, software and services for real estate construction and maintenance applications. Products are marketed under a variety of brands, including ACCRUENT, FLUKE, FLUKE BIOMEDICAL, FLUKE NETWORKS, GORDIAN, INDUSTRIAL SCIENTIFIC, LANDAUER and QUALITROL.
Product Realization Our product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Typical users of these products and services include research and development engineers who design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products, and video equipment manufacturers, content developers and broadcasters. The business also provides a full range of design, engineering and manufacturing services and highly-engineered, modular components to enable conceptualization, development and launch of products in the medical diagnostics, cell therapy and consumer markets. Finally, the business designs, develops, manufactures and markets critical, highly-engineered energetic materials components in specialized vertical applications. Products and services are marketed under a variety of brands, including INVETECH, KEITHLEY, PACIFIC SCIENTIFIC, SONIX and TEKTRONIX.

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
Industrial Technologies
Our Industrial Technologies segment offers critical technical equipment, components, software and services for manufacturing, repair and transportation markets worldwide. We offer a wide range of products spanning advanced environmental sensors, fueling equipment, field payment, hardware, remote management and workflow software, vehicle tracking and fleet management software, and signaling solutions for traffic light control. Products and services offered serve retail fueling operators, commercial auto-repair businesses, municipal governments and public safety entities and fleet owners/operators, globally.
Our Industrial Technologies segment consists of our Transportation Technologies and Franchise Distribution businesses. Our Transportation Technologies business originated with the acquisition of Veeder-Root in the 1980s and subsequently expanded through additional acquisitions, including the acquisitions of Gilbarco in 2002, Navman Wireless in 2012, Teletrac in 2013, ANGI Energy Systems in 2014, Global Traffic Technologies in 2016, Orpak Systems in 2017 and numerous bolt-on acquisitions. Our Franchise Distribution business was established through the acquisitions of Matco Tools and Hennessy Industries in 1986.
Manufacturing facilities of our Industrial Technologies businesses are located in North America, Latin America, Europe and Asia.
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
Customers in this line of business choose suppliers based on a number of factors, including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “-Competition.” Sales are generally made through independent distributors and our direct sales personnel
Franchise Distribution
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
Automation & Specialty Components
Until the split-off of our A&S Business on October 1, 2018, the Automation & Specialty Components businesses, comprised of the A&S Business as well as our Hengstler and Dynapar businesses, was a platform in our Industrial Technologies segment. The businesses that previously comprised the Automation and Specialty Components platform provide a wide range of electromechanical and electronic motion control products (including standard and custom motors, drives and controls), mechanical components (such as ball screws, linear bearings, clutches/brakes and linear actuators), supplemental braking systems for commercial vehicles, and automation products under a variety of brands, including DYNAPAR, HENGSTLER, JAKE BRAKE, KOLLMORGEN, PORTESCAP and THOMSON. Following the split-off of the A&S Business from Fortive, the A&S Business merged with Altra Industrial Motion, Inc., with Dynapar and Hengstler businesses remaining with Fortive.
************************************
The following discussion includes information common to both of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, cast iron, aluminum and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2018 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Backlog
The following sets forth the unfulfilled orders attributable to each of our segments as of December 31 ($ in millions):

	2018	2017
Professional Instrumentation	$747	$662
Industrial Technologies	477	471
Total	$1,224	$1,133
We expect that a majority of the unfilled orders as of December 31, 2018 will be delivered to customers within two to three months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog in 2018 is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance. Backlog also includes the annual average contract value of signed contracts for our software as a service product offerings.
Employee Relations
As of December 31, 2018, we employed approximately 24,000 persons, of whom approximately 12,500 were employed in the United States and approximately 11,500 were employed outside of the United States. Of our United States employees, approximately 800 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.
Government Contracts
Although the substantial majority of our revenue in 2018 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”

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
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 16 to the Consolidated and Combined Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
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
Major Customers
No customer accounted for more than 10% of consolidated sales in 2018, 2017 or 2016.
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
We have experienced growth in various end markets in China. During 2018, year-over-year sales from existing businesses grew at a low double-digit rate in China, and sales in China accounted for approximately 9% of our total sales for the year ended December 31, 2018. In addition, we have numerous facilities in China, many of which serve multiple businesses and are used for multiple purposes.
There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. Substantial changes to U.S. foreign trade policy with respect to China have recently been implemented, including imposition of greater restrictions on international trade. The United States has increased tariffs on certain goods imported into the United States from China, following which the Chinese government increased tariffs on certain goods imported into China from the United States. There is a risk of further escalation and retaliatory actions between the two countries. In addition, the current administration, certain members of Congress and federal officials have stated that United States may seek to implement more protective trade measures, not just with respect to China but with respect to other countries in the Asia Pacific region as well. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial statements.
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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 16 to the Consolidated and Combined Financial Statements. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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
In 2018, approximately 45% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

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
As of December 31, 2018, the net carrying value of our goodwill and other intangible assets totaled approximately $8.6 billion. In accordance with generally accepted accounting principles in the United States of America (“GAAP”), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
We are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical source of earnings could materially impact our consolidated effective tax rate. Furthermore, a change in the tax laws of the jurisdictions where we operate could result in a material increase in our tax expense. In addition, foreign remittance taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, then our income tax expense could increase. On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cut and Jobs Act (“TCJA”). The TCJA represents one of the most significant overhauls to the US federal tax code since 1986 according to the SEC. The TCJA includes numerous provisions that affect businesses and introduces changes that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. In addition, pursuant to the interpretive guidance in Staff Accounting Bulletin No. 118, we prepared and recorded tax accounting for the year ended December 31, 2017 applying tax laws in effect prior to the application of the provisions of the TCJA and recorded provisional estimates for all the effects of the TCJA, with adjustments to the provisional estimates recorded in 2018. In addition, further guidance, regulations, and technical corrections pertaining to TCJA continue to be issued by the tax authorities, including those with retroactive application. We will continue to assess such new guidance, regulations and corrections as they are issued. However, there can be no assurance that the retroactive applications of such new guidance, regulations or corrections issued by the tax authorities will not result in revisions to our prior interpretation of the corresponding provisions of TCJA that may have a material adverse effect on our financial results.
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
As of December 31, 2018, we had approximately $3.4 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our credit agreement include a debt-to-EBITDA ratio. Specifically, the credit agreement requires us to maintain as of the end of any fiscal quarter a consolidated net leverage ratio of debt to consolidated EBITDA (as defined in the credit agreement) of less than 3.50 to 1.00 or, for four consecutive quarters immediately following the consummation of any qualified acquisition, less than 4.00 to 1.00. In addition, the credit agreement requires us to maintain a consolidated interest coverage ratio of consolidated EBITDA to interest expense of greater than 3.50 to 1.00 as of the end of any fiscal quarter.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2018, our facilities included approximately 90 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 50 of these facilities are located in the United States in over 20 states and approximately 40 are located outside the United States in over 20 countries, including Canada and countries in Asia Pacific, Europe and Latin America. These facilities cover approximately 9 million square feet, of which approximately 6 million square feet are owned and approximately 3 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is: Professional Instrumentation, 55; and Industrial Technologies, 35.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 15 to the Consolidated and Combined Financial Statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 27, 2019. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	53	President and Chief Executive Officer	2016
Patrick J. Byrne	58	Senior Vice President	2016
Martin Gafinowitz	60	Senior Vice President	2016
Barbara B. Hulit	52	Senior Vice President	2016
Charles E. McLaughlin	57	Senior Vice President – Chief Financial Officer	2016
Patrick K. Murphy	57	Senior Vice President	2016
William W. Pringle	51	Senior Vice President	2016
Raj Ratnakar	51	Vice President – Strategic Development	2016
Jonathan L. Schwarz	47	Vice President – Corporate Development	2016
Peter C. Underwood	49	Senior Vice President – General Counsel and Secretary	2016
Stacey A. Walker	48	Senior Vice President – Human Resources	2016
Emily A. Weaver	47	Vice President – Chief Accounting Officer	2016
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
Barbara B. Hulit has served as a Senior Vice President since July 2016. Prior to July 2016, Ms. Hulit served as Senior Vice President-Danaher Business System Office for Danaher from January 2013 to July 2016 and as President and Group Executive of Fluke Corporation from May 2005 to January 2013. Prior to joining Danaher, Ms. Hulit was a partner at The Boston Consulting Group, a global management consulting firm.
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
Raj Ratnakar has served as Vice President, Strategic Development of Fortive since July 2016. Prior to July 2016, Mr. Ratnakar served as a Vice President-Strategic Development of Danaher from August 2012 to July 2016. Prior to joining Danaher, he served as Vice President and Head of Corporate Strategy for Tyco Electronics, a global technology company, from 2009 until August 2012.
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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 21, 2019, there were approximately 2,400 holders of record of our common stock.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 31, 2018, we acquired the following shares of our common stock in connection with the split-off of the businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses):

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2018 - October 28, 2018	15,824,931	(1)	15,824,931	N/A
October 29, 2018 - November 28, 2018	—	—	—	N/A
November 29, 2018 - December 31, 2018	—	—	—	N/A
Total	15,824,931		15,824,931	N/A

(1) On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) to our shareholders who elected to exchange shares of our common stock for all issued and outstanding shares of Stevens Holding Company, Inc. (“Stevens”), the entity we incorporated to hold the A&S Business. The split-off was immediately followed by the merger of Stevens with a subsidiary of Altra Industrial Motion Corp. (“Altra”). Our shareholders who participated in the exchange offer tendered 15,824,931 shares of our common stock in exchange for 35,000,000 shares of Altra.

Recent Issuances of Unregistered Securities
None
ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)
The following table sets forth the selected consolidated financial data for the five-years ended December 31, 2018. Unless otherwise indicated, the following disclosures reflect our continuing operations. Refer to Note 4 to the Consolidated and Combined Financial Statements included in this report for additional information regarding discontinued operations.

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated and Combined Financial Statements and accompanying notes included in this report. Historical results presented herein may not be indicative of future results.

	As of and for the Year Ended December 31
	2018	2017	2016	2015	2014
Summary of Operations
Sales	$6,452.7	$5,756.1	$5,378.2	$5,311.8	$5,838.8
Operating profit	1,178.4	1,143.0	1,061.7	1,081.5	1,004.6
Net earnings from continuing operations	918.3	884.3	740.2	737.6	714.0
Net earnings per share from continuing operations:
Basic	2.56	2.54	2.14	2.14	2.07
Diluted	2.52	2.51	2.13	2.14	2.07
Common stock dividends declared and paid per share	0.28	0.28	0.14	—	—
Preferred stock dividends declared and paid per share	25.28	—	—	—	—
Financial Position
Assets of continuing operations	$12,875.6	$9,629.6	$7,353.1	$6,377.9	$6,485.1
Assets of discontinued operations	30.0	871.0	836.7	832.7	850.5
Total assets	12,905.6	10,500.6	8,189.8	7,210.6	7,335.6
Current portion of long-term debt	455.6	—	—	—	—
Long-term debt, net of current maturities	2,974.7	4,056.2	3,358.0	—	—
Long-term debt	3,430.3	4,056.2	3,358.0	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive is a diversified industrial growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation solutions, transportation technology, sensing, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe and Latin America.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into eight sections:

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Financial Instruments and Risk Management

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards

•	Separation from Danaher

BASIS OF PRESENTATION

On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. On October 1, 2018, we completed the split-off of the A&S Business and have presented the results of operations of the A&S Business in our Consolidated and Combined Statements of Income, and the related assets and liabilities in the Consolidated Balance Sheets as discontinued operations. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included in Management’s Discussion and Analysis reflect the results of operations and financial condition from our continuing operations. Refer to Note 4 to our consolidated and combined financial statements for additional information on discontinued operations.
We completed the Separation from Danaher Corporation on July 2, 2016, the first day of our fiscal third quarter of 2016 (“the Separation”). Before that date, Fortive was a wholly-owned subsidiary of Danaher and our businesses were comprised of certain Danaher operating units. Danaher transferred these businesses to us prior to the Separation. The Separation was completed in the form of a pro rata distribution by Danaher to its stockholders of record on June 15, 2016, of all of the outstanding shares of Fortive held by Danaher. Fortive was incorporated in the state of Delaware on November 10, 2015 in order to facilitate the Separation.
OVERVIEW
General
Fortive is a multinational business with global operations. Please see “Item 1. Business – General” included in this Annual Report for a discussion of the Company’s strategies for delivering long-term shareholder value. During 2018, approximately 45% of our sales were derived from customers outside the United States. As a diversified industrial growth company with global operations, our businesses are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business across geographies and market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products, services and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development and customer-facing resources in order to be responsive to our customers throughout the world.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our hardware and software products, and services increased during 2018 as compared to 2017 resulting in aggregate year-over-year sales growth of 12.1% and sales growth from existing businesses of 4.1%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in both high-growth and developed markets and other business-specific factors discussed below contributed to overall sales growth from existing businesses.
On a year-over-year basis, sales growth from existing businesses in the Professional Instrumentation segment was driven by strong demand in the businesses within both Advanced Instrumentation & Solutions and Sensing Technologies. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements in the United States based on the Europay, Mastercard and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies businesses. EMV is expected to continue to drive increased demand for dispensers and payment systems in 2019.
Geographically, sales from existing businesses grew at a mid-single digit rate in both high-growth and developed markets during 2018 as compared to 2017. Year-over-year sales from existing businesses grew at a mid-single digit rate in North America and Asia, with low double-digit rate growth in China, while sales from existing businesses were flat in Western Europe.
We expect overall sales from existing businesses to continue to grow on a year-over-year basis during 2019; however, we continue to monitor developments from macro-economic and geopolitical uncertainties, including global uncertainties related to governmental policies toward international trade, monetary and fiscal policies, including the current uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations, and tariffs, as well as other factors identified in “Item 1A. Risk Factors.”
Completed Acquisitions

2018

Gordian
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service, for a total purchase price of $778 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model. We preliminarily recorded approximately $429 million of goodwill related to the Gordian Acquisition.

Accruent
On September 6, 2018, we acquired Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance and reducing safety risks. We preliminarily recorded approximately $1.1 billion of goodwill related to the Accruent Acquisition.
In addition to the acquisitions of Accruent and Gordian, during 2018, we acquired two businesses for total consideration of $44 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. We preliminarily recorded an aggregate of $31 million of goodwill related to these acquisitions.
2017
During 2017, we acquired three businesses for total consideration of $1.56 billion in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $389 million. We recorded an aggregate of $1.04 billion of goodwill related to these acquisitions.
2016
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
Pending Acquisition
On June 6, 2018, we made a binding offer to Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. On September 20, 2018, Ethicon, Inc. accepted our offer and countersigned the purchase agreement. The transaction is expected to close after the end of the first quarter of 2019 and is subject to customary closing conditions.
ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.
Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems, and generated approximately $900 million in revenue for the year ended December 31, 2017. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for 35,000,000 shares of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250.0 million as part of a non-cash debt-for-debt exchange that reduced outstanding indebtedness of Fortive, which is inclusive of accrued interest and fees; and (iv) $150 million in cash paid to us by Stevens Holding Company, Inc. as a dividend. The results of the A&S Business are reported as discontinued operations for all periods presented, which includes the after-tax gain on the transaction of $1.9 billion.

RESULTS OF OPERATIONS
Components of Sales Growth

	2018 vs. 2017	2017 vs. 2016
Total revenue growth (GAAP)	12.1%	7.0%
Existing businesses (Non-GAAP)	4.1%	4.2%
Acquisitions (a) (Non-GAAP)	7.6%	2.5%
Currency exchange rates (Non-GAAP)	0.4%	0.3%

(a) Includes the impact from both acquisitions and the Separation
Refer to —Professional Instrumentation and —Industrial Technologies sections below for further discussion of year-over-year sales growth.
Operating Profit Margins
Operating profit margins were 18.3% for the year ended December 31, 2018, a decrease of 160 basis points as compared to 19.9% in 2017.
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates, which were partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments, incremental general and administrative expenses, depreciation and amortization associated with acquisitions completed in prior years, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs — 35 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition-related transaction costs and acquisition-related restructuring — 75 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 120 basis points
Operating profit margins were 19.9% for the year ended December 31, 2017, an increase of 20 basis points as compared to 19.7% in 2016.
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized, costs associated with various growth investments made in 2016 and changes in currency exchange rates, net of the incremental year-over-year costs associated with various product development and sales and marketing growth investments and increased general and administrative costs required to operate as a stand-alone public company — 90 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition-related transaction costs and acquisition-related restructuring — 30 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 40 basis points

Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2018	2017	2016
Segments
Professional Instrumentation	$3,655.1	$3,139.1	$2,891.6
Industrial Technologies	2,797.6	2,617.0	2,486.6
Total	$6,452.7	$5,756.1	$5,378.2

Geographic area
United States	$3,539.6	$3,148.7	$3,028.8
China	569.0	498.4	458.9
Germany	234.7	217.2	180.5
All other (each country individually less than 5% of total sales)	2,109.4	1,891.8	1,710.0
Total	$6,452.7	$5,756.1	$5,378.2
PROFESSIONAL INSTRUMENTATION
The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software, data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, and healthcare applications. Product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
Professional Instrumentation Selected Financial Data

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$3,655.1	$3,139.1	$2,891.6
Operating profit	749.6	712.9	645.1
Depreciation	64.4	41.9	35.6
Amortization	104.3	40.1	63.8
Operating profit as a % of sales	20.5%	22.7%	22.3%
Depreciation as a % of sales	1.8%	1.3%	1.2%
Amortization as a % of sales	2.9%	1.3%	2.2%
Components of Sales Growth

	2018 vs. 2017	2017 vs. 2016
Total revenue growth (GAAP)	16.4%	8.6%
Existing businesses (Non-GAAP)	3.9%	5.5%
Acquisitions (Non-GAAP)	11.8%	3.0%
Currency exchange rates (Non-GAAP)	0.7%	0.1%
2018 COMPARED TO 2017
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a mid-single digit rate during 2018 as compared to 2017. Year-over-year sales from existing businesses of field solutions products and services grew at a mid-single digit rate during 2018 as compared to 2017 due to continued broad-based demand across our product offerings, most notably for industrial test equipment, network tools and SaaS offerings, offset somewhat by declines in demand for electrical grid condition-based monitoring equipment. Growth from existing businesses was also broad-based geographically, with strong growth in North America and China.
Year-over-year sales from existing businesses of product realization solutions grew at a low-single digit rate during 2018 driven primarily by increased demand for oscilloscopes, new product introductions, and our energetic materials business, which were partially offset by declines for our products in the 3D sensing market. Geographically, demand from existing businesses increased on a year-over-year basis in North America, Western Europe and China.
Sales from existing businesses in the segment’s Sensing Technologies businesses grew at a mid-single digit rate during 2018 as compared to 2017 due to increased year-over-year demand in the industrial, medical, and energy end markets. Geographically, demand from existing businesses increased on a year-over-year basis in China, Western Europe and North America.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases in the segment contributed 0.7% to sales growth during 2018 as compared to 2017.
Operating profit margin decreased 220 basis points during 2018 as compared to 2017.
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and changes in currency exchange rates, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, incremental depreciation and amortization from acquisitions completed in prior years, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs — 110 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue — 210 basis points

•	Acquisition-related transaction costs, including costs related to our pending acquisition of ASP, and acquisition-related restructuring — 120 basis points
2017 COMPARED TO 2016
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
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, lower year-over-year intangible asset amortization due to certain intangible assets being fully amortized and changes in currency exchange rates, net of incremental year-over-year costs associated with various product development and sales and marketing growth investments, the positive impact in 2016 of a transition services agreement related to a disposition made by Danaher prior to the Separation and incremental year-over-year bad debt charges — 190 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition-related transaction costs and acquisition-related restructuring — 70 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 80 basis points
INDUSTRIAL TECHNOLOGIES
The Industrial Technologies segment consists of our Transportation Technologies and Franchise Distribution businesses. Our Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. Our Franchise Distribution business manufactures and distributes professional tools and a full-line of wheel service equipment.
Industrial Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$2,797.6	$2,617.0	$2,486.6
Operating profit	525.6	503.6	480.3
Depreciation	57.9	45.4	38.7
Amortization	30.8	24.9	21.5
Operating profit as a % of sales	18.8%	19.2%	19.3%
Depreciation as a % of sales	2.1%	1.7%	1.6%
Amortization as a % of sales	1.1%	1.0%	0.9%
Components of Sales Growth

	2018 vs. 2017	2017 vs. 2016
Total revenue growth (GAAP)	6.9%	5.2%
Existing businesses (Non-GAAP)	4.4%	2.7%
Acquisitions (a) (Non-GAAP)	2.6%	2.0%
Currency exchange rates (Non-GAAP)	(0.1)%	0.5%

(a) Includes the impact from acquisitions, divestitures, and the Separation
2018 COMPARED TO 2017
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a mid-single digit rate during 2018 as compared to 2017 due primarily to strong demand for dispensers and payment solutions in North America, as well as strong demand for fuel management systems in North America, India and China. Results in North America were favorably impacted by the approaching deadline for the liability shift related to EMV global standards. Geographically, sales from existing businesses increased on a year-over-year basis in North America and in high growth markets, led by China, partially offset by declines in Western Europe.
Sales from existing businesses in the segment’s Franchise Distribution businesses grew at a low-single digit rate during 2018 as compared to 2017 largely driven by increased year-over-year demand for hardline and diagnostic tools, and tool storage products.
Price increases are reflected as a component of the change in sales from existing businesses and year-over-year price increases contributed 0.8% to sales growth in the segment during 2018 as compared to 2017.
Operating profit margin decreased 40 basis points during 2018 as compared to 2017. Higher 2018 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, were equally offset by continued investments in our sales and marketing growth initiatives and unfavorable sales mix.
Year-over-year operating profit margin comparisons were unfavorably impacted by 40 basis points due to the incremental year-over-year net dilutive effect of acquired businesses.
2017 COMPARED TO 2016
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a low-single digit rate during 2017 as compared to 2016 due primarily to strong demand for dispensers and payment systems in both the United States and Europe, partly offset by decreased year-over-year EMV-related demand for indoor point-of-sale systems in the United States as customers had largely upgraded to products that support indoor EMV requirements in the prior year in response to the indoor liability shift. Geographically, sales from existing businesses increased on a year-over-year basis in Europe, Latin America and the United States, partially offset by declines in the Asia-Pacific region.
Sales from existing businesses in the segment’s Franchise Distribution businesses grew at a low-single digit rate during 2017 as compared to 2016. Increased year-over-year demand for hardline and diagnostic tools was partially offset by a decline in demand for powered and tool storage products.
Year-over-year price increases in the segment contributed 0.1% to sales growth during 2017 as compared to 2016 and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 10 basis points during 2017 as compared to 2016.
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, costs associated with various growth investments made in 2016 and changes in currency exchange rates, partially offset by incremental year-over-year costs associated with various product development and sales and marketing growth investments — 10 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 20 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$6,452.7	$5,756.1	$5,378.2
Cost of sales	(3,131.4)	(2,834.7)	(2,692.7)
Gross profit	3,321.3	2,921.4	2,685.5
Gross profit margin	51.5%	50.8%	49.9%
The year-over-year increase in cost of sales during 2018 as compared to 2017 is due primarily to the impact of higher year-over-year sales volumes from existing businesses, incremental cost of sales from our recently acquired businesses, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs, partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions. Changes in currency exchange rates increased costs of sales in 2018.
The year-over-year increase in gross profit (and the related 70 basis point increase in gross profit margin) during 2018 as compared to 2017 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, and the impact of recently acquired businesses. Increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates partially offset the factors described above.
The year-over-year increase in cost of sales during 2017 as compared to 2016 is due primarily to the impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring actions and changes in currency exchange rates partly offset by material cost and supply chain improvement actions and costs associated with various growth investments in 2016.

The year-over year increase in gross profit (and the related 90 basis point increase in gross profit margin) during 2017 as compared to 2016 is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes, incremental year-over-year cost savings associated with restructuring actions, continued productivity and material cost and supply chain improvement actions, partly offset by incremental year-over-year costs associated with various growth investments and higher year-over-year costs associated with restructuring actions.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$6,452.7	$5,756.1	$5,378.2
Sales, general and administrative (“SG&A”) expenses	1,728.6	1,409.1	1,272.8
Research and development (“R&D”) expenses	414.3	369.3	351.0
SG&A as a % of sales	26.8%	24.5%	23.7%
R&D as a % of sales	6.4%	6.4%	6.5%
SG&A expenses increased during 2018 as compared to 2017 due primarily to transaction costs associated with the announced acquisitions, incremental year-over-year depreciation and amortization from our businesses we acquired over the last two years, continued investments in our sales and marketing growth initiatives and changes in foreign currency exchange rates. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives. SG&A expenses as a percentage of sales increased 230 basis points in 2018 as compared to 2017.
SG&A expenses increased during 2017 as compared to 2016 due primarily to continued investments in our sales and marketing growth initiatives, increased acquisition-related transaction costs and increased general and administrative costs required to operate as a stand-alone public company as compared to the allocations derived from Danaher in the periods prior to the Separation, which primarily impacted the first half of 2017 as compared to the first half of 2016. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and lower year-over-year intangible asset amortization due to certain intangible assets, primarily in our Professional Instrumentation segment, being fully amortized. SG&A expenses as a percentage of sales increased 80 basis points in 2017 as compared to 2016.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during 2018 as compared to 2017 due to incremental year-over-year investments in our product development initiatives and expenses from businesses we acquired over the last two years. On a year-over-year basis, R&D expenses as a percentage of sales were flat as the investments in our product development initiatives grew at the same rate as sales.
R&D expenses increased during 2017 as compared to 2016 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points due primarily to the impact of sales growing at a faster rate than R&D expenses during the period.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 10 to the Consolidated and Combined Financial Statements.
Interest expense of $97 million was recorded during 2018 compared to $89 million during 2017 and $46 million during 2016. Interest expense increased in 2018 due to higher average debt balances during the year. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. We record the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA represents a significant overhaul to the U.S. federal tax code. The TCJA impacts, among other things, U.S.

corporate tax rates, business-related exclusions, deductions, and credits. During 2018, the U.S. Treasury Department issued significant initial guidance. We have completed the accounting for all the impacts of the TCJA based upon the proposed regulations and guidance already provided by federal authorities as of December 31, 2018.
The U.S. Government is still issuing significant amounts of TCJA guidance that we expect to continue into the foreseeable future. On January 15, 2019, Treasury and the Internal Revenue Service issued final Treasury Regulations under Section 965 of the Internal Revenue Code involving the one-time transition tax on international earnings. These final Treasury Regulations are retroactive to the enactment of Section 965 of the TCJA on December 22, 2017. The Company is evaluating the impact of these final Treasury Regulations on the application of Section 965 to the Company’s unremitted international earnings. Any future adjustments resulting from guidance issued after December 31, 2018 will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.
The Company continues to expect that the TCJA will have a favorable impact on our financial statements for the foreseeable future and our future ability to engage in acquisition activities.
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
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. After the TCJA, our ability to obtain a tax benefit in certain countries that continue to have a lower statutory tax rates than the United States is dependent on our levels of taxable income in such foreign countries. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.
The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2008 to 2018. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
We are routinely examined by various domestic and international taxing authorities. In connection with the Separation of Fortive from Danaher, we entered into the Agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “separate” filings prior to the separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, the Company is liable for and has indemnified Danaher against all income tax liabilities involving “separate” filings for the periods prior to the separation.
During 2018, the Company entered into a Tax Matters Agreement in connection with the split-off of the A&S Business. The Company remains liable for pre-disposition income tax liabilities related to the A&S Business.
Comparison of the Years Ended December 31, 2018, 2017 and 2016
Our effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 14.8%, 17.6% and 26.7%, respectively.
Our effective tax rate for 2018 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and the effect of 2018 TCJA adjustments to the 2017 provisional estimates in accordance with SEC Staff Accounting Bulletin No. 118.
Our effective tax rate for 2017, including provisional estimates of the TCJA, differs from the U.S. federal statutory rate of 35.0% due primarily to net favorable impacts associated with the TCJA, our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law, state tax impacts, and favorable adjustments related to differences between estimates included in the 2016 provision and amounts calculated on the 2016 U.S. income tax return filed in October 2017.
Our effective tax rate for 2016 differs from the U.S. federal statutory rate of 35.0% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and the impact of credits and deductions provided by law. The effective tax rate for 2016 includes benefits from the release of reserves resulting from expirations of statutes of limitations, primarily from periods prior to the Separation.
For the period prior to the Separation, current income tax liabilities related to entities which filed jointly with Danaher are assumed to be immediately settled with Danaher and are relieved through Former Parent’s investment. Income tax expense and other income tax related information contained in the consolidated and combined financial statements are presented as if we filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a standalone taxpayer for the periods prior to the Separation. The calculation of our income taxes on a separate income tax return basis requires considerable judgment, estimates and allocations.
COMPREHENSIVE INCOME
Comprehensive income increased by $1.61 billion in 2018 as compared to 2017, due to net earnings that were higher by $1.87 billion and unfavorable changes in foreign currency translation adjustments of $264 million. Favorable pension benefit adjustments in 2018 were $4 million compared to favorable adjustments of $2 million in 2017.
Comprehensive income increased by $442 million in 2017 as compared to 2016, due primarily to favorable changes in foreign currency translation adjustments of $260 million and net earnings that were higher by $172 million. In addition, we recorded favorable pension benefit adjustments of $2 million in 2017 compared to unfavorable adjustments of $8 million in 2016.
INFLATION
The effect of inflation on our revenues and net earnings was not significant in any of the years ended December 31, 2018, 2017 or 2016.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2018, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $145 million.
As of December 31, 2018, our variable-rate debt obligations consisted primarily of U.S. dollar and Euro-denominated commercial paper and term loan borrowings (refer to Note 10 to the Consolidated and Combined Financial Statements for information regarding our outstanding indebtedness as of December 31, 2018). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding U.S. dollar and Euro-denominated commercial paper and delayed-draw term loan, and Yen term loan for the year ended December 31, 2018 was approximately 2.98%, (0.10)%, 2.97% and 0.50%, respectively, and we recorded interest expense of $30.8 million on these variable-rate obligations. A hypothetical 10 basis points increase in market interest rates as of December 31, 2018 on our variable-rate debt obligations as of December 31, 2018 would have increased our interest expense by $2.5 million in 2018.

Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2018 would have resulted in a reduction of stockholders’s equity of approximately $191 million.
Currency exchange rates positively impacted 2018 reported sales by 0.4% as compared to 2017, as the U.S. dollar was, on average, weaker against most major currencies during 2018 as compared to exchange rate levels during 2017. If the exchange rates in effect as of December 31, 2018 were to prevail throughout 2019, currency exchange rates would negatively impact 2019 estimated sales by approximately 1.2% relative to our performance in 2018. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our consolidated and combined financial statements.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk consist of cash and highly-liquid investment grade cash equivalents, and receivables from customers. We place cash and cash equivalents with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although we typically do not obtain collateral or other security to secure these obligations, we regularly monitor the third party depository institutions that hold our cash and cash equivalents. We emphasize safety and liquidity of principal over yield on those funds. In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, and manage our capital structure on a short and long-term basis. Refer also to Note 10 to our consolidated and combined financial statements for additional information.

2018 Financing and Capital Transactions
During 2018, we completed the following financing and capital transactions:

•
On June 29, 2018, we issued 1,380,000 shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received net $1.34 billion in proceeds from the issuance of the MCPS, excluding $43 million of issuance costs. We used the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital and capital expenditures. Each then outstanding share of MCPS will convert automatically on July 1, 2021 into between 10.9041 and 13.3575 common shares, subject to further anti-dilution adjustments.

•
On July 20, 2018, we prepaid $325 million of our outstanding U.S dollar variable interest rate term loan due in 2019, and on October 5, 2018, we prepaid the remaining $175 million of the outstanding balance. The prepayment penalties associated with these payments were immaterial.

•
On August 22, 2018, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan”) with an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan in order to fund, in part, the Accruent Acquisition. The Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate (“LIBOR”) plus a ratings based margin currently at 75 basis points. During 2018, the annual effective rate was approximately 2.97% per annum. The Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. On September 26, 2018 and November 21, 2018, we repaid $400 million of and $950 million of this loan, respectively.

•	On October 1, 2018, in connection with the debt exchange in the split-off of the A&S Business, we retired $244.7 million of our 1.80% senior unsecured notes due in 2019.

•
On November 30, 2018 we entered into an amended and restated agreement (“the Credit Agreement”) extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion. The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $1.0 billion.

2017 Financing Transactions
During 2017, we completed the following financing transactions:

•
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

•
On August 24, 2017, we entered into a term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that matures on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. As of December 31, 2018, borrowings under the Yen Term Loan bear an interest rate of 0.50% per annum and the annual effective rate was approximately 0.50% during the year ended December 31, 2018. The Yen Term Loan is pre-payable at our option, and the terms and conditions, including covenants, applicable to the Yen Term Loan are substantially similar to those applicable to the senior unsecured revolving credit facility (the “Revolving Credit Facility”) as described in Note 10 of the Consolidated and Combined Financial Statements.

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
In connection with the issuance of the Private Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). And, on May 5, 2017 we filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on May 17, 2017. On May 17, 2017, we launched the Exchange Offer, which expired on June 14, 2017. All Private Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Total operating cash provided by continuing operations	$1,201.3	$1,020.1	$982.4

Cash paid for acquisitions, net of cash received	$(2,815.1)	$(1,556.6)	$(190.1)
Payments for additions to property, plant and equipment	(112.3)	(111.1)	(110.1)
Proceeds from sale of property	—	21.5	9.0
All other investing activities	(42.1)	1.5	—
Total investing cash used in continuing operations	$(2,969.5)	$(1,644.7)	$(291.2)

Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	$(266.1)	$556.2	$373.8
Proceeds from borrowings (maturities greater than 90 days)	1,750.0	125.9	2,978.1
Repayment of borrowings (maturities greater than 90 days)	(1,850.0)	—	—
Proceeds from issuance of mandatory convertible preferred stock, net of $43 million of issuance costs	1,337.4	—	—
Payment of common stock cash dividend to shareholders	(96.6)	(97.2)	(48.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.9)	—	—
Payment of cash dividend to former Parent	—	—	(3,000.0)
Net transfers to former Parent	—	—	(301.4)
Other financing activities	39.3	13.4	0.3
Total financing cash provided by continuing operations	$879.1	$598.3	$2.4

Operating Activities
Continuing operations cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $1.20 billion in 2018, an increase of $181 million, or approximately 18%, as compared to 2017. This year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:

•
2018 operating cash flows benefited from higher net earnings from continuing operations as compared to 2017. Net earnings for 2018 benefited from a year-over-year increase in operating profits of $35 million, partially offset by a year-over-year increase in interest expense of $8 million primarily associated with our financing activities, and the 2017 impacts of a non-cash acquisition related gain of $15 million and a gain on the sale of property of $8 million. The year-over-year increase in operating profit was partially offset by higher depreciation and amortization expenses of $103 million largely attributable to our recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•	On a year over year basis, net earnings from continuing operations was $57.8 million lower than 2017 due to the impact of the TCJA, which was enacted in 2017.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $103 million of operating cash flows during 2018 compared to using $20 million of cash during 2017. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $66 million of cash in 2018 as compared to providing $36 million in 2017. The timing of cash tax payments and refunds drove the majority of this change.

Operating cash flows from continuing operations were approximately $1.02 billion in 2017, an increase of $38 million or approximately 4%, as compared to 2016. This year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2017 operating cash flows benefited from higher net earnings from continuing operations as compared to 2016. Net earnings from continuing operations for 2017 benefited from a year-over-year increase in operating profits of $81 million, a $15 million non-cash gain from an acquisition and an $8 million gain on the sale of property. These were partially offset by a year-over-year increase in interest expense, net and other non-operating expenses of $42 million primarily associated with debt issued in June 2016 in connection with the Separation. The year-over-year increase in operating profit was not significantly impacted by changes in depreciation and amortization, which are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $20 million of operating cash flows during 2017 compared to providing $15 million of cash during 2016. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•	Net earnings included a benefit of $70 million representing our provisional estimate of the impacts of the TCJA. This benefit did not impact cash flows in 2017.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations was approximately $2.97 billion during 2018 compared to approximately $1.64 billion and $291 million of net cash used in 2017 and 2016, respectively. For a discussion of our acquisitions refer to “—Overview.”

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchase of equipment that is used in operating-type lease arrangements with customers. Capital expenditures totaled $112 million in 2018, $111 million in 2017 and $110 million in 2016. The change in capital expenditures is due primarily to timing of investments and, in 2017, increased year-over-year expenditures on equipment, which contribute to our recurring revenue base. Excluding the impact of our pending acquisition, we expect capital spending to be between approximately $120 million and $130 million in 2019, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of debt and commercial paper, the issuance of shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) and payments of quarterly cash dividends to shareholders. Financing activities from continuing operations generated cash of $879 million in 2018 compared to $598 million of cash provided in 2017 and $2 million provided in 2016. In 2018, we received proceeds from the issuance of our MCPS of $1.34 billion, received proceeds from borrowings with maturities greater than 90 days of $1.75 billion, repaid net $266.1 million of commercial paper under the Commercial Paper Programs and borrowings with maturities greater than 90 days of $1.85 billion, and paid $132 million of cash dividends to shareholders.
Refer to —Liquidity and Capital Resources section above for a description of our financing activities in 2018, 2017 and 2016.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by the Revolving Credit Facility. We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2018, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
The carrying value of total debt outstanding as of December 31, 2018 was approximately $3.4 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2018. Of this amount, approximately $660 million was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $1.34 billion of indebtedness under the Revolving Credit Facility as of December 31, 2018. Refer to Note 10 to the Consolidated and Combined Financial Statements for information regarding our financing activities and indebtedness.
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
As of December 31, 2018, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.98% and a weighted average remaining maturity of approximately 18 days. As of December 31, 2018, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 58 days.
In 2017, we received net proceeds from the issuance of commercial paper under the Commercial Paper Programs of $556 million, received proceeds from borrowings of $126 million and paid $97 million of cash dividends to shareholders.
In 2016, we incurred approximately $3.4 billion of indebtedness offset by $3.3 billion of payments and net transfers to Former Parent. We no longer make any net transfers to Former Parent as a result of the Separation.
Dividends
On November 8, 2018, we declared a regular quarterly dividend of $0.07 per common share paid on December 28, 2018 to holders of record on November 30, 2018. In addition, Fortive announced that its Board of Directors declared a regular quarterly cash dividend of $12.50 per share of its 5.00% Mandatory Convertible Preferred Stock, Series A, payable on January 2, 2019 to preferred stockholders of record on December 15, 2018. The dividend to preferred shareholders was paid on December 31, 2018.
Aggregate cash payments for the dividends paid to shareholders during the year ended December 31, 2018 were $132 million and were recorded as dividends to shareholders in the Consolidated and Combined Statements of Changes in Equity and the Consolidated and Combined Statements of Cash Flows.

On January 29, 2019 we declared a regular quarterly cash dividend of $0.07 per share payable on March 29, 2019 to common stockholders of record on February 22, 2019 and a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2019 to preferred stockholders of record on March 15, 2019.
Cash and Cash Requirements
As of December 31, 2018, we held approximately $1.18 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of approximately 1.0%. Substantially all of the cash was held outside of the United States.
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
The TCJA that was enacted in December 2017 is materially improving our U.S. liquidity through lower corporate tax rates and enhanced cash repatriation. During the year ended December 31, 2018, we repatriated $275 million in connection with the TCJA and these repatriations did not result in any foreign remittance taxes.

Conversely, we have made an assertion regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. Such earnings are intended for indefinite foreign reinvestment and no provision for non-U.S. income taxes has been made. The amount of income taxes that may be applicable to such earnings is not readily determinable given the unknown duration of local law restrictions as applicable to such earnings, unknown changes in foreign tax law that may occur during the restriction periods, and the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We expect the TCJA to have a favorable impact in our future ability to engage in acquisition activities.
As of December 31, 2018, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
During 2018, we contributed $10 million to our non-U.S. defined benefit pension plans. During 2019, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $8 million. We do not expect to make contributions to the U.S. plan during 2019. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our contractual obligations as of December 31, 2018 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt and leases:
Long-term debt obligations (a)(b)	$3,444.3	$1,118.6	$875.7	$—	$1,450.0
Capital lease obligations(b)	3.0	0.1	0.9	0.5	1.5
Long-term debt	3,447.3	1,118.7	876.6	0.5	1,451.5
Interest payments on long-term debt and capital lease obligations (c)	905.4	70.3	130.0	104.2	600.9
Operating lease obligations (d)	181.4	54.2	73.6	37.5	16.1
Other:
Purchase obligations (e)	335.7	306.2	26.1	3.4	—
Other long-term liabilities reflected on the balance sheet under GAAP (f)(g)	1,125.9	—	118.3	85.0	922.6
Total	$5,995.7	$1,549.4	$1,224.6	$230.6	$2,991.1

(a) As described in Note 10 to the Consolidated and Combined Financial Statements.
(b) Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2018. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(g) Includes non-contractual obligations of $149 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “more than 5 years” column. Also includes our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 13 to the Consolidated and Combined Financial Statements for additional information on unrecognized tax benefits.

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2018:

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$138.0	$74.3	$23.5	$6.2	$34.0

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
Legal Proceedings
Please refer to Note 16 to the Consolidated and Combined Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
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
In 2018, we had thirteen reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranges from $15 million to $1.7 billion. Our annual goodwill impairment analysis in 2018 indicated that in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 0% to approximately 900%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately -10% to approximately 800%. After applying the hypothetical 10% decrease, two reporting units, representing recently acquired businesses, had hypothetical fair values below their carrying value. We evaluated other factors relating to the fair value of these reporting units including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and we concluded no impairment charge was required.
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
Contingent Liabilities: As discussed in Note 16 to the Consolidated and Combined Financial Statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the Consolidated and Combined Financial Statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Revenue Recognition: We derive revenues from the sale of products and services. On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance. Refer to Note 12 to the Consolidated and Combined Financial Statements for additional information on our adoption of this ASU.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Stock-Based Compensation: For a description of our stock-based compensation accounting practices, refer to Note 17 to our Consolidated and Combined Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility and expected forfeiture rate. Given our limited trading history following the Separation, stock price volatility used to calculate the fair value of stock-based payment awards in the post-Separation period was estimated based on an average historical stock price volatility of a group of peer companies. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Pensions: For a description of our pension accounting practices, refer to Note 11 to the Consolidated and Combined Financial Statements. Certain of our non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2018 would have increased the net obligation by $21 million ($17 million on an after tax basis) from the amounts recorded in the financial statements as of December 31, 2018.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.75% to 6.0%. If the expected long-term rate of return on plan assets during 2018 was reduced by 50 basis points, pension expense in 2018 would have increased by $1.0 million ($0.8 million on an after-tax basis).
Income Taxes: For a description of our income tax accounting policies, refer to Note 2 and Note 13 to the Consolidated and Combined Financial Statements.
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

In addition, certain of our tax returns are currently subject to review by tax authorities (see “-Results of Operations - Income Taxes” and Note 13 to the Consolidated and Combined Financial Statements). We believe the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in us being required to record charges for prior year tax obligations which could have a material adverse impact on our financial statements, including our effective tax rate.

An increase in our 2018 effective tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2018 of $11 million.
Corporate Allocations: Prior to the Separation we operated as part of Danaher and not as a stand-alone company. Accordingly, we had been allocated certain shared costs which are reflected as expenses in the combined financial statements for the period prior to the Separation. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the combined financial statements. Refer to Note 20 to the Consolidated and Combined Financial Statements for a description of the pre-Separation allocations from Danaher and related party transactions.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards relevant to our businesses, refer to Note 2 to the Consolidated and Combined Financial Statements.
SEPARATION FROM DANAHER
In connection with the Separation, on July 1, 2016, we entered into agreements that govern the Separation and the relationships between the parties following the Separation, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Danaher Business System license agreement and a transition services agreement (collectively the “Agreements”).
Prior to the Separation on July 1, 2016, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described above, financial transactions relating to our business operations during the period prior to the Separation were accounted for through the Former Parent’s investment, net (“Former Parent’s Investment”) account. Accordingly, none of our Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to us in the financial statements for the periods prior to the Separation. As a result of the Separation, we no longer participate in Danaher’s cash management and financing operations.
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with GAAP. The combined financial statements for the period prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20 to the Consolidated and Combined Financial Statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”) on July 27, 2018 and Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”) on September 6, 2018. The Company has not yet fully incorporated the internal controls and procedures of Gordian and Accruent into the Company’s internal control over financial reporting, and as such, management excluded Gordian and Accruent from its assessment of the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2018. Collectively, Gordian and Accruent constituted less than 30% of the Company’s total assets as of December 31, 2018 and less than 5% of the Company’s total revenues for the year ended December 31, 2018.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 27, 2019 appears on page 47 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on Internal Control over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Report of Management on Fortive Corporation's Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Athena SuperHoldCo, Incorporated (“Accruent”) and TGG Ultimate Holdings, Incorporated (“Gordian”), which are included in the 2018 consolidated and combined financial statements of the Company. Collectively, Accruent and Gordian constituted less than 30% of the Company’s total assets as of December 31, 2018 and less than 5% of the Company’s total revenues for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Accruent and Gordian.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fortive Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated and combined statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated and combined statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
Seattle, Washington
February 27, 2019

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2018	2017
ASSETS
Current assets:
Cash and equivalents	$1,178.4	$962.1
Accounts receivable less allowance for doubtful accounts of $54.9 million and $43.2 million at December 31, 2018 and December 31, 2017, respectively	1,195.1	1,020.5
Inventories	574.5	506.7
Prepaid expenses and other current assets	193.2	243.7
Current assets, discontinued operations	30.0	203.8
Total current assets	3,171.2	2,936.8
Property, plant and equipment, net	576.1	610.4
Other assets	548.9	469.5
Goodwill	6,133.1	4,560.3
Other intangible assets, net	2,476.3	1,256.4
Other assets, discontinued operations	—	667.2
Total assets	$12,905.6	$10,500.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$455.6	$—
Trade accounts payable	706.5	629.0
Accrued expenses and other current liabilities	999.3	815.3
Current liabilities, discontinued operations	30.7	158.0
Total current liabilities	2,192.1	1,602.3
Other long-term liabilities	1,125.9	969.7
Long-term debt	2,974.7	4,056.2
Long-term liabilities, discontinued operations	—	64.2
Commitments and Contingencies
Equity:
5.0% Mandatory convertible preferred stock, series A: $0.01 par value, 15.0 million shares authorized; 1.4 million shares issued and outstanding at December 31, 2018; no shares issued or outstanding at December 31, 2017	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 335.1 and 348.2 million issued; 334.5 and 347.8 million outstanding at December 31, 2018 and December 31, 2017, respectively	3.4	3.5
Additional paid-in capital	3,126.0	2,444.1
Retained earnings	3,552.7	1,350.3
Accumulated other comprehensive income (loss)	(86.6)	(7.6)
Total Fortive stockholders’ equity	6,595.5	3,790.3
Noncontrolling interests	17.4	17.9
Total stockholders’ equity	6,612.9	3,808.2
Total liabilities and equity	$12,905.6	$10,500.6
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2018	2017	2016
Sales of products	$5,755.0	$5,173.3	$4,814.0
Sales of services	697.7	582.8	564.2
Total sales	6,452.7	5,756.1	5,378.2
Cost of product sales	(2,657.2)	(2,440.3)	(2,302.7)
Cost of service sales	(474.2)	(394.4)	(390.0)
Total cost of sales	(3,131.4)	(2,834.7)	(2,692.7)
Gross profit	3,321.3	2,921.4	2,685.5
Operating costs:
Selling, general, and administrative expenses	(1,728.6)	(1,409.1)	(1,272.8)
Research and development expenses	(414.3)	(369.3)	(351.0)
Operating profit	1,178.4	1,143.0	1,061.7
Non-operating income (expense):
Gain from acquisition	—	15.3	—
Interest expense, net	(97.0)	(88.7)	(46.4)
Other non-operating expenses	(3.0)	4.0	(4.8)
Earnings from continuing operations before income taxes	1,078.4	1,073.6	1,010.5
Income taxes	(160.1)	(189.3)	(270.3)
Net earnings from continuing operations	918.3	884.3	740.2
Earnings from discontinued operations, net of income taxes	1,995.5	160.2	132.1
Net earnings	2,913.8	1,044.5	872.3
Mandatory convertible preferred dividends	(34.9)	—	—
Net earnings attributable to common stockholders	$2,878.9	$1,044.5	$872.3

Net earnings per common share from continuing operations:
Basic	$2.56	$2.54	$2.14
Diluted	$2.52	$2.51	$2.13
Net earnings per share from discontinued operations:
Basic	$5.78	$0.46	$0.38
Diluted	$5.69	$0.45	$0.38
Net earnings per share:
Basic	$8.33	$3.01	$2.52
Diluted	$8.21	$2.96	$2.51
Average common stock and common equivalent shares outstanding:
Basic	345.5	347.5	345.7
Diluted	350.7	352.6	347.3
The sum of net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2018	2017	2016
Net earnings	$2,913.8	$1,044.5	$872.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(127.3)	136.6	(123.8)
Pension adjustments	3.6	1.6	(7.6)
Total other comprehensive income (loss), net of income taxes	(123.7)	138.2	(131.4)
Comprehensive income	$2,790.1	$1,182.7	$740.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Former Parent’s Investment, Net	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	—	$—	—	$—	$—	$—	$5,193.9	$(14.4)	$3.0
Net earnings for the period	—	—	—	—	—	451.4	420.9	—	—
Recapitalization	345.2	3.5	—	—	—	—	(3.5)	—	—
Cash dividend paid to Former Parent	—	—	—	—	—	—	(3,000.0)	—	—
Dividends to common shareholders	—	—	—	—	—	(48.4)	—	—	—
Net transfers to Former Parent	—	—	—	—	—	—	(301.4)	—	—
Non-cash adjustment to Net former Parent investment	—	—	—	—	2,381.3	—	(2,332.3)	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(131.4)	—
Former Parent common stock-based award activity	—	—	—	—	—	—	22.4	—	—
Fortive common stock-based award activity	0.7	—	—	—	45.9	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	0.1
Balance, December 31, 2016	345.9	3.5	—	—	2,427.2	403.0	—	(145.8)	3.1
Net earnings for the period	—	—	—	—	—	1,044.5	—	—	—
Dividends to common shareholders	—	—	—	—	—	(97.2)	—	—	—
Non-cash adjustment to Net former Parent investment	—	—	—	—	(50.2)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	138.2	—
Common stock-based award activity	1.9	—	—	—	67.1	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	—	—	14.8
Balance, December 31, 2017	347.8	3.5	—	—	2,444.1	1,350.3	—	(7.6)	17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—	—
Balance, January 1, 2018	347.8	3.5	—	—	2,444.1	1,346.4	—	(7.6)	17.9
Net earnings for the period	—	—	—	—	—	2,913.8	—	—	—
Dividends to common shareholders	—	—	—	—	—	(96.6)	—	—	—

Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(34.9)	—	—	—
Non-cash adjustment to Net former Parent investment	—	—	—	—	9.1	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	(123.7)	—
Common stock-based award activity	2.5	0.1	—	—	95.7	—	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—	—
Split-off of A&S Business	(15.8)	(0.2)		—	(759.9)	(576.0)	—	44.7	—
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)
Balance, December 31, 2018	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$—	$(86.6)	$17.4
See the accompanying Notes to the Consolidated and Combined Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2018	2017	2016
Cash flows from operating activities:
Net earnings from continuing operations	$918.3	$884.3	$740.2
Noncash items:
Depreciation	125.7	93.3	75.6
Amortization	135.1	65.0	85.3
Stock-based compensation expense	50.8	44.2	40.7
Impairment charges on intangible assets	1.1	2.3	4.8
Gain on acquisition	—	(15.3)	—
Gain on sale of property	—	(8.0)	—
Change in deferred income taxes	7.7	(61.0)	(15.3)
Change in trade accounts receivable, net	(105.9)	(55.4)	33.8
Change in inventories	(73.4)	17.5	(31.3)
Change in trade accounts payable	76.2	17.7	12.3
Change in prepaid expenses and other assets	63.3	(100.5)	(16.7)
Change in accrued expenses and other liabilities	2.4	136.0	53.0
Total operating cash provided by continuing operations	1,201.3	1,020.1	982.4
Total operating cash provided by discontinued operations	143.1	156.3	154.5
Net cash provided by operating activities	1,344.4	1,176.4	1,136.9
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(2,815.1)	(1,556.6)	(190.1)
Payments for additions to property, plant and equipment	(112.3)	(111.1)	(110.1)
Proceeds from sale of property	—	21.5	9.0
All other investing activities	(42.1)	1.5	—
Total investing cash used in continuing operations	(2,969.5)	(1,644.7)	(291.2)
Total investing cash provided by discontinued operations	1,002.9	(25.0)	(19.6)
Net cash used in investing activities	(1,966.6)	(1,669.7)	(310.8)
Cash flows from financing activities:
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(266.1)	556.2	373.8
Proceeds from borrowings (maturities greater than 90 days)	1,750.0	125.9	2,978.1
Repayment of borrowings (maturities greater than 90 days)	(1,850.0)	—	—
Proceeds from issuance of mandatory convertible preferred stock, net of $43 million of issuance costs	1,337.4	—	—
Payment of common stock cash dividend to shareholders	(96.6)	(97.2)	(48.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.9)	—	—
Payment of cash dividend to former Parent	—	—	(3,000.0)
Net transfers to former Parent	—	—	(301.4)
Other financing activities	39.3	13.4	0.3
Total financing cash provided by continuing operations	879.1	598.3	2.4
Total financing cash provided by discontinued operations	—	1.4	1.4
Net cash provided by financing activities	879.1	599.7	3.8
Effect of exchange rate changes on cash and equivalents	(40.6)	52.5	(26.7)
Net change in cash and equivalents	216.3	158.9	803.2
Beginning balance of cash and equivalents	$962.1	$803.2	$—
Ending balance of cash and equivalents	$1,178.4	$962.1	$803.2
See the accompanying Notes to the Consolidated and Combined Financial Statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive” or “the Company”) is a diversified industrial growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation solutions, transportation technology, sensing, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries.
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; software, data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, and healthcare applications. Product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
The Industrial Technologies segment consists of our Transportation Technologies and Franchise Distribution businesses. Our Transportation Technologies business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management. Our Franchise Distribution business manufactures and distributes professional tools and a full line of wheel service equipment.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) to our shareholders who elected to exchange shares of our common stock for all issued and outstanding shares of Stevens Holding Company, Inc. (“Stevens”), the entity we incorporated to hold the A&S Business. The split-off was immediately followed by the merger of Stevens with a subsidiary of Altra Industrial Motion Corp. (“Altra”). Our shareholders who participated in the exchange offer tendered approximately 15.8 million shares of our common stock in exchange for 35.0 million shares of Altra. Concurrently with such split-off, we sold directly to Altra the remainder of the assets and liabilities of A&S Business that were not otherwise contributed to Stevens. Accordingly, the A&S Business have been reported as discontinued operations in our Consolidated and Combined Statements of Income, and the related assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated and Combined Balance Sheets for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations. Prior to the disposition, the A&S Business was reported in our Industrial Technologies segment.
Prior to our separation from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 (the “Separation”), our businesses were comprised of certain Danaher operating units (the “Fortive Businesses”). Refer to Note 20 for additional information regarding the Separation.
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior year financial information to conform to the current period presentation. Unless otherwise indicated, all amounts in the Notes to the Consolidated and Combined Financial Statements refer to continuing operations.

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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts are reported in the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from our trade accounts, contract and financing receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. We regularly perform detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $49 million, $38 million and $31 million of expense associated with doubtful accounts for the years ended December 31, 2018, 2017 and 2016, respectively.
Included in other assets on the Consolidated Balance Sheets as of December 31, 2018 and 2017 are $263 million and $247 million of net aggregate financing receivables, respectively. Financing receivables are evaluated for impairment collectively in broad groupings that represent homogeneous portfolios based on the underlying nature and risks.
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
Product Sales include revenues from the sale of products and equipment, which includes our software as a service product offerings and equipment rentals.
Service Sales includes revenues from extended warranties, post-contract customer support, maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.
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
Our principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily record revenue upon shipment as we have transferred control to the customer at that point and our performance obligations are satisfied. We evaluate contracts with delivery terms other than FOB Shipping Point and recognize revenue when we have transferred control and satisfied our performance obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
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
Restructuring—We periodically initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. We record the cost of the restructuring activities when the associated liability is incurred. Refer to Note 14 for additional information.
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
Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 17 for additional information on the stock-based compensation plans.
We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”). The expense associated with our employees who participated in the Danaher Plans was allocated to us in the accompanying Consolidated and Combined Statements of Earnings for the period prior to the Separation.
Income Taxes—In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated and Combined Statements of Earnings. We establish valuation allowances for our deferred tax assets if, in our assessment, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated and Combined Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. We recognize tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated and combined financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 13 for additional information.
As discussed in Note 13, for the periods prior to the Separation, current income tax liabilities are assumed to be immediately settled with Danaher and are relieved through Former Parent's Investment. Income tax expense and other income tax related information contained in the consolidated and combined financial statements for the period prior to the Separation are presented as if we filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we had been a standalone taxpayer for the periods prior to the Separation. The calculation of our income taxes on a separate income tax return basis requires considerable judgment, estimates, and allocations.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of accumulated OCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $9.4 million for the year ended December 31, 2018, losses of $18.8 million for the year ended December 31, 2017, and gains of $0.6 million for the year ended December 31, 2016 in OCI related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedges during the years ended December 31, 2018, 2017 and 2016.
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2016	$51.2	$(65.6)		$(14.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(123.8)	(13.8)		(137.6)
Income tax impact	—	2.0		2.0
Other comprehensive income (loss) before reclassifications, net of income taxes	(123.8)	(11.8)		(135.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.5	(a)	5.5
Income tax impact	—	(1.3)		(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	4.2		4.2
Net current period other comprehensive income (loss):	(123.8)	(7.6)		(131.4)
Balance, December 31, 2016	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	136.6	(3.5)		133.1
Income tax impact	—	0.9		0.9
Other comprehensive income (loss) before reclassifications, net of income taxes	136.6	(2.6)		134.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.5	(a)	5.5
Income tax impact	—	(1.3)		(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.2		4.2
Net current period other comprehensive income (loss)	136.6	1.6		138.2
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(127.3)	0.3		(127.0)
Income tax impact	—	(0.2)		(0.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(127.3)	0.1		(127.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	4.3	(a)	4.3
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	3.5		3.5
Net current period other comprehensive income (loss)	(127.3)	3.6		(123.7)
Divestiture of A&S Business	34.0	10.7		44.7
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 11 for additional details) and also includes activity related to the divestiture of the A&S Business.

(b) Includes balances relating to employee defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

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
New Accounting Standards
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. The standard also requires lessees and lessors to disclose the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from the current standard. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. This standard is effective for us beginning January 1, 2019, and it also provides for certain practical expedients that we plan to elect. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt this standard on January 1, 2019 utilizing the new transition method. Based on our efforts to date, we expect the recognition of the right-of-use asset and lease liability for our real estate and equipment leases will have a material impact on the Consolidated Balance Sheets, and we are still assessing the impact of this guidance on our recent acquisitions. We do not expect this standard to have a material impact on our future Consolidated Statements of Earnings and do not expect the adoption of this guidance to impact our ability to comply with our debt covenants.
NOTE 3. ACQUISITIONS
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
The following describes our acquisition activity for the three years ended December 31, 2018.

Completed Acquisitions in 2018
Accruent
On September 6, 2018, we acquired Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance and reducing safety risks. Accruent is headquartered in Austin, Texas, and is included in our the Professional Instrumentation Segment. Accruent generated annual revenues of approximately $200 million in 2017. We financed the Accruent Acquisition with available cash and proceeds from our financing activities. We preliminarily recorded approximately $1.1 billion of goodwill related to the Accruent Acquisition which is not tax deductible.

Gordian
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service, for a total purchase price of $778 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model. Gordian is headquartered in Greenville, South Carolina, and is included in our Professional Instrumentation segment. Gordian generated annual revenues of approximately $110 million in 2017. We financed the Gordian Acquisition with available cash. We preliminarily recorded approximately $429 million of goodwill related to the Gordian Acquisition which is not tax deductible.
Revenue and operating losses attributable to these acquisitions was $115 million and $51 million for the year ended December 31, 2018, respectively.

In addition to the acquisitions of Accruent and Gordian, during 2018, we acquired two businesses for total consideration of $44 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $35 million. We preliminarily recorded an aggregate of $31 million of goodwill related to these acquisitions.
During 2017, we acquired three businesses for total consideration of $1.56 billion in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $389 million. We recorded an aggregate of $1.04 billion of goodwill related to these acquisitions.
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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the years ended December 31 ($ in millions):

	2018	2017	2016
Accounts receivable	$86.7	$103.7	$5.2
Inventories	3.9	37.3	2.2
Property, plant and equipment	7.1	137.1	0.6
Goodwill	1,601.2	1,035.2	113.2
Other intangible assets, primarily customer relationships, trade names and technology	1,345.8	587.8	82.7
Trade accounts payable	(9.9)	(18.7)	(1.5)
Other assets and liabilities, net	(219.7)	(289.0)	(12.3)
Previously held investment	—	(36.8)	—
Net cash consideration	$2,815.1	$1,556.6	$190.1

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisitions in 2018 discussed above, and all of the other 2018 acquisitions as a group ($ in millions):

	Accruent	Gordian	Other	Total
Accounts receivable	$54.3	$28.7	$3.7	$86.7
Inventories	—	—	3.9	3.9
Property, plant and equipment	4.1	2.6	0.4	7.1
Goodwill	1,141.0	428.9	31.3	1,601.2
Other intangible assets, primarily customer relationships, trade names and technology	953.0	386.0	6.8	1,345.8
Trade accounts payable	(8.8)	(1.0)	(0.1)	(9.9)
Other assets and liabilities, net	(150.2)	(67.1)	(2.4)	(219.7)
Net cash consideration	$1,993.4	$778.1	$43.6	$2,815.1

We incurred approximately $25 million of pretax transaction-related costs related to these four acquisitions in 2018 and incurred approximately $19 million of pretax transaction-related costs in 2017, which were primarily for banking fees, legal fees, amounts paid to other third-party advisers, and other change in control costs. Transaction-related costs for acquisitions closed in 2016 were not material. Transaction-related costs are recorded in SG&A.
We recorded certain adjustments to the preliminary purchase price allocation of acquisitions that closed during 2018 that resulted in a net increase of $61 million to goodwill. Purchase price allocation adjustments recorded in 2018 that related to acquisitions closed in 2017 were immaterial.
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

	2018	2017
Sales	$6,707.3	$6,407.5
Net earnings from continuing operations	$834.6	$707.6
Diluted net earnings per share from continuing operations	$2.38	$2.01

Pending Acquisition
Advanced Sterilization Products
On June 6, 2018, we made a binding offer to Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. On September 20, 2018, Ethicon, Inc. accepted our offer and countersigned the purchase agreement. The transaction is expected to close after the end of the first quarter of 2019 and is subject to customary closing conditions.
ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.
NOTE 4. DISCONTINUED OPERATIONS
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems that were previously reported within our Industrial Technologies segment. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 shares of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250.0 million as part of a non-cash debt-for-debt exchange that reduced outstanding indebtedness of Fortive, which was inclusive of accrued interest and related fees; and (iv) $150 million in cash paid to us by Stevens Holding Company, Inc. as a dividend. We recognized an after-tax gain on the transaction of $1.9 billion.

The accounting requirements for reporting the disposition of the A&S Business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations.

We incurred approximately $77 million of pretax transaction-related costs associated with the divestiture during the year ended December 31, 2018, which was primarily for professional fees. These amounts are recorded in the gain on disposition of discontinued operations before income taxes.

We are providing certain support services under transition services agreements, and the impact of these services on our consolidated and combined financial statements was immaterial.

The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2018	2017	2016
Sales	$750.5	$900.0	$846.1
Cost of sales	(438.9)	(522.9)	(497.2)
Selling, general and administrative expenses	(92.3)	(124.5)	(126.0)
Research and development expenses	(26.9)	(36.7)	(33.8)
Gain on disposition of discontinued operations before income taxes	1,909.9	—	—
Interest expense and other	(4.6)	(5.3)	(2.6)
Earnings before income taxes	2,097.7	210.6	186.5
Income taxes	(102.2)	(50.4)	(54.4)
Net earnings	$1,995.5	$160.2	$132.1

Interest expense related to the debt retired as part of the debt-for-debt exchange was allocated to discontinued operations for all periods presented.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s accompanying Consolidated Balance Sheets as of December 31 ($ in millions):

	2018	2017
ASSETS
Trade accounts receivable, net	$4.2	$123.1
Inventories	4.4	73.9
Other current assets	21.4	6.8
Total current assets, discontinued operations	30.0	203.8
Property, plant and equipment, net	—	102.1
Goodwill	—	538.2
Other intangible assets, net	—	19.6
Other non-current assets	—	7.3
Total other assets, discontinued operations	—	667.2
Total assets, discontinued operations	$30.0	$871.0
LIABILITIES
Current liabilities:
Trade accounts payable	$9.2	$98.5
Accrued expenses and other current liabilities	21.5	59.5
Total current liabilities, discontinued operations	30.7	158.0
Other long-term liabilities	—	64.2
Total liabilities, discontinued operations	$30.7	$222.2

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2018	2017
Finished goods	$219.5	$201.3
Work in process	103.1	73.1
Raw materials	251.9	232.3
Total	$574.5	$506.7

As of December 31, 2018 and 2017, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2018	2017
Land and improvements	$63.1	$64.9
Buildings and leasehold improvements	343.6	341.4
Machinery and equipment	1,059.2	1,028.5
Gross property, plant and equipment	1,465.9	1,434.8
Less: accumulated depreciation	(889.8)	(824.4)
Property, plant and equipment, net	$576.1	$610.4

No interest was capitalized related to capitalized expenditures in any period.

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
In 2018, we had thirteen reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $15 million to approximately $1.7 billion. No goodwill impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016 and no “triggering” events have occurred subsequent to the performance of the 2018 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of our goodwill by segment ($ in millions):

	Professional Instrumentation	Industrial Technologies	Total
Balance, January 1, 2017	$2,423.7	$1,021.4	$3,445.1
Attributable to 2017 acquisitions	851.8	183.4	1,035.2
Foreign currency translation & other	55.5	24.5	80.0
Balance, December 31, 2017	3,331.0	1,229.3	4,560.3
Attributable to 2018 acquisitions	1,571.8	29.4	1,601.2
Foreign currency translation & other	(8.2)	(20.2)	(28.4)
Balance, December 31, 2018	$4,894.6	$1,238.5	$6,133.1

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$614.0	$(280.8)	$373.9	$(252.4)
Customer relationships and other intangibles	2,204.2	(589.9)	1,214.7	(495.5)
Total finite-lived intangibles	2,818.2	(870.7)	1,588.6	(747.9)
Indefinite-lived intangibles:
Trademarks and trade names	528.8	—	415.7	—
Total intangibles	$3,347.0	$(870.7)	$2,004.3	$(747.9)

During 2018 we acquired finite-lived intangible assets, consisting primarily of customer relationships and developed technology, with weighted average life of 12 years. During 2017, we acquired finite-lived intangible assets, consisting primarily of customer relations, with a weighted average life of 13 years. Refer to Note 3 for additional information on the intangible assets acquired.

Total intangible amortization expense in 2018, 2017 and 2016 was $135 million, $65 million and $85 million, respectively. Based on the intangible assets recorded as of December 31, 2018, amortization expense is estimated to be $201 million during 2019, $194 million during 2020, $191 million during 2021, $181 million during 2022 and $166 million during 2023.
NOTE 8. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value for assets and liabilities required to be carried at fair value and provide for certain disclosures related to the valuation methods used within the valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Deferred compensation liabilities	—	$20.8	—	$20.8
December 31, 2017
Deferred compensation liabilities	—	$20.0	—	$20.0

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
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$455.6	$454.9	$—	$—
Long-term debt, net of current maturities	$2,974.7	$2,867.5	$4,056.2	$4,051.8

As of December 31, 2018 and December 31, 2017, long-term borrowings were categorized as Level 1.
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
Refer to Note 11 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2018		2017
	Current	Long-term	Current	Long-term
Compensation and post retirement benefits	$244.5	$60.2	$232.7	$59.5
Claims, including self-insurance and litigation	10.9	74.4	20.3	70.5
Pension benefit obligations	7.8	117.6	10.0	126.5
Taxes, income and other	174.7	728.3	86.1	573.0
Deferred revenue	288.1	92.6	211.4	86.7
Sales and product allowances	49.8	—	39.5	—
Warranty	71.0	1.1	63.9	1.4
Other	152.5	51.7	151.4	52.1
Total	$999.3	$1,125.9	$815.3	$969.7

NOTE 10. FINANCING
The carrying value of the components of our debt as of December 31 were as follows ($ in millions):

	2018	2017
U.S. dollar-denominated commercial paper	$390.1	$665.1
Euro-denominated commercial paper	270.1	282.7
U.S. dollar variable interest rate term loan due 2019	—	500.0
Delayed-draw term loan due 2019	400.0	—
Yen variable interest rate term loan due 2022	125.7	122.4
1.80% senior unsecured notes due 2019	55.6	298.9
2.35% senior unsecured notes due 2021	747.0	745.9
3.15% senior unsecured notes due 2026	891.9	891.0
4.30% senior unsecured notes due 2046	546.9	546.8
Other	3.0	3.4
Long-term debt	3,430.3	4,056.2
Less: Current portion of long-term debt	455.6	—
Long-term debt, net of current maturities	$2,974.7	$4,056.2

Unamortized debt discounts, net of premiums and issuance costs of $17 million and $18 million as of December 31, 2018 and December 31, 2017, respectively, have been netted against the aggregate principal amounts of the components of debt table above.
Credit Facilities
U.S Dollar Variable Rate Term Loan
On June 16, 2016, we entered into a credit agreement with a syndicate of banks that provides for a three-year $500 million senior term facility that expires on June 16, 2019 (the “U.S. dollar variable rate term loan”) and we borrowed the entire $500 million of loans under the Term Facility. On July 20, 2018, we prepaid $325 million of our outstanding U.S dollar variable rate term loan due in 2019, and on October 5, 2018, we prepaid the remaining $175 million of the outstanding balance. The prepayment penalties associated with these payments were immaterial.
Delayed-draw Term Loan
On August 22, 2018, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan”) with an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan in order to fund, in part, the Accruent Acquisition. The

Delayed-Draw Term Loan bears interest at a variable rate equal to the LIBOR plus a ratings based margin currently at 75 basis points. During 2018, the annual effective rate was approximately 2.97% per annum. The Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility. On September 26, 2018 and on November 21, 2018, we repaid $400 million and $950 million of this loan, respectively.
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that matures on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. The annual effective interest rate was approximately 0.50% per annum as of and for the year ended December 31, 2018. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
The terms and conditions, including covenants, applicable to the Yen Term Loan are substantially similar to those applicable to the senior unsecured revolving credit facility established in 2016 (the “Revolving Credit Facility”) as described below.
Revolving Credit Facility
On June 16, 2016, we entered into a five-year $1.5 billion Revolving Credit Facility that expires on June 16, 2021. On November 30, 2018 we entered into an amended and restated agreement (“the Credit Agreement”) extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion. The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $1.0 billion.
Borrowings under the Revolving Credit Facility bear interest at a rate equal (at our option) to either (1) a LIBOR-based rate (the “LIBOR-Based Rate”) plus a margin of between 80.5 and 117.5 basis points, depending on our long-term debt credit rating, or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 17.5 basis points, plus in each case a margin that varies according to our long-term debt credit rating. We are obligated to pay an annual facility fee for the Revolving Credit Facility of between 7.0 and 20.0 basis points varying according to our long-term debt credit rating.
The Credit Agreement requires us to maintain a consolidated net leverage ratio of debt to Consolidated EBITDA (as defined in the Credit Agreement) of less than 3.50 to 1.00; provided that the maximum Consolidated Net Leverage Ratio will be increased to 4.00 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us in which the purchase price exceeds $250 million. The Credit Agreement also requires us to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.50 to 1.00 as of the end of any fiscal quarter. The Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2018 and December 31, 2017, we were in compliance with all covenants under the Credit Agreement and had no borrowings outstanding under the Revolving Credit Facility.
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
The details of our Commercial Paper Programs as of December 31, 2018 were as follows ($ in millions):

	Carrying Value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated	$390.1	2.98%	18
Euro-denominated	$270.1	(0.10)%	58

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
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2018 as long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Long-Term Indebtedness
On June 20, 2016, we completed the private placement of each series of senior unsecured notes (the “Private Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. In connection with the issuance of the Private Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). On May 5, 2017 we filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on May 17, 2017. On May 17, 2017, we launched the Exchange Offer, which expired on June 14, 2017. All Private Notes were tendered and exchanged for the following Registered Notes in the Exchange Offer:

•
$300 million aggregate principal amount of senior notes due June 15, 2019 (the “2019 Notes”) issued at 99.893% of their principal amount and bearing interest at the rate of 1.80% per year. In connection with the debt exchange in the split-off of the A&S Business on October 1, 2018, we retired $244.7 million of these notes.

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

Interest on the Registered Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
We received net proceeds, after underwriting discounts and arrangement fees from the issuance of the Registered Notes and Term Facility, of approximately $3.0 billion and used these funds to make a $3.0 billion cash dividend payment to Danaher in connection with the Separation.

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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2018, we were in compliance with all of our covenants.
Other
We made interest payments of $102 million during 2018, $87 million during 2017 and $41 million during 2016.
There are $456 million of minimum principal payments due under our total long-term debt during 2019. The future minimum principal payments due are presented in the following table:

	Term Loans	Registered Notes	Total
2019	$400.0	$55.3	$455.3
2020	—	—	—
2021	—	750.0	750.0
2022	125.7	—	125.7
2023	—	—	—
Thereafter	—	1,450.0	1,450.0
Total principal payments (a)	$525.7	$2,255.3	$2,781.0

(a) Not included in the table above are discounts, net of premiums and issuance costs associated with the Notes and the Commercial Paper Programs, which totaled $17 million as of December 31, 2018, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2018. In addition, the table above does not include principal balances of $663.3 million under the Commercial Paper Programs and other financing balances of $3 million.

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

Subsequent Events
Indenture, Notes and Guarantees
On February 22, 2019, we issued $1.437 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Notes were sold in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The Notes were issued pursuant to an indenture (the “Indenture”), dated February 22, 2019, between us, The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), and the guarantors party thereto. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by four of our wholly-owned domestic subsidiaries (the “Guarantees”). Under the Indenture, the Notes will be our senior unsecured obligations, and the Notes and the Guarantees will rank equally in right of payment with all of our and the guarantors’ existing and future liabilities that are not subordinated, but will effectively rank junior to any of our and the guarantors secured indebtedness to the extent of the value of the assets securing such indebtedness. In addition, the Notes are structurally subordinated to all of the existing and future obligations, including trade payables, of our subsidiaries that do not guarantee the Notes.
The Notes will bear interest at a rate of 0.875% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The Notes will mature on February 15, 2022, unless earlier repurchased or converted in accordance with their terms prior to such date.

The Notes are convertible into shares of our common stock at an initial conversion rate of 9.3777 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $106.64 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a premium of approximately 32.5% to the $80.48 per share closing price of our common stock on February 19, 2019. Upon conversion of the Notes, holders will receive cash, shares of our common stock, or a combination thereof, at Fortive’s election. Our current intention is to settle such conversions through cash up to the principal amount of the converted Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the converted Notes.

Prior to November 15, 2021, the Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Notes.

The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder that elects to convert its Notes in connection with such corporate event in certain circumstances.

The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. If we undergo a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes. The fundamental change purchase price will be 100% of the principal amount of the Notes to be repurchased plus any accrued and unpaid additional interest up to but excluding the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on all the Notes to be due and payable.

We intend to use the net proceeds from the offering to fund a portion of the cash consideration payable for, and certain costs associated with, our pending acquisition of ASP. If the acquisition of ASP is not completed, we will use the net proceeds of the offering for working capital and other general corporate purposes, which may include, without limitation, the funding of potential future acquisitions, capital expenditures, investments in or loans to our subsidiaries, refinancing of outstanding indebtedness, share repurchases, dividends and satisfaction of other obligations.

Amendment to Term Loan and Revolving Credit Facilities
In connection with the offering of the Notes, on February 21, 2019, we entered into amendments to the credit facility agreement associated with our Delayed-Draw Term Loan dated as of August 22, 2018, and our Credit Agreement, dated as of November 30, 2018, to exclude the Guarantees from the limitations on subsidiary indebtedness under the Agreements.

NOTE 11. PENSION PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors. During 2017, we completed the acquisition of a company with a frozen U.S. pension plan, and, as such, there are no ongoing benefit accruals associated with the acquired U.S. pension plan.
The following sets forth the funded status of our plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2018	2017	2018	2017
Change in pension benefit obligation:
Benefit obligation at beginning of year	$33.7	$—	$300.8	$292.3
Service cost	—	—	1.3	3.5
Interest cost	1.2	0.3	5.7	5.8
Employee contributions	—	—	0.2	1.3
Benefits paid and other	(1.3)	(0.2)	(9.5)	(9.3)
Plan combinations/acquisitions	—	33.1	—	1.5
Actuarial loss (gain)	(2.7)	0.5	(7.0)	(10.8)
Amendments, settlements and curtailments	—	—	(3.0)	(17.6)
Foreign exchange rate impact	—	—	(14.2)	34.1
Benefit obligation at end of year	30.9	33.7	274.3	300.8
Change in plan assets:
Fair value of plan assets at beginning of year	25.8	—	172.2	164.2
Actual return on plan assets	(1.2)	0.5	(3.1)	(8.3)
Employer contributions	—	—	9.8	10.4
Employee contributions	—	—	0.2	1.3
Amendments and settlements	—	—	(4.4)	(5.1)
Benefits paid and other	(1.3)	(0.2)	(9.5)	(9.3)
Plan combinations/acquisitions	—	25.5	—	0.9
Foreign exchange rate impact	—	—	(8.7)	18.1
Fair value of plan assets at end of year	23.3	25.8	156.5	172.2
Funded status	$(7.6)	$(7.9)	$(117.8)	$(128.6)

The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2018 and 2017 is immaterial.
Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Discount rate	4.40%	3.73%	2.30%	2.16%
Rate of compensation increase	N/A	N/A	2.63%	2.39%

Components of net periodic pension cost

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2018	2017	2018	2017	2016
Service cost	$—	$—	$1.3	$3.5	$3.1
Interest cost	1.2	0.3	5.7	5.8	7.2
Expected return on plan assets	(1.4)	(0.3)	(5.8)	(6.2)	(6.8)
Amortization of net loss	—	—	2.6	3.8	4.1
Net curtailment and settlement loss recognized	—	—	1.0	0.9	0.2
Net periodic pension cost	$(0.2)	$—	$4.8	$7.8	$7.8

Included in accumulated other comprehensive income (loss) as of December 31, 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $1 million ($1 million, net of tax) and unrecognized actuarial losses of approximately $74 million ($56 million, net of tax). The unrecognized prior service cost included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2019 is immaterial. The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2019 is $3 million ($2 million, net of tax). The unrecognized losses are calculated as the difference between the actuarially determined projected benefit obligation, the value of the plan assets and the accumulated contributions in excess of net periodic pension cost as of December 31, 2018. No plan assets are expected to be returned to us during the year ending December 31, 2019.
Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017	2016
Discount rate	3.73%	3.83%	2.16%	2.12%	2.96%
Expected return on plan assets	5.75%	5.75%	3.48%	3.54%	4.29%
Rate of compensation increase	N/A	N/A	2.39%	3.03%	2.91%

The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and are subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 1.75% to 6.00% in both 2018 and 2017 and 2.25% to 6.00% in 2016, respectively. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
On January 1, 2018, we retrospectively adopted ASU No. 2017-07, Compensation–Retirement Benefits (Topic 715). Accordingly, we report all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated and Combined Statements of Earnings for all periods presented. Service costs are reported in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Combined Statements of Earnings according to the classification of the participant’s compensation. This reclassification of prior year pension cost increased operating income by $4.0 million, and $4.8 million during the years ended December 31, 2017 and 2016, respectively.
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

The fair values of our pension plan assets as of December 31, 2018, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$2.7	$—	$—	$2.7
Fixed income securities:
Corporate bonds	—	0.4	—	0.4
Mutual funds	—	8.1	—	8.1
Insurance contracts	—	1.8	—	1.8
Total	$2.7	$10.3	$—	$13.0
Investments measured at NAV(a):
Mutual funds				165.6
Other private investments				1.2
Total assets at fair value				$179.8

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.
The fair values of our pension plan assets as of December 31, 2017, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$5.0	$—	$—	$5.0
Fixed income securities:
Corporate bonds	—	0.3	—	0.3
Mutual funds	—	9.7	—	9.7
Insurance contracts	—	1.8	—	1.8
Total	$5.0	$11.8	$—	$16.8
Investments measured at NAV(a):
Mutual funds				180.2
Other private investments				1.0
Total assets at fair value				$198.0

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

Expected Contributions
During 2018, we contributed $10 million to our non-U.S. defined benefit pension plans. During 2019, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $8 million. We do not expect to make contributions to the U.S. plan during 2019.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2019	$1.4	$10.2	$11.6
2020	1.4	10.2	11.6
2021	1.5	10.9	12.4
2022	1.6	12.5	14.1
2023	1.7	11.5	13.2
2024-2028	9.3	61.5	70.8

Defined Contribution Plans
We administer and maintain 401(k) Programs. Contributions are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) Programs totaling $53 million in 2018, $45 million in 2017 and $43 million in 2016.
NOTE 12. SALES
On January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under ASC Topic 605 Revenue Recognition. We recorded an immaterial transition adjustment to opening retained earnings as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to sales as a result of applying Topic 606 was immaterial for the year ended December 31, 2018.
Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were immaterial as of December 31, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred.
Impairment losses recognized on our contract-related assets were immaterial in the year ended December 31, 2018.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to post contract support (“PCS”) and extended warranty sales, where in most cases we receive up-front payment and recognize revenue over the support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.
Our contract liabilities consisted of the following ($ in millions):

	2018	2017
Deferred revenue - current	$288.1	211.4
Deferred revenue - noncurrent	92.6	86.7
Total contract liabilities	$380.7	298.1

Acquisitions that closed in 2018 added $35 million of additional contract liabilities as of December 31, 2018. In the year ended December 31, 2018, we recognized $119 million of revenue related to our contract liabilities at January 1, 2018. The change in our contract liabilities from December 31, 2017 to December 31, 2018 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software contracts, with expected delivery dates to customers greater than one year from December 31, 2018, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

2018
Professional Instrumentation	$138.4
Industrial Technologies	399.1
Total remaining performance obligations	$537.5

The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 45 percent within the next two years, approximately 75 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the year ended December 31, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$5,755.0	$3,215.2	$2,539.8
Sales of services	697.7	439.9	257.8
Total	$6,452.7	$3,655.1	$2,797.6

Geographic:
United States	$3,539.6	$1,829.6	$1,710.0
China	569.0	459.5	109.5
Germany	234.7	138.7	96.0
All other (each country individually less than 5% of total sales)	2,109.4	1,227.3	882.1
Total	$6,452.7	$3,655.1	$2,797.6

Major Products Group:
Professional tools and equipment	$4,989.7	$2,962.1	$2,027.6
Industrial automation, controls and sensors	541.0	411.0	130.0
Franchise distribution	640.0	—	640.0
All other	282.0	282.0	—
Total	$6,452.7	$3,655.1	$2,797.6

End markets:
Direct sales:
Retail fueling (a)	$1,777.5	$—	$1,777.5
Industrial & Manufacturing	445.1	384.5	60.6
Vehicle repair (a)	581.5	—	581.5
Utilities & Power	172.3	171.0	1.3
Other	1,720.3	1,411.7	308.6
Total direct sales	4,696.7	1,967.2	2,729.5
Distributors(a)	1,756.0	1,687.9	68.1
Total	$6,452.7	$3,655.1	$2,797.6

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the year ended December 31, 2018 was $3,136.8 million.

Disaggregation of revenue for the year ended December 31, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$5,173.3	$2,813.2	$2,360.1
Sales of services	582.8	325.9	256.9
Total	$5,756.1	$3,139.1	$2,617.0

Geographic:
United States	$3,148.7	$1,486.0	$1,662.7
China	498.4	416.7	81.7
Germany	217.2	128.7	88.5
All other (each country individually less than 5% of total sales)	1,891.8	1,107.7	784.1
Total	$5,756.1	$3,139.1	$2,617.0

Major Products Group:
Professional tools and equipment	$4,352.7	$2,480.1	$1,872.6
Industrial automation, controls and sensors	510.3	392.1	118.2
Franchise distribution	626.2	—	626.2
All other	266.9	266.9	—
Total	$5,756.1	$3,139.1	$2,617.0

End markets:
Direct sales:
Retail fueling (a)	$1,637.8	$—	$1,637.8
Industrial & Manufacturing	314.9	265.8	49.1
Vehicle repair (a)	569.3	—	569.3
Utilities & Power	228.2	227.3	0.9
Other	1,442.8	1,145.0	297.8
Total direct sales	4,193.0	1,638.1	2,554.9
Distributors(a)	1,563.1	1,501.0	62.1
Total	$5,756.1	$3,139.1	$2,617.0

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the year ended December 31, 2017 was $2,877.8 million.

Disaggregation of revenue for the year ended December 31, 2016 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$4,814.0	$2,572.8	$2,241.2
Sales of services	564.2	318.8	245.4
Total	$5,378.2	$2,891.6	$2,486.6

Geographic:
United States	$3,010.1	$1,390.9	$1,619.2
China	458.9	387.6	71.3
Germany	180.7	123.9	56.8
All other (each country individually less than 5% of total sales)	1,728.5	989.2	739.3
Total	$5,378.2	$2,891.6	$2,486.6

Major Products Group:
Professional tools and equipment	$4,017.1	$2,252.8	$1,764.3
Industrial automation, controls and sensors	474.9	370.8	104.1
Franchise distribution	618.2	—	618.2
All other	268.0	268.0	—
Total	$5,378.2	2,891.6	2,486.6

End markets:
Direct sales:
Retail fueling (a)	$1,552.5	$—	$1,552.5
Industrial & Manufacturing	358.1	304.2	53.9
Vehicle repair (a)	619.4	—	619.4
Utilities & Power	136.5	135.3	1.2
Other	1,315.9	1,116.8	199.1
Total direct sales	3,982.4	1,556.3	2,426.1
Distributors(a)	1,395.8	1,335.3	60.5
Total	$5,378.2	$2,891.6	$2,486.6

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the year ended December 31, 2016 was $2,620.4 million.

NOTE 13. INCOME TAXES
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA represents a significant overhaul to the U.S. federal tax code. The TCJA impacts, among other things, U.S. corporate tax rates, business-related exclusions, deductions, and credits. During 2018, the U.S. Treasury Department issued significant initial guidance. We have completed the accounting for all of the impacts of the TCJA based upon the proposed regulations and guidance already provided by federal authorities as of December 31, 2018.
The U.S. Government is still issuing significant amounts of TCJA guidance that we expect to continue into the foreseeable future. On January 15, 2019, Treasury and the Internal Revenue Service issued final Treasury Regulations under Section 965 of the Internal Revenue Code involving the one-time transition tax on international earnings. These final Treasury Regulations are retroactive to the enactment of Section 965 of the TCJA on December 22, 2017. Any future adjustments resulting from guidance issued after December 31, 2018 will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on the financial statement implications of the TCJA. During 2018, the Company recorded net favorable adjustments and adjusted the effective tax rate for the true up of the 2017 provisional estimates pursuant to SAB 118.
During 2018, the Company made the election on the 2017 Federal Income Tax Return to pay the one-time TCJA Transition Tax liability over an eight-year period without interest, as allowed by TCJA.

Separation from Danaher and disposition of the A&S Business
In connection with the Separation, we entered into the Agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the separation. “joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, the Company is liable for and has indemnified Danaher against all income tax liabilities involving “separate” filings for periods prior to the separation.
During 2018, the Company entered into a Tax Matters Agreement in connection with the split-off of the A&S Business. The Company remains liable for pre-disposition income tax liabilities related to the A&S Business.
Earnings and Income Taxes
Earnings before income taxes for the years ended December 31 were as follows ($ in millions):

	2018	2017	2016
United States	$687.7	$679.6	$681.0
International	390.7	394.0	329.5
Total	$1,078.4	$1,073.6	$1,010.5

The provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2018	2017	2016
Current:
Federal U.S.	$48.3	$170.0	$197.2
Non-U.S.	96.3	69.8	59.5
State and local	7.8	10.5	29.7
Deferred:
Federal U.S.	27.3	(62.0)	(8.9)
Non-U.S.	(19.6)	(1.7)	(4.7)
State and local	—	2.7	(2.5)
Income tax provision	$160.1	$189.3	$270.3

Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.0%	0.7%	1.7%
Foreign income taxed at different rates than U.S. statutory rate	0.8%	(5.3)%	(5.4)%
Separation related adjustments for final resolution of uncertain tax positions	—%	—%	(2.3)%
U.S. federal permanent differences related to the TCJA	(4.8)%	(2.9)%	(2.6)%
Compensation related	(1.5)%	(1.7)%	—%
Other	(0.5)%	(1.6)%	0.3%
Effective income tax rate before adjustments related to the 2017 TCJA provisional estimates	16.0%	24.2%	26.7%

Deferred tax revaluation	(1.3)%	(19.2)%	—%
Transition tax	0.1%	12.6%	—%
Total adjustments related to the 2017 TCJA provisional estimates	(1.2)%	(6.6)%	—%

Effective income tax rate after adjustments related to the 2017 TCJA provisional estimates	14.8%	17.6%	26.7%

Pursuant to SAB 118, the Company recorded cumulatively $83 million of net favorable adjustments, which is made up of net favorable adjustments of $13 million and $70 million recorded during the years ended December 31, 2018 and 2017, respectively. The 2018 effective tax rate included the true-up to the 2017 provisional estimates as a discrete adjustment. The 2017 provisional estimates for the one-time TCJA Transition Tax resulted in additional tax expense of $1 million and $135 million during the years ended December 31, 2018 and 2017, respectively. The provisional estimated tax benefit for the deferred tax revaluation resulted in additional tax benefit of $14 million and $205 million during the years ended December 31, 2018 and 2017, respectively.
Our effective tax rate for 2018 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and the effect of adjustments to the provisional estimates recorded in 2017 related to the TCJA as permitted under SAB 118.
Our estimated effective tax rate for 2017, including provisional estimates of the TCJA, differs from the U.S. federal statutory rate of 35.0% due primarily to net favorable impacts associated with the TCJA, our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, the impact of credits and deductions provided by law, state tax impacts, and favorable adjustments related to differences between estimates included in the 2016 provision and amounts calculated on the 2016 U.S. income tax return filed in October 2017.
Our effective tax rate for 2016 differs from the U.S. federal statutory rate of 35.0% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and the impact of credits and deductions provided by law. The effective tax rate for 2016 includes benefits from the release of reserves resulting from expirations of statutes of limitations, primarily from periods prior to the Separation.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. After the TCJA, our ability to obtain a tax benefit in certain countries that continue to have lower statutory tax rates than the United States is dependent on our levels of taxable income in such foreign countries. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2010 to 2018. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We made income tax payments of $89 million, $196 million, and $110 million during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in other assets and other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2018	2017
Deferred Tax Assets:
Allowance for doubtful accounts	$17.4	$22.0
Inventories	17.9	25.7
Pension benefits	27.3	37.1
Environmental and regulatory compliance	10.1	16.6
Other accruals and prepayments	50.5	31.2
Deferred service income	7.1	14.5
Warranty services	19.7	27.5
Stock compensation expense	14.2	20.9
Tax credit and loss carryforwards	131.4	67.8
Valuation allowances	(40.3)	(26.2)
Total deferred tax assets	255.3	237.1
Deferred Tax Liabilities:
Property, plant and equipment	(11.7)	(73.2)
Insurance, including self-insurance	(155.2)	(140.0)
Goodwill and other intangibles	(597.1)	(526.4)
Other	(14.7)	(11.2)
Total deferred tax liabilities	(778.7)	(750.8)
Provisional estimate of the deferred tax asset revaluation	—	(51.4)
Provisional estimate of the deferred tax liability revaluation	—	247.6
Net deferred tax liability	$(523.4)	$(317.5)

Our deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of deferred income tax assets for each of the jurisdictions in which we operate. If we experience cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, we normally conclude that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if we experience cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, we then consider a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, we would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, we establish a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.

Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $559 million and $340 million inclusive of valuation allowances of $13 million and $12 million as of December 31, 2018 and December 31, 2017, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $36 million and $22 million inclusive of valuation allowances of $27 million and $14 million as of December 31, 2018 and December 31, 2017, respectively. Our valuation allowance increased by $14 million and by $1 million during the year ended December 31, 2018 and 2017, respectively, due primarily to foreign net operating losses.
As of December 31, 2018, our U.S. and non-U.S. net operating loss carryforwards totaled $668 million, of which $281 million is related to federal net operating loss carryforwards, $203 million is related to state net operating loss carryforwards, and $184 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2018 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $112 million, before applicable valuation allowances of $26 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2019 through 2037. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2018, our U.S. and non-U.S. tax credit carryforwards totaled $19 million, which is primarily related to U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2019 through 2037. As of December 31, 2018, we maintain a $12 million valuation allowance related to certain tax credit carryforwards from the Separation.
Unrecognized Tax Benefits
As of December 31, 2018, gross unrecognized tax benefits for continuing and discontinued operations were $133 million ($144 million total, including $16 million associated with interest and penalties, and net of the impact of $5 million of indirect tax benefits). As of December 31, 2017, gross unrecognized tax benefits for continuing and discontinued operations were $59 million ($69 million total, including $14 million associated with interest and penalties, and net of the impact of $4 million of indirect tax benefits). We recognized approximately $4 million in potential interest and penalties associated with uncertain tax positions during 2018, and this amount was not significant during 2017 and 2016. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2018	2017	2016
Unrecognized tax benefits, beginning of year	$59.0	$28.6	$169.9
Additions based on tax positions related to the current year	40.8	25.3	6.0
Additions for tax positions of prior years	39.0	7.8	0.4
Reductions for tax positions of prior years	(3.8)	(1.9)	(1.2)
Lapse of statute of limitations	(3.5)	(3.3)	(1.3)
Settlements	(6.4)	(0.6)	(0.6)
Effect of foreign currency translation	(0.9)	1.9	(0.4)
Separation related adjustments (a)	9.2	1.2	(144.2)
Unrecognized tax benefits, end of year	$133.4	$59.0	$28.6

(a) Unrecognized tax benefits were reduced by $144 million in 2016 related to positions taken prior to the Separation for which Danaher, as the Former Parent, is the primary obligor and is responsible for settlement and payment of the tax expenses. In 2018 and 2017, reserves increased by an additional $9 million and $1 million, respectively, due primarily to unrecognized tax benefits from pre-spin periods.

Repatriation and Unremitted Earnings
The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018. Foreign cumulative earnings remain subject to foreign remittance taxes. As a result of the TCJA, during 2018, we repatriated an estimated $275 million subject to no foreign remittance taxes. This excludes foreign earnings: 1) required as working capital for local operating needs, 2) subject to local law restrictions, 3) subject to high foreign remittance tax costs, 4) previously invested in physical assets or acquisitions, or 5) intended for future acquisitions/growth. For most of our foreign operations, we make an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
The TCJA imposed a final U.S. tax on cumulative earnings from our foreign operations that we have previously made an assertion regarding the amount of such earnings intended for indefinite reinvestment. As of December 31, 2018, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $2.2 billion.
NOTE 14. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2018	2017	2016
Employee severance related	$5.0	$13.8	$12.8
Facility exit and other related	0.9	2.5	2.6
Impairment charges	1.1	2.3	4.8
Total restructuring and other related charges	$7.0	$18.6	$20.2

Substantially all restructuring activities initiated in 2018 were completed by December 31, 2018. We expect substantially all cash payments associated with remaining termination benefits recorded in 2018 will be paid during 2019. Substantially all planned restructuring activities related to the 2017 and 2016 plans have been completed. Impairment charges relate to certain intangible assets.
The nature of our restructuring and related activities initiated in 2018, 2017 and 2016 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2018	2017	2016
Professional Instrumentation	$4.5	$12.8	$6.8
Industrial Technologies	2.5	5.8	13.4
Total	$7.0	$18.6	$20.2

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2018 and 2017 restructuring actions ($ in millions):

	Balance as of January 1, 2017	Costs Incurred	Paid/ Settled	Balance as of December 31, 2017	Costs Incurred	Paid/ Settled	Balance as of December 31, 2018
Employee severance and related	$8.3	$13.8	$(12.6)	$9.5	$5.0	$(9.6)	$4.9
Facility exit and other related	0.9	4.8	(4.9)	0.8	2.0	(2.3)	0.5
Total	$9.2	$18.6	$(17.5)	$10.3	$7.0	$(11.9)	$5.4

The restructuring and other related charges incurred during 2018 include cash charges of $6 million and $1 million of noncash charges. The restructuring and other related charges incurred during 2017 included cash charges of $16 million and $2 million of noncash charges. The restructuring and other related charges incurred during 2016 included cash charges of $15 million and $5 million of noncash charges. These charges are reflected in the following captions in the accompanying Consolidated and Combined Statements of Earnings ($ in millions):

	2018	2017	2016
Cost of sales	$2.0	$2.0	$6.8
Selling, general and administrative expenses	5.0	16.6	13.4
Total	$7.0	$18.6	$20.2

NOTE 15. LEASES AND COMMITMENTS
Our operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $54 million in 2019, $41 million in 2020, $32 million in 2021, $24 million in 2022, $14 million in 2023 and $16 million thereafter. Total rent expense for all operating leases was $64 million, $46 million and $46 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, January 1, 2017	$60.4
Accruals for warranties issued during the year	73.5
Settlements made	(70.2)
Additions due to acquisitions	1.6
Effect of foreign currency translation	—
Balance, December 31, 2017	$65.3
Accruals for warranties issued during the year	81.7
Settlements made	(77.2)
Additions due to acquisitions	2.6
Effect of foreign currency translation	(0.3)
Balance, December 31, 2018	$72.1

NOTE 16. LITIGATION AND CONTINGENCIES
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
In accordance with accounting guidance, we record a liability in our consolidated and combined financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, we do not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves we have established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings. Refer to Note 9 for information about the amount of our accruals for self-insurance and litigation liability.
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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2018, we had a reserve of $14 million included in accrued expenses and other liabilities on the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.

All reserves for environmental liabilities have been recorded without giving effect to any possible future third party recoveries. While we actively pursue insurance recoveries, as well as recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.
As of December 31, 2018 and 2017, we had approximately $138 million and $143 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our financial statements.
NOTE 17. STOCK BASED COMPENSATION
In connection with the Separation and the related employee matters agreement, the Company adopted the 2016 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Danaher held by our employees at the Separation date (the “Converted Awards”) were converted into or replaced with Fortive equity awards (the “Conversion Awards”) under the Stock Plan based on the “concentration method,” and were adjusted to maintain the economic value immediately before and after the distribution date using the relative fair market value of Danaher and Fortive common stock based on their respective closing prices as of July 1, 2016. There was no incremental stock-based compensation expense recorded as a result of this equity award conversion.
The Stock Plan provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance-based restricted stock awards (“RSAs”) and performance stock awards (“PSAs”) (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 40 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2018, approximately 22 million shares of our common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.
RSUs and RSAs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over five years, although certain employees may be awarded RSUs with different time-based vesting criteria, and RSAs granted to members of our senior management are also subject to performance-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. However, the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board of Directors (the “Board”). Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding. RSAs granted under the Stock Plan have all of the same dividend, voting and other rights corresponding to all other common stock, provided, however, that the dividends payable on the RSAs will accrue and be delivered at the time of delivery of the shares upon vesting of the RSA.
During 2016 (as Conversion Awards), 2017, and 2018 PSAs and PSUs were granted under the Stock Plan. These awards vest based on our total shareholder return ranking relative to the S&P 500 Index.
Stock awards generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options, vesting of RSUs and PSUs and issuances of RSAs and PSAs, we generally issue shares authorized but previously unissued, although we may instead issue treasury shares; provided, however, that, either type of issuance would equally reduce the number of shares available under our Stock Plan.
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
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of our shares sufficient to fund statutory minimum tax withholding requirements have been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2018, approximately 217 thousand shares of Fortive common stock with an aggregate value of approximately $17 million, were withheld to satisfy this requirement. The tax withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated and Combined Statement of Changes in Equity.
We had no stock-based compensation plans prior to the Separation; however certain of our employees participated in the Danaher Plans, which provided for the grants of stock options, PSUs, and RSUs among other types of awards. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Fortive employees participating in the Danaher Plans. This is reflected in the accompanying Consolidated and Combined Statements of Earnings for the period prior to the Separation.
Outstanding performance-based RSUs and PSUs of Danaher held by our employees with pending performance goals of Danaher at the Separation date were canceled and replaced with Fortive RSAs and PSAs with comparable value, performance goals and vesting requirements. All other terms of these equity awards continued unchanged following the conversion or replacement.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general, and administrative expenses in the accompanying Consolidated and Combined Statements of Earnings. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan and the Danaher Plans for the years ended December 31 ($ in millions):

	2018	2017	2016
Stock Awards:
Pretax compensation expense	$30.5	$26.9	$25.4
Income tax benefit	(6.3)	(8.7)	(8.4)
Stock Award expense, net of income taxes	24.2	18.2	17.0
Stock options:
Pretax compensation expense	20.3	17.3	15.3
Income tax benefit	(4.2)	(5.7)	(5.1)
Stock option expense, net of income taxes	16.1	11.6	10.2
Total stock-based compensation:
Pretax compensation expense	50.8	44.2	40.7
Income tax benefit	(10.5)	(14.4)	(13.5)
Total stock-based compensation expense, net of income taxes	$40.3	$29.8	$27.2
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. As of January 1, 2017, we prospectively adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). During the year ended December 31, 2018, we realized a tax benefit of $24 million related to stock options that were exercised and Stock Awards that vested. Accordingly, we recorded the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of income tax expense and as an operating cash inflow in the accompanying consolidated and combined financial statements. During the years ended December 31, 2018 and 2017, such Excess Tax Benefits related to stock options that were exercised and Stock Awards that vested were $17 million for both respective periods.

Prior to the adoption of ASU No. 2016-09, we realized a tax benefit of $34.7 million during the year ended December 31, 2016 related to stock options that were exercised and Stock Awards that vested. The Excess Tax Benefit was recorded as a component of equity in the consolidated and combined financial statements. For the six months ended December 31, 2016, the Excess Tax Benefit was recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows. Prior to the Separation, the Excess Tax Benefit was recorded as an increase to Former Parent’s Investment.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2018. This compensation cost is expected to be recognized over a weighted average period of approximately three years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$44.8
Stock options	46.2
Total unrecognized compensation cost	$91.0

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan and the Danaher Plans during the years ended December 31:

	2018	2017	2016
Risk-free interest rate	2.71% - 2.96%	1.9% - 2.26%	1.21% - 1.77%
Volatility (a)	18.8%	20.9%	24.3%
Dividend yield (b)	0.4%	0.5%	0.6%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0
Weighted average fair value at date of grant	$18.67	$13.43	$11.50

(a) Beginning August 2018, expected volatility was based on a weighted average blend of the company’s historical stock price volatility from July 2, 2016 (the date of separation) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options. The weighted average volatility from July 2, 2016 to July 2018 was estimated based on an average historical stock price volatility of a group of peer companies given our limited trading history. Weighted average volatility for the period prior to the Separation was based on implied volatility from traded options on Danaher’s stock and the historical volatility of Danaher’s stock.

(b) The dividend yield post-Separation is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by Fortive’s closing stock price on the grant date. The dividend yield for the period prior to the Separation was calculated by dividing Danaher’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

The following summarizes option activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2018, 2017 and 2016 (in millions, except price per share and numbers of years):

	Options(c)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	5.8	$56.00
Granted	1.8
Exercised	(1.6)
Canceled/forfeited	(0.8)
Aggregate impact of conversion related to the Separation (a)	4.2
Outstanding as of December 31, 2016	9.4	33.23
Granted	1.7	58.07
Exercised	(1.0)	24.77
Canceled/forfeited	(0.4)	45.12
Outstanding as of December 31, 2017	9.7	38.09
Granted	1.7	76.67
Exercised	(1.4)	28.99
Canceled/forfeited	(0.3)	54.13
Outstanding as of December 31, 2018	9.7	$46.25	6.3	$228.4
Vested and expected to vest as of December 31, 2018 (b)	9.6	$45.35	6.2	$226.0
Vested as of December 31, 2018	4.6	$33.20	4.4	$160.3

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
(c) This table excludes the stock option activity of the A&S Business employees.

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
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.

Options outstanding as of December 31, 2018 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$12.83 - $24.59	1.1	$20.73	2	1.1	$20.73
$24.93 - $35.44	1.5	28.93	4	1.5	28.93
$36.58 - $40.12	0.9	37.68	5	0.7	37.71
$42.18 - $47.51	2.7	42.96	7	1.0	43.08
$57.26 - $71.85	1.8	57.39	8	0.3	57.43
$74.30 - $79.69	1.7	76.67	9	—	74.42
Total shares	9.7			4.6

The following summarizes aggregate intrinsic value and cash receipts related to stock option exercise activity under the Stock Plan and the Danaher Plans for the years ended December 31 (in millions):

	2018	2017	2016
Aggregate intrinsic value of stock options exercised	$68.7	$42.3	$76.7
Cash receipts from stock options exercised(a)	$39.3	$26.0	$59.2

(a) Cash receipts prior to the Separation were recorded as an increase to Former Parent's Investment. This amount was $53.3 million in 2016.

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan and the Danaher Plans for the years ended December 31, 2018, 2017 and 2016 (in millions; except price per share):

	Number of Stock Awards (b)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2016	1.1	$72.24
Granted	0.6
Vested	(0.3)
Forfeited	(0.3)
Aggregate impact of conversion related to the Separation (a)	1.0
Unvested as of December 31, 2016	2.1	39.20
Granted	0.5	57.79
Vested	(0.6)	35.96
Forfeited	(0.1)	43.94
Unvested as of December 31, 2017	1.9	45.92
Granted	0.6	77.78
Vested	(0.6)	41.28
Forfeited	(0.1)	53.23
Unvested as of December 31, 2018	1.8	$57.63

(a) The “Aggregate impact of conversion related to the Separation” represents the additional Stock Awards issued as a result of the Separation by applying the “concentration method” to convert Stock Awards based on the ratio of the fair value of Danaher and Fortive common stock calculated using the closing prices as of July 1, 2016.

(b) The table excludes the stock award activity of the A&S Business employees.

The weighted average grant date fair value of Stock Awards granted, vested, and forfeited is not included in the table above for the full year ended December 31, 2016 as activity during this period included the conversion of Stock Awards under the Danaher Plans into awards under the Stock Plan. The weighted average fair value of Stock Awards granted, vested, and forfeited during the six months ended December 31, 2016 was $46.25, $33.01, and $39.59, respectively.

NOTE 18. CAPITAL STOCK AND EARNINGS PER SHARE
Common Stock
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
We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2018:
First quarter	$0.07	$24.3
Second quarter	0.07	24.4
Third quarter	0.07	24.5
Fourth quarter	0.07	23.4
Total	$0.28	$96.6

2017:
First quarter	$0.07	$24.3
Second quarter	0.07	24.3
Third quarter	0.07	24.3
Fourth quarter	0.07	24.3
Total	$0.28	$97.2

The sum of the components of total dividends paid may not equal the total amount due to rounding.

Aggregate cash payments for the dividends paid to shareholders are recorded as dividends to shareholders in our Consolidated and Combined Statements of Changes in Equity and Consolidated and Combined Statements of Cash Flows.
On January 29, 2019 we declared a regular quarterly cash dividend of $0.07 per share payable on March 29, 2019 to common stockholders of record on February 22, 2019.
Mandatory Convertible Preferred Stock
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
We declared and paid cash dividends on our MCPS during the periods presented as follows:

	Dividend Per Preferred Share	Amount ($ in millions)
2018:
Third quarter	$12.78	$17.6
Fourth quarter	12.50	17.3
Total	$25.28	$34.9

On January 29, 2019 we declared a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2019 to preferred stockholders of record on March 15, 2019.
Net earnings per share
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS from continuing operations is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.
For the years ended December 31, 2018, 2017 and 2016, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial. The impact of our MCPS calculated under the if-converted method were anti-dilutive, and as such, 18.4 million shares were excluded from the dilutive EPS calculation for the year ended December 31, 2018.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Numerator
Net earnings from continuing operations	$918.3	$884.3	$740.2
Mandatory convertible preferred stock cumulative dividends	(34.9)	—	—
Net earnings attributable to common stockholders from continuing operations	$883.4	$884.3	$740.2

Denominator
Weighted average common shares outstanding used in basic earnings per share	345.5	347.5	345.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	5.2	5.1	1.6
Weighted average common shares outstanding used in diluted earnings per share	350.7	352.6	347.3

Net earnings from continuing operations per common share - Basic	$2.56	$2.54	$2.14
Net earnings from continuing operations per common share - Diluted	$2.52	$2.51	$2.13

NOTE 19. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding other income/expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to in the combined totals. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance.
Segment results are shown below ($ in millions):

	For The Year Ended December 31
	2018	2017	2016
Sales:
Professional Instrumentation	$3,655.1	$3,139.1	$2,891.6
Industrial Technologies	2,797.6	2,617.0	2,486.6
Total	$6,452.7	$5,756.1	$5,378.2

Operating Profit:
Professional Instrumentation	$749.6	$712.9	$645.1
Industrial Technologies	525.6	503.6	480.3
Other	(96.8)	(73.5)	(63.7)
Total	$1,178.4	$1,143.0	$1,061.7

Identifiable assets:
Professional Instrumentation	$8,592.6	$5,588.1	$3,905.2
Industrial Technologies	3,011.2	2,902.7	2,458.1
Other	1,271.8	1,138.8	989.8
Assets of Discontinued Operations	30.0	871.0	836.7
Total	$12,905.6	$10,500.6	$8,189.8

Depreciation and amortization:
Professional Instrumentation	$168.7	$82.0	$99.4
Industrial Technologies	88.7	70.3	60.2
Other	3.4	6.0	1.3
Total	$260.8	$158.3	$160.9

Capital expenditures, gross:
Professional Instrumentation	$58.4	$37.0	$36.2
Industrial Technologies	44.8	71.8	64.9
Other	9.1	2.3	9.0
Total	$112.3	$111.1	$110.1

Operations in Geographic Areas:

	For The Year Ended December 31
($ in millions)	2018	2017	2016
Sales:
United States	$3,539.6	$3,148.7	$3,028.8
China	569.0	498.4	458.9
Germany	234.7	217.2	180.5
All other (each country individually less than 5% of total sales)	2,109.4	1,891.8	1,710.0
Total	$6,452.7	$5,756.1	$5,378.2

Long-lived assets:
United States	$8,152.0	$5,374.1	$3,922.6
United Kingdom	358.7	405.8	353.4
Germany	261.3	274.8	241.6
All other (each country individually less than 5% of total long-lived assets)	962.4	841.9	532.3
Total	$9,734.4	$6,896.6	$5,049.9

NOTE 20. BASIS OF PRESENTATION AND RELATED-PARTY TRANSACTIONS WITH DANAHER
Basis of Presentation
Prior to our separation from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 (the “Separation”), our businesses were comprised of certain Danaher operating units (the “Fortive Businesses”). On July 1, 2016, Danaher contributed the net assets of the Fortive Businesses to Fortive Corporation, formerly a wholly-owned subsidiary of Danaher. In addition, in connection with the Separation, we paid a cash dividend to Danaher in the amount of $3.0 billion and the 100 shares of our common stock held by Danaher were recapitalized into 345,237,561 shares of Fortive common stock. On July 2, 2016, all of these shares were distributed to Danaher stockholders. Following the Separation, Danaher no longer owned any of our shares. Common stock outstanding used to compute per share amounts in the Consolidated and Combined Statements of Earnings for the period prior to July 1, 2016 have been retroactively adjusted to give effect to this recapitalization. The total number of shares outstanding immediately after the recapitalization described above was 345.2 million and is utilized for the calculation of both basic and diluted net earnings per share (“EPS”) for the period prior to the Separation.
The combined financial statements for the period prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Fortive have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods.
Following the Separation, the consolidated financial statements include the accounts of Fortive and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:

•	The Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 consist of our consolidated balances.

•
The Consolidated Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the years ended December 31, 2018 and December 31, 2017 consist of our consolidated results.

•
The Consolidated and Combined Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2016 consist of our consolidated results for the six months ended December 31, 2016 and the combined results of the Fortive Businesses for the six months ended July 1, 2016.

Our 2016 combined financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Danaher have been included in the accompanying consolidated and combined financial statements for all periods presented. Cash transactions with Danaher prior to the Separation are reflected in the accompanying Consolidated and Combined Statements of Changes in Equity as “Net transfers to Former Parent” and “Cash dividend paid to Former Parent.” In addition, the accumulated net effect of intercompany transactions between us and Danaher or Danaher affiliates for the period prior to the Separation are included in “Noncash adjustments to Former Parent’s investment, net.”
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
Prior to the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Fortive and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations during the period prior to the Separation were accounted for through our Former Parent’s investment, net (“Former Parent’s Investment”) account. Accordingly, none of the Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to us in the financial statements for the period prior to the Separation.
Related Party Transactions with Danaher
Our transactions with Danaher are considered related party transactions. In connection with the Separation, on July 1, 2016, we entered into the Agreements with Danaher, which govern the Separation and provide a framework for the relationship between the parties going forward, including an employee matters agreement, tax matters agreement, an intellectual property matters agreement, a DBS license agreement and a TSA.
Employee Matters Agreement
The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations. Refer to Note 17 for further discussion regarding the employee matters agreement.
Tax Matters Agreement
The tax matters agreement governs the respective rights, responsibilities and obligations of both Danaher and Fortive after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Refer to Note 13 and “Item 1A. Risk Factors” for further discussion regarding the tax matters agreement.
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
DBS License Agreement
The DBS license agreement sets forth the terms and conditions pursuant to which Danaher has granted a non-exclusive, worldwide, non-transferable, perpetual license to us to use DBS solely in support of our businesses. We are able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, both parties had licenses to improvements made by each party to DBS through July 2, 2018.

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
TSA Payments
In accordance with the TSA, net receipts from Danaher were immaterial during the years ended December 31, 2018 and December 31, 2017. During the six months ended December 31, 2016, we made net payments to Danaher of approximately $13 million.
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
We recorded sales of approximately $16 million, $16 million and $30 million to Danaher and its subsidiaries during the years ended December 31, 2018, 2017 and 2016, respectively. Purchases from Danaher and its subsidiaries were approximately $14 million, $13 million and $10 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Allocation of Expenses Prior to the Separation
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company. Accordingly, certain shared costs for management and support functions which were provided on a centralized basis within Danaher were allocated to us and are reflected as expenses in these financial statements prior to the Separation date. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements for the period prior to the Separation date may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that we will incur in the future.
Expenses allocated to us from Danaher and its subsidiaries for the six months ended July 1, 2016 were $117 million. Following the Separation, we independently incur expenses as a stand-alone company and no expenses are allocated by Danaher.
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
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, prior to the Separation we were allocated expenses related to the medical insurance programs Danaher administered on our behalf. These amounts were allocated based on actual medical claims incurred by our employees during the period. In connection with the Separation, we established independent medical insurance programs similar those previously provided by Danaher.
Deferred Compensation Program Administered by Danaher
Refer to Note 8 for information regarding our deferred compensation program. In connection with the Separation, we established a similar independent, nonqualified deferred compensation program.

NOTE 21. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018:
Sales	$1,492.2	$1,601.8	$1,601.2	$1,757.5
Gross profit	766.3	830.8	825.9	898.3
Operating profit	277.9	324.4	281.6	294.5
Earnings from continuing operations, net of income taxes	214.0	250.2	214.0	240.1
Earnings from discontinued operations, net of income taxes	47.2	44.8	31.3	1,872.2
Net earnings	$261.2	$295.0	$245.3	$2,112.3
Earnings per common share - basic:
Continuing operations	$0.61	$0.72	$0.56	$0.67
Discontinued operations	0.14	0.13	0.09	5.60
Total earnings per common share - basic	$0.75	$0.84	$0.65	$6.26
Earnings per common share - diluted:
Continuing operations	$0.61	$0.70	$0.55	$0.66
Discontinued operations	0.13	0.13	0.09	5.52
Total earnings per common share - diluted	$0.74	$0.83	$0.64	$6.17

2017:
Sales	$1,318.1	$1,399.5	$1,460.6	$1,577.9
Gross profit	654.2	708.8	744.8	813.6
Operating profit	243.7	292.9	301.4	305.0
Earnings from continuing operations, net of income taxes	161.5	198.4	226.7	297.7
Earnings from discontinued operations, net of income taxes	38.2	41.7	41.1	39.2
Net earnings	$199.7	$240.1	$267.8	$336.9
Earnings per common share - basic:
Continuing operations	$0.46	$0.57	$0.65	$0.86
Discontinued operations	0.11	0.12	0.12	0.11
Total earnings per common share - basic	$0.58	$0.69	$0.77	$0.97
Earnings per common share - diluted:
Continuing operations	$0.47	$0.56	$0.64	$0.84
Discontinued operations	0.10	0.12	0.12	0.11
Total earnings per common share - diluted	$0.57	$0.68	$0.76	$0.95

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2018 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisitions of TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”) on July 27, 2018 and Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”) on September 6, 2018. The Company has not yet fully incorporated the internal controls and procedures of Gordian and Accruent into the Company’s internal control over financial reporting, and as such, management excluded Gordian and Accruent from its assessment of the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2018. Collectively, Gordian and Accruent constituted less than 30% of the Company’s total assets as of December 31, 2018 and less than 5% of the Company’s total revenues for the year ended December 31, 2018.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Fortive, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for our 2019 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2019 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Fortive Common Stock by Directors, Officers and Principal Shareholders and Approval of Amendments to the Fortive Corporation 2016 Stock Incentive Plan–– Equity Compensation Plan Information in the Proxy Statement for our 2019 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2019 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2019 annual meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 103 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	110
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

2.2	Separation and Distribution Agreement, dates as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.	Incorporated by reference from Exhibit 10.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018 (Commission File No. 1-33209)

2.3	Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.	Incorporated by reference from Exhibit 2.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018 (Commission File No. 1-33209)

2.4
Transaction Agreement, dated as of July 30, 2018, by and among Athena SuperHoldCo, Inc., TLFN Holding II Company, Gilbarco Catlow LLC, Gryphon Merger Sub Inc., Genstar Capital VII, L.P., solely in its capacity as the Seller Representative, and Fortive Corporation, solely in its capacity as the Parent Guarantor
Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on July 31, 2018 (Commission File Number: 1-37654)

2.5	Stock and Asset Purchase Agreement, dated as of June 6, 2018 and executed on September 20, 2018, between Ethicon and the Company	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on September 21, 2018 (Commission File Number: 1-37654)

3.1	Amended and Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

3.2	Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018 (Commission File Number: 1-37654)

3.3	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018 (Commission File Number: 1-37654)

10.1	Employee Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.2	Tax Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.3	Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.4	DBS License Agreement, dated as of July 1, 2016, by and between Fortive Corporation and Danaher Corporation	Incorporated by reference from Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.5	Tax Matters Agreement, dated as of October 1, 2018, by and among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.	Incorporated by reference from Exhibit 10.2 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 1, 2018 (Commission file No. 1-33209)

10.6	Transition Services Agreement, dated as of October 1, 2018, by and among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.	Incorporated by reference from Exhibit 10.3 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 1, 2018 (Commission File No. 1-33209)

10.7	Intellectual Property Cross-License Agreement, dated as of October 1, 2018, by and between Fortive Corporation and Altra Industrial Motion Corp.	Incorporated by reference from Exhibit 10.4 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 1, 2018 (Commission File No. 1-33209)

10.8	Employee Matters Agreement, dated as of March 7, 2018, by and among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.	Incorporated by reference from Exhibit 10.4 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on October 1, 2018 (Commission File No. 1-33209)

10.9
Amended and Restated Credit Agreement, dated as of November 30, 2018, among Fortive Corporation and certain of its subsidiaries party thereto, Band of America, N.A., as Administrative Agent and Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 3, 2018 (Commission File Number 1-37654)

10.10	Credit Agreement, dated as of August 22, 2018, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on August 22, 2018 (Commission File Number: 1-37654)

10.11	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Appendix B to Fortive Corporation’s Proxy Statement on Schedule 14A filed on April 16, 2018 (Commission File Number 1-37654)

10.12	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.8 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.13	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.14	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.15	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.16	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.17	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.18	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*

10.19	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.20	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.21	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.22	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.23	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.24	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.25	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.26	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.27	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.28	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Barbara Hulit*	Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-37654)

10.29	Offer of Employment Letter, dated November 11, 2015 between TGA Employment Services LLC and William W. Pringle*	Incorporated by reference from Exhibit 10.25 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654

10.30	Offer of Employment Letter, dated February 10, 2016, between TGA Employment Services LLC and Martin Gafinowitz*	Incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.31	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)
Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated and Combined Statements of Earnings for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated and Combined Financial Statements.

The registrant agrees to furnish to the Commission supplementally upon request a copy of (i) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and (ii) schedules or exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K of any material plan of acquisition, disposition or reorganization set forth above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION

Date: February 27, 2019	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 27, 2019
Alan G. Spoon
Chairman of the Board

/s/ FEROZ DEWAN	February 27, 2019
Feroz Dewan
Director

/s/ JAMES A. LICO	February 27, 2019
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 27, 2019
Kate D. Mitchell
Director

/s/ MITCHELL P. RALES	February 27, 2019
Mitchell P. Rales
Director

/s/ STEVEN M. RALES	February 27, 2019
Steven M. Rales
Director

/s/ ISRAEL RUIZ	February 27, 2019
Israel Ruiz
Director

Name, Title and Signature	Date

/s/ JEANNINE P. SARGENT	February 27, 2019
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 27, 2019
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ EMILY A. WEAVER	February 27, 2019
Emily A. Weaver
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2018:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$66.5	$48.5	$(0.8)	$2.5	$(38.2)	$78.5

Year Ended December 31, 2017:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$80.7	$37.5	$1.0	$2.1	$(54.8)	$66.5

Year Ended December 31, 2016:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$75.6	$30.6	$(0.7)	$0.1	$(24.9)	$80.7

(a) Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b) Amounts are related to businesses acquired.