Form 10-Q
period 2019-03-29
Fortive Corp
filed 2019-04-25
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2019

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 18, 2019 was 335,099,399.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	March 29, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$3,728.9	$1,178.4
Accounts receivable, net	1,146.6	1,195.1
Inventories:
Finished goods	244.1	219.5
Work in process	98.3	103.1
Raw materials	265.9	251.9
Total inventories	608.3	574.5
Prepaid expenses and other current assets	286.2	193.2
Current assets, discontinued operations	26.3	30.0
Total current assets	5,796.3	3,171.2
Property, plant and equipment, net of accumulated depreciation of $797.7 and $889.8 at March 29, 2019 and December 31, 2018, respectively	468.3	576.1
Operating lease right-of-use assets	166.4	—
Other assets	620.7	548.9
Goodwill	6,169.0	6,133.1
Other intangible assets, net	2,435.5	2,476.3
Total assets	$15,656.2	$12,905.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,055.4	$455.6
Trade accounts payable	667.8	706.5
Current operating lease liabilities	55.9	—
Accrued expenses and other current liabilities	837.8	999.3
Current liabilities, discontinued operations	22.7	30.7
Total current liabilities	2,639.6	2,192.1
Operating lease liabilities	112.5	—
Other long-term liabilities	1,313.1	1,125.9
Long-term debt	4,728.3	2,974.7
Equity:
5.0% Mandatory convertible preferred stock, series A: $0.01 par value, 15.0 million shares authorized; 1.4 million shares issued and outstanding at March 29, 2019 and December 31, 2018	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 335.8 and 335.1 million issued; 335.0 and 334.5 million outstanding at March 29, 2019 and December 31, 2018, respectively	3.4	3.4
Additional paid-in capital	3,240.3	3,126.0
Retained earnings	3,676.4	3,552.7
Accumulated other comprehensive income (loss)	(69.4)	(86.6)
Total Fortive stockholders’ equity	6,850.7	6,595.5
Noncontrolling interests	12.0	17.4
Total stockholders’ equity	6,862.7	6,612.9
Total liabilities and equity	$15,656.2	$12,905.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Sales of products	$1,405.1	$1,332.4
Sales of services	187.8	159.8
Total sales	1,592.9	1,492.2
Cost of product sales	(647.9)	(614.8)
Cost of service sales	(132.3)	(111.1)
Total cost of sales	(780.2)	(725.9)
Gross profit	812.7	766.3
Operating costs:
Selling, general and administrative expenses	(486.4)	(388.5)
Research and development expenses	(109.0)	(99.9)
Operating profit	217.3	277.9
Non-operating expenses, net:
Interest expense, net	(25.3)	(23.3)
Other non-operating income (expenses), net	0.4	(0.7)
Earnings from continuing operations before income taxes	192.4	253.9
Income taxes	(28.4)	(39.9)
Net earnings from continuing operations	164.0	214.0
Earnings from discontinued operations, net of income taxes	0.4	47.2
Net earnings	164.4	261.2
Mandatory convertible preferred dividends	(17.3)	—
Net earnings attributable to common stockholders	$147.1	$261.2

Net earnings per common share from continuing operations:
Basic	$0.44	$0.61
Diluted	$0.43	$0.61
Net earnings per share from discontinued operations:
Basic	$—	$0.14
Diluted	$—	$0.13
Net earnings per share:
Basic	$0.44	$0.75
Diluted	$0.43	$0.74
Average common stock and common equivalent shares outstanding:
Basic	335.1	348.6
Diluted	339.5	354.4
The sum of net earnings per share may not add due to rounding
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net earnings	$164.4	$261.2
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	16.7	36.4
Pension adjustments	0.5	0.7
Total other comprehensive income, net of income taxes	17.2	37.1
Comprehensive income	$181.6	$298.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	334.5	$3.4	1.4	—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	164.4	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	17.2	—
Common stock-based award activity	0.5	—	—	—	13.9	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(5.4)
Balance, March 29, 2019	335.0	$3.4	1.4	—	$3,240.3	$3,676.4	$(69.4)	$12.0

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	347.8	$3.5	—	$—	$2,444.1	$1,350.3	$(7.6)	$17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	$3.5	—	—	$2,444.1	$1,346.4	$(7.6)	$17.9
Net earnings for the period	—	—	—	—	—	261.2	—	—
Dividends to common shareholders	—	—	—	—	—	(24.3)	—	—
Separation related adjustments	—	—	—	—	13.3	—	—	—
Other comprehensive income	—	—	—	—	—	—	37.1	—
Common stock-based award activity	0.7	—	—	—	18.7	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.6)
Balance, March 30, 2018	348.5	$3.5	—	—	$2,476.1	$1,583.3	$29.5	$17.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net earnings from continuing operations	$164.0	$214.0
Noncash items:
Depreciation	29.7	31.0
Amortization	52.2	24.9
Stock-based compensation expense	12.9	11.0
Change in trade accounts receivable, net	49.9	(3.8)
Change in inventories	(33.3)	(29.8)
Change in trade accounts payable	(40.6)	(28.6)
Change in prepaid expenses and other assets	(60.4)	(5.3)
Change in accrued expenses and other liabilities	(13.2)	(82.6)
Total operating cash provided by continuing operations	161.2	130.8
Total operating cash provided by (used in) discontinued operations	(5.0)	40.2
Net cash provided by operating activities	156.2	171.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(7.7)
Payments for additions to property, plant and equipment	(24.0)	(25.9)
All other investing activities	—	0.1
Total investing cash used in continuing operations	(24.0)	(33.5)
Total investing cash used in discontinued operations	—	(5.5)
Net cash used in investing activities	(24.0)	(39.0)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	443.8	(74.2)
Proceeds from borrowings (maturities greater than 90 days), net of $24.3 million of issuance costs	2,417.8	—
Repayment of borrowings (maturities greater than 90 days)	(402.9)	—
Payment of common stock cash dividend to shareholders	(23.4)	(24.3)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.3)	—
All other financing activities	(6.8)	4.4
Total financing cash provided by (used in) continuing operations	2,411.2	(94.1)
Total financing cash provided by (used in) discontinued operations	—	(0.1)
Net cash provided by (used in) financing activities	2,411.2	(94.2)
Effect of exchange rate changes on cash and equivalents	7.1	15.8
Net change in cash and equivalents	2,550.5	53.6
Beginning balance of cash and equivalents	1,178.4	962.1
Ending balance of cash and equivalents	$3,728.9	$1,015.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive”, the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, sensing, transportation technology, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2018 and the footnotes (“Notes”) thereto included within our 2018 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of March 29, 2019 and December 31, 2018, and our results of operations and cash flows for the three months ended March 29, 2019 and March 30, 2018. Reclassification of certain prior year amounts have been made to conform to current year presentation.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Income, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. Unless otherwise noted discussion within these notes to the consolidated condensed financial statements relates to continuing operations. Refer to Note 3 for additional information on discontinued operations.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of accumulated other comprehensive income (loss) (“accumulated OCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $7.2 million for the three months ended March 29, 2019 and losses of $14.8 million for the three months ended March 30, 2018 in other comprehensive income related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three months ended March 29, 2019 and March 30, 2018, respectively.

The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended March 29, 2019:
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	16.7	—		16.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.7	(a)	0.7
Income tax impact	—	(0.2)	(c)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	16.7	0.5		17.2
Balance, March 29, 2019	$(12.6)	$(56.8)		$(69.4)

For the Three Months Ended March 30, 2018:
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	36.4	—		36.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.9	(a)	0.9
Income tax impact	—	(0.2)	(c)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income (loss), net of income taxes	36.4	0.7		37.1
Balance, March 30, 2018	$100.4	$(70.9)		$29.5

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.
(c) We did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

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
NOTE 2. ACQUISITIONS
For a description of our material acquisition activity refer to Note 3 of our 2018 Annual Report on Form 10-K.
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
During the three months ended March 29, 2019, we recorded certain adjustments to the preliminary purchase price allocation of acquisitions that closed during 2018 which resulted in a net increase of $31.8 million to goodwill.
Advanced Sterilization Products
We entered into a purchase agreement, effective June 6, 2018, with Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. The transaction was completed in accordance with the terms of the purchase agreement, and on April 1, 2019, we paid $2.7 billion in cash to acquire the ASP business. ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.
We are in the process of transitioning ownership of certain non-principal countries, which are subject to various statutory closing requirements. During this transition, we will be operating under a transition services agreement with Johnson & Johnson.
NOTE 3. DISCONTINUED OPERATIONS
Divestiture of A&S Business
On October 1, 2018, we completed the split-off of four of our operating companies from the Automation & Specialty platform (the “A&S Business”) in a tax efficient Reverse Morris Trust transaction with Altra Industrial Motion Corp. (“Altra”). The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 shares of common stock of Stevens Holding Company, Inc., an entity created to hold the A&S Business; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250 million as part of a debt-for-debt exchange that reduced outstanding indebtedness of Fortive; and (iv) $150 million in cash paid to us by Steven’s Holding Company, Inc. as a dividend. We recognized an after-tax gain on the transaction of $1.9 billion.

The accounting requirements for reporting the disposition of the A&S Business as a discontinued operation were met when the separation and merger were completed in the fourth quarter of 2018. Accordingly, the accompanying consolidated financial statements reflect this business as discontinued operations for all periods presented.

We are providing certain support services to Altra under transition services agreements. The impact of these services on our consolidated condensed financial statements was immaterial.

The key components of income from discontinued operations for the three month periods ended March 29, 2019 and March 30, 2018 were as follows ($ in millions):

	March 29, 2019	March 30, 2018
Sales	$5.7	$248.5
Cost of sales	(5.8)	(144.0)
Selling, general and administrative expenses	—	(35.2)
Research and development expenses	—	(9.0)
Gain on disposition of discontinued operations before income taxes	0.5	—
Interest expense and other	—	(1.3)
Earnings before income taxes	0.4	59.0
Income taxes	—	(11.8)
Net earnings	$0.4	$47.2

Interest expense related to the debt retired as part of the debt-for-debt exchange was allocated to discontinued operations for all periods prior to the disposition.
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our accompanying Consolidated Condensed Balance Sheets as of March 29, 2019 and December 31, 2018 ($ in millions):

	March 29, 2019	December 31, 2018
ASSETS
Trade accounts receivable, net	$5.1	$4.2
Inventories	—	4.4
Other current assets	21.2	21.4
Total current assets, discontinued operations	$26.3	$30.0
LIABILITIES
Current liabilities:
Trade accounts payable	$5.4	$9.2
Accrued expenses and other current liabilities	17.3	21.5
Total current liabilities, discontinued operations	$22.7	$30.7

NOTE 4. GOODWILL
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2018	$6,133.1
Foreign currency translation & other	35.9
Balance, March 29, 2019	$6,169.0
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 29, 2019	December 31, 2018
Professional Instrumentation	$4,927.3	$4,894.6
Industrial Technologies	1,241.7	1,238.5
Total goodwill	$6,169.0	$6,133.1

We have not identified any triggering events which would have indicated a potential impairment of goodwill in the three months ended March 29, 2019.

NOTE 5. FAIR VALUE MEASUREMENTS
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 29, 2019
Deferred compensation liabilities	$—	$25.9	$—	$25.9
December 31, 2018
Deferred compensation liabilities	$—	$20.8	$—	$20.8

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
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	March 29, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,055.4	$1,055.2	$455.6	$454.9
Long-term debt, net of current maturities	$4,728.3	$4,889.9	$2,974.7	$2,867.5

As of March 29, 2019 and December 31, 2018, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 6. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	March 29, 2019	December 31, 2018
U.S. dollar-denominated commercial paper	$834.0	$390.1
Euro-denominated commercial paper	264.2	270.1
Delayed-draw term loan due 2019	—	400.0
Delayed-draw term loan due 2020	1,000.0	—
Yen variable interest rate term loan due 2022	124.4	125.7
1.80% senior unsecured notes due 2019	55.4	55.6
2.35% senior unsecured notes due 2021	747.3	747.0
3.15% senior unsecured notes due 2026	892.2	891.9
4.30% senior unsecured notes due 2046	546.9	546.9
0.875% senior convertible notes due 2022	1,316.9	—
Other	2.4	3.0
Long-term debt	5,783.7	3,430.3
Less: current portion of long-term debt	1,055.4	455.6
Long-term debt, net of current maturities	$4,728.3	$2,974.7

Unamortized debt discounts, premiums and issuance costs of $137.7 million and $17.0 million as of March 29, 2019 and December 31, 2018, respectively, are netted against the aggregate principal amounts of the components of debt in the table above. Refer to Note 10 of our 2018 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of March 29, 2019, no borrowings were outstanding under the Revolving Credit Facility.
Convertible Senior Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were sold in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by four of our wholly-owned domestic subsidiaries (the “Guarantees”). Under the Indenture, the Convertible Notes are our senior unsecured obligations, and the Convertible Notes and the Guarantees rank equally in right of payment with all of our and the guarantors’ existing and future liabilities that are not subordinated, but effectively rank junior to any of our and the guarantors secured indebtedness to the extent of the value of the assets securing such indebtedness. In addition, the Convertible Notes are structurally subordinated to all of the existing and future obligations, including trade payables, of our subsidiaries that do not guarantee the Convertible Notes.
The Convertible Notes bear interest at a rate of 0.875% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The Convertible Notes mature on February 15, 2022, unless earlier repurchased or converted in accordance with their terms prior to such date.

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 9.3777 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $106.64 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a premium of approximately 32.5% to the $80.48 per share closing price of our common stock on February 19, 2019. Upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at Fortive’s election. Our current intention is to settle such conversions through cash up to the principal amount of the converted Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the converted Convertible Notes.

Of the $1.4 billion in proceeds received from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $5.5 million in interest expense during the three months ended March 29, 2019, of which $1.3 million related to the contractual coupon rate of 0.875% and $0.9 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at March 29, 2019 was $99.0 million.

Prior to November 15, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Convertible Notes.

The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder that elects to convert its Convertible Notes in connection with such corporate event in certain circumstances.

The Convertible Notes are not redeemable prior to maturity, and no sinking fund is provided for the Convertible Notes. If we undergo a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes. The fundamental change purchase price will be 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid additional interest up to but excluding the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable.

We used the net proceeds from the offering to fund a portion of the cash consideration payable for, and certain costs associated with, our acquisition of ASP.
In connection with this offering of the Convertible Notes, on February 21, 2019, we entered into amendments to the credit facility agreement associated with our delayed-draw term loan due 2019 dated as of August 22, 2018, and our Credit Agreement, dated as of November 30, 2018, to exclude the Guarantees from the limitations on subsidiary indebtedness under the Agreements.
Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“2020 Delayed-Draw Term Loan”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP Acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of March 29, 2019, borrowings under this facility bore an interest rate of 3.24% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
Commercial Paper
The details of our Commercial Paper Programs as of March 29, 2019 are as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$834.0	2.82%	16
Euro-denominated commercial paper	$264.2	(0.10)%	78

We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.

As of March 29, 2019, we were in compliance with all of our covenants.
Repayments
On February 28, 2019, we prepaid the remaining $400.0 million outstanding principal and accrued interest under the delayed-draw term loan due 2019. The prepayment penalties associated with this payment were immaterial.
NOTE 7. LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.
On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on our Consolidated Condensed Balance Sheet but had no impact on our consolidated net earnings and cash flows. The most significant impact of adopting ASC 842 was the recognition of the ROU asset and lease liabilities for operating leases, which are presented in the following three line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use asset; (ii) current operating lease liabilities; and (iii) operating lease liabilities.
We elected the package of practical expedients for leases that commenced before the effective date of ASC 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. Our finance lease and lessor arrangements are immaterial.
We determine if an arrangement is a lease at inception. We have operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases in less than one year. We considered options to renew in our lease terms and measurement of right-of-use assets and lease liabilities if we determined they were reasonably certain to be exercised.
For the three months ended March 29, 2019, operating lease cost was $17.8 million. Short-term and variable lease cost, and cost for finance leases were immaterial for the three months ended March 29, 2019. During the three-month period ended March 29, 2019, cash paid for operating leases included in operating cash flows was $15.8 million. ROU assets obtained in exchange for operating lease obligations were immaterial for the three months ended March 29, 2019.
The following table presents the maturity of our operating lease liabilities as of March 29, 2019 ($ in millions):

Remainder of 2019	$41.8
2020	41.1
2021	31.7
2022	21.9
2023	11.7
Thereafter	40.7
Total lease payments	188.9
Less: imputed interest	(20.5)
Total lease liabilities	$168.4

As previously disclosed in our 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year would have been as follows:

2019	$54.2
2020	41.2
2021	32.4
2022	24.0
2023	13.5
Thereafter	16.1
Total lease payments	$181.4

As of March 29, 2019, the weighted average lease term of our operating leases was 6.3 years and the weighted average discount rate of our operating leases was 3.4%. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of March 29, 2019, we entered into operating leases for which the lease term had not yet commenced. These operating leases will commence in 2019 with lease terms between 1 and 10 years with fixed payments over the non-cancelable lease terms of $3.7 million.
NOTE 8. SALES
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
Service Sales includes revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were immaterial as of March 29, 2019 and December 31, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is 1 year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of March 29, 2019, we had $139.2 million in net revenue-related contract assets related to certain service arrangements. Our revenue-related contract assets at December 31, 2018 were $144.4 million, the majority of which were recorded in property, plant and equipment on the Consolidated Condensed Balance Sheet. These assets have estimated useful lives between 3 and 5 years.
Impairment losses recognized on our revenue-related contract assets were immaterial in the three months ended March 29, 2019.
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
Our contract liabilities consisted of the following ($ in millions):

	March 29, 2019	December 31, 2018
Deferred revenue - current	$306.2	$288.1
Deferred revenue - noncurrent	97.3	92.6
Total contract liabilities	$403.5	$380.7

In the three months ended March 29, 2019, we recognized $114.3 million of revenue related to our contract liabilities at December 31, 2018. The change in our contract liabilities from December 31, 2018 to March 29, 2019 was primarily due to the timing of cash receipts and sales of post-contract support and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from March 29, 2019, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

March 29, 2019
Professional Instrumentation	$147.2
Industrial Technologies	408.9
Total remaining performance obligations	$556.1

The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 75 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended March 29, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$1,405.1	$825.8	$579.3
Sales of services	187.8	121.5	66.3
Total	$1,592.9	$947.3	$645.6

Geographic:
United States	$887.6	$486.0	$401.6
China	150.0	128.4	21.6
Germany	57.6	32.4	25.2
All other (each country individually less than 5% of total sales)	497.7	300.5	197.2
Total	$1,592.9	$947.3	$645.6

Major Products Group:
Professional tools and equipment	$1,226.9	$780.3	$446.6
Industrial automation, controls and sensors	130.0	100.0	30.0
Franchise distribution	169.0	—	169.0
All other	67.0	67.0	—
Total	$1,592.9	$947.3	$645.6

End markets:
Direct sales:
Retail fueling (a)	$388.2	$—	$388.2
Industrial & Manufacturing	109.6	96.8	12.8
Vehicle repair (a)	153.8	—	153.8
Utilities & Power	49.6	49.6	—
Other	463.0	391.1	71.9
Total direct sales	1,164.2	537.5	626.7
Distributors(a)	428.7	409.8	18.9
Total	$1,592.9	$947.3	$645.6

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended March 29, 2019 was $745.2 million.

Disaggregation of revenue for the three months ended March 30, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$1,332.4	$776.6	$555.8
Sales of services	159.8	95.1	64.7
Total	$1,492.2	$871.7	$620.5

Geographic:
United States	$788.7	$406.4	$382.3
China	143.6	125.1	18.5
Germany	58.3	35.9	22.4
All other (each country individually less than 5% of total sales)	501.6	304.3	197.3
Total	$1,492.2	$871.7	$620.5

Major Products Group:
Professional tools and equipment	$1,119.2	$704.7	$414.5
Industrial automation, controls and sensors	138.0	105.0	33.0
Franchise distribution	173.0	—	173.0
All other	62.0	62.0	—
Total	$1,492.2	$871.7	$620.5

End markets:
Direct sales:
Retail fueling (a)	$348.3	$—	$348.3
Industrial & Manufacturing	105.5	90.4	15.1
Vehicle repair (a)	158.8	—	158.8
Utilities & Power	55.4	55.4	—
Other	381.9	301.2	80.7
Total direct sales	1,049.9	447.0	602.9
Distributors(a)	442.3	424.7	17.6
Total	$1,492.2	$871.7	$620.5

(a) Retail fueling and vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended March 30, 2018 was $728.1 million.

NOTE 9. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 11 of our 2018 Annual Report on Form 10-K.
The following sets forth the components of our net periodic pension costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
U.S. Pension Benefits:
Interest cost	$0.4	$0.3
Expected return on plan assets	(0.3)	(0.4)
Net periodic pension cost	$0.1	$(0.1)

Non-U.S. Pension Benefits:
Service cost	$0.3	$0.3
Interest cost	1.4	1.4
Expected return on plan assets	(1.4)	(1.5)
Amortization of net loss	0.7	0.7
Net curtailment and settlement loss recognized	—	0.2
Net periodic pension cost	$1.0	$1.1

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
Employer Contributions
During 2019, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $9.6 million. We do not expect to make contributions to the U.S. plan during 2019. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
NOTE 10. INCOME TAXES
Our effective tax rate for the three months ended March 29, 2019 was 14.8% as compared to 15.7% for the three months ended March 30, 2018. The year-over-year decrease was due primarily to favorable impacts of certain federal and international tax benefits.
Our effective tax rate for 2019 and 2018 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the Tax Cuts and Jobs Act (“TCJA”) U.S. federal permanent differences, the impact of credits and deductions provided by law, and earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.
NOTE 11. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of March 29, 2019, approximately 20 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2018 Annual Report on Form 10-K.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Stock Awards:
Pretax compensation expense	$7.8	$6.5
Income tax benefit	(1.7)	(1.4)
Stock Award expense, net of income taxes	6.1	5.1
Stock options:
Pretax compensation expense	5.1	4.5
Income tax benefit	(1.1)	(0.9)
Stock option expense, net of income taxes	4.0	3.6
Total stock-based compensation:
Pretax compensation expense	12.9	11.0
Income tax benefit	(2.8)	(2.3)
Total stock-based compensation expense, net of income taxes	$10.1	$8.7

On February 22, 2019, the Board of Directors granted 1.7 million stock options and 550 thousand stock awards at market value to employees.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of March 29, 2019. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$77.2
Stock options	70.4
Total unrecognized compensation cost	$147.6

NOTE 12. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies, refer to Notes 15 and 16 of our 2018 Annual Report on Form 10-K.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2018	$72.1
Accruals for warranties issued during the period	17.9
Settlements made	(23.0)
Effect of foreign currency translation	0.2
Balance, March 29, 2019	$67.2

NOTE 13. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 1.7 million and 1.5 million anti-dilutive options excluded from the diluted EPS calculation for the three months ended March 29, 2019 and March 30, 2018, respectively.
As described in Note 6, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Given the price of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three months ended March 29, 2019.
The impact of our MCPS calculated under the if-converted method were anti-dilutive, and as such 16.7 million shares were excluded from the diluted EPS calculation for the three months ended March 29, 2019.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 29, 2019	March 30, 2018
Numerator
Net earnings from continuing operations	$164.0	$214.0
Mandatory convertible preferred stock cumulative dividends	(17.3)	—
Net earnings attributable to common stockholders from continuing operations	$146.7	$214.0

Denominator
Weighted average common shares outstanding used in basic earnings per share	335.1	348.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	4.4	5.8
Weighted average common shares outstanding used in diluted earnings per share	339.5	354.4

Net earnings from continuing operations per common share - Basic	$0.44	$0.61
Net earnings from continuing operations per common share - Diluted	$0.43	$0.61

We declared and paid cash dividends per common share and per MCPS during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2019:
First quarter	$0.07	$23.4	$12.50	$17.3

2018:
First quarter	$0.07	$24.3	$—	$—

On April 11, 2019, we declared a regular quarterly cash dividend of $0.07 per share payable on June 28, 2019, to common stockholders of record on May 31, 2019 and a regular quarterly cash dividend of $12.50 per share on our MCPS payable on July 1, 2019 to preferred stockholders of record on June 15, 2019.

NOTE 14. SEGMENT INFORMATION
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

	Three Months Ended
	March 29, 2019	March 30, 2018
Sales:
Professional Instrumentation	$947.3	$871.7
Industrial Technologies	645.6	620.5
Total	$1,592.9	$1,492.2
Operating Profit:
Professional Instrumentation	$136.2	$206.4
Industrial Technologies	105.3	94.2
Other	(24.2)	(22.7)
Total Operating Profit	217.3	277.9
Interest expense, net	(25.3)	(23.3)
Other non-operating income (expenses), net	0.4	(0.7)
Earnings from continuing operations before income taxes	$192.4	$253.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive”, the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, sensing, transportation technology, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated and combined financial statements included in our 2018 Annual Report on Form 10-K. Our MD&A is divided into five sections:

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

•	Changes in industry standards and governmental regulations may reduce demand for our products or services or increase our expenses.

•	Trade relations between China and the United States could have a material adverse effect on our business and financial statements.

•	Any inability to consummate acquisitions at our anticipated rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•	Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial statements.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

•	International economic, political, legal, compliance and business factors could negatively affect our business and financial statements.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

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

•	Changes in U.S. GAAP could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.

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

•	Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher.

•	Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
OVERVIEW
General
Fortive is a diversified, multinational industrial technology growth company with global operations and our businesses are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Income, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. Unless otherwise noted discussion within this MD&A relates to continuing operations.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended March 29, 2019 as compared to the comparable period of 2018 resulting in aggregate year-over-year total sales growth of 6.7% and sales growth from existing businesses of 3.7%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in both high-growth and developed markets and other business-specific factors discussed below, contributed to overall sales growth from existing businesses across the majority of our businesses in the period.
On a year-over-year basis, both segments experienced sales growth from existing businesses with Professional Instrumentation growing 1.8% and Industrial Technologies growing 6.4%. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements in the Unites States based on the Europay, Mastercard and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies platform.
Geographically, sales from existing businesses grew at a mid-single digit rate in high-growth markets and at a low-single digit rate in developed markets during the three months ended March 29, 2019 as compared to the comparable 2018 period. Year-over-year sales from existing businesses grew at a high-single digit rate in China and Japan and at a mid-single digit rate in North America and Latin America during the three months ended March 29, 2019. Sales in Europe during the three months ended March 29, 2019 were relatively consistent with the comparable period in 2018.
We expect overall sales from existing businesses to continue to grow on a year-over-year basis during the remainder of 2019; however, we continue to monitor developments from macro-economic and geopolitical uncertainties, including Brexit and global uncertainties related to governmental policies toward international trade, monetary and fiscal policies; including the current uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations, and tariffs. We are also monitoring other factors identified above in “—Information Relating to Forward-Looking Statements.”
Completed Acquisitions
We entered into a purchase agreement, effective June 6, 2018, with Ethicon, Inc., a subsidiary of Johnson & Johnson, to purchase its Advanced Sterilization Products (“ASP”) business for approximately $2.7 billion in cash. The transaction was completed in accordance with the terms of the purchase agreement, and on April 1, 2019, we paid $2.7 billion in cash to acquire the ASP business. ASP is a leading global provider of innovative sterilization and disinfection solutions and pioneered low-temperature hydrogen peroxide sterilization technology. ASP’s products, which are sold globally, include the STERRAD system for sterilizing instruments and the EVOTECH and ENDOCLENS systems for endoscope reprocessing and cleaning.
We are in the process of transitioning ownership of certain non-principal countries, which are subject to various statutory closing requirements. During this transition, we will be operating under a transition services agreement with Johnson & Johnson.
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three months ended March 29, 2019 as compared to the comparable period of 2018:
Components of Sales Growth

% Change Three Months Ended March 29, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	6.7%
Existing businesses (Non-GAAP)	3.7%
Acquisitions (Non-GAAP)	5.8%
Currency exchange rates (Non-GAAP)	(2.8)%

Operating Profit Margins
Operating profit margin was 13.6% for the three months ended March 29, 2019, a decrease of 500 basis points as compared to 18.6% in the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were more than offset by unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in foreign currency exchange rates — 70 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — 240 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs — 190 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Professional Instrumentation	$947.3	$871.7
Industrial Technologies	645.6	620.5
Total	$1,592.9	$1,492.2
PROFESSIONAL INSTRUMENTATION
The Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, and healthcare applications. Product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.
Professional Instrumentation Selected Financial Data

	Three Months Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$947.3	$871.7
Operating profit	136.2	206.4
Depreciation	16.2	17.0
Amortization	44.1	17.2
Operating profit as a % of sales	14.4%	23.7%
Depreciation as a % of sales	1.7%	2.0%
Amortization as a % of sales	4.7%	2.0%

Components of Sales Growth

% Change Three Months Ended March 29, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	8.7%
Existing businesses (Non-GAAP)	1.8%
Acquisitions (Non-GAAP)	9.5%
Currency exchange rates (Non-GAAP)	(2.6)%
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses grew at a low-single digit rate during the three months ended March 29, 2019 as compared to the comparable period of 2018. Year-over-year sales from existing businesses of field solutions products and services grew at a low-single digit rate during the three months ended March 29, 2019 due to strong demand for portable gas detection and industrial test equipment, SaaS offerings and calibration tools, offset somewhat by declines in demand for electrical grid condition-based monitoring equipment.
Year-over-year sales from existing businesses of product realization solutions increased at a low-single digit rate during the three months ended March 29, 2019 as compared to the comparable period of 2018. The results were driven by strong growth in our energetic materials business, industrial and manufacturing and government end markets, and increased demand for oscilloscopes, driven by new product introductions, that were offset somewhat by declines in demand for our products in the 3D sensing market.
Geographically, demand from existing businesses increased on a year-over-year basis during the three months ended March 29, 2019 in North America and China.
Sales from existing businesses in the segment’s Sensing Technologies businesses declined at a low-single digit rate during the three months ended March 29, 2019 as compared to the comparable period of 2018 largely due to a decline in the industrial end market. Geographically, increased demand from existing businesses in China on a year-over-year basis was more than offset by declines in North America.
Year-over-year price increases in the Professional Instrumentation segment contributed 0.8% during the three months ended March 29, 2019 as compared to the comparable period of 2018, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 930 basis points during the three months ended March 29, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were more than offset by incremental year-over-year costs associated with various product development investments, unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — 190 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue — 410 basis points

•	Acquisition-related transaction costs, including costs related to our acquisition of ASP, and acquisition-related restructuring — 330 basis points

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
Industrial Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$645.6	$620.5
Operating profit	105.3	94.2
Depreciation	13.1	12.4
Amortization	8.1	7.7
Operating profit as a % of sales	16.3%	15.2%
Depreciation as a % of sales	2.0%	2.0%
Amortization as a % of sales	1.3%	1.2%
Components of Sales Growth

% Change Three Months Ended March 29, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	4.0%
Existing businesses (Non-GAAP)	6.4%
Acquisitions (Non-GAAP)	0.8%
Currency exchange rates (Non-GAAP)	(3.2)%
During the three months ended March 29, 2019, sales from existing businesses in the segment’s Transportation Technologies businesses grew at a low-double digit rate and in all geographies as compared to the comparable period of 2018. The results were largely attributable to broad based demand for fuel management systems, specifically in North America, China and India, as well as demand for payment solutions. Results in North America were favorably impacted by the approaching deadline of the liability shift related to EMV global standards.
Sales from existing businesses in the segment’s Franchise Distribution businesses declined at a low-single digit rate during the three months ended March 29, 2019 compared to the comparable period of 2018. Year-over-year increases in demand for specialty tools and shop equipment were more than offset by declines in wheel service equipment.
Year-over-year price increases in the Industrial Technologies segment contributed 2.7% during the three months ended March 29, 2019 as compared to the comparable period of 2018, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 110 basis points during the three months ended March 29, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by changes in foreign currency exchange rates — 130 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — 20 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$1,592.9	$1,492.2
Cost of sales	(780.2)	(725.9)
Gross profit	$812.7	$766.3
Gross profit margin	51.0%	51.4%
The year-over-year increase in cost of sales during the three months ended March 29, 2019 as compared to the comparable period in 2018 is due primarily to the impact of higher year-over-year sales volumes from existing businesses, incremental cost of sales from our recently acquired businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, partly offset by incremental cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions. Changes in currency exchange rates decreased cost of sales in the three months ended March 29, 2019.
The year-over-year increase in gross profit for the three months ended March 29, 2019, is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions and the impact of recently acquired businesses and changes in foreign currency exchange rates. These factors were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in currency exchange rates. The 40 basis point decrease in gross profit margin for the three months ended March 29, 2019 as compared to the comparable period in 2018 is due primarily to unfavorable sales mix and increased material costs associated primarily with inflationary pressures and recently enacted tariffs.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$1,592.9	$1,492.2
Selling, general and administrative (“SG&A”) expenses	486.4	388.5
Research and development (“R&D”) expenses	109.0	99.9
SG&A as a % of sales	30.5%	26.0%
R&D as a % of sales	6.8%	6.7%
SG&A expenses increased during the three months ended March 29, 2019 as compared to the comparable period of 2018 due primarily to costs associated with the preparation for integration and execution of the ASP acquisition, higher amortization expense due primarily to our recently acquired businesses, continued investments in our sales and marketing growth initiatives, and incremental expenses from our recently acquired businesses. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates. On a year-over-year basis, SG&A expenses as a percentage of sales increased 450 basis points in the three months ended March 29, 2019 due primarily to costs associated with the preparation for integration and execution of the ASP acquisition, higher amortization from our recently acquired businesses and higher relative spending levels at our recently acquired businesses.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three months ended March 29, 2019 as compared to the comparable period of 2018 due to incremental year-over-year investments in our product development initiatives. On a year-over-year basis, R&D expenses as a percentage of sales were relatively flat during the three months ended March 29, 2019.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $25 million was recorded for the three months ended March 29, 2019 compared to $23 million for the three months ended March 30, 2018. The increase in interest expense was attributable to an increase in the average debt balance as compared to the comparable periods of 2018.

INCOME TAXES
Our effective tax rate for the three months ended March 29, 2019 was 14.8% as compared to 15.7% for the three months ended March 30, 2018. The year-over-year decrease was due primarily to favorable impacts of certain federal and international tax benefits.
Our effective tax rate for 2019 and 2018 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the Tax Cuts and Jobs Act (“TCJA”) U.S. federal permanent differences, the impact of credits and deductions provided by law, and earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.
COMPREHENSIVE INCOME
Comprehensive income decreased by $117 million during the three months ended March 29, 2019 as compared to the comparable period in 2018 due primarily to net earnings that were lower by $97 million and unfavorable changes in foreign currency translation adjustments of $20 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three month period ended March 29, 2019.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the three months ended March 29, 2019:

	Three Months Ended
($ in millions)	March 29, 2019	March 30, 2018
Total operating cash provided by continuing operations	$161.2	$130.8

Cash paid for acquisitions, net of cash received	$—	$(7.7)
Payments for additions to property, plant and equipment	(24.0)	(25.9)
All other investing activities	—	0.1
Total investing cash used in continuing operations	$(24.0)	$(33.5)

Net proceeds from (repayments of) commercial paper borrowings	$443.8	$(74.2)
Proceeds from borrowings (maturities greater than 90 days), net of $24.3 million of issuance costs	2,417.8	—
Repayment of borrowings (greater than 90 days)	(402.9)	—
Payment of common stock cash dividend to shareholders	(23.4)	(24.3)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.3)	—
All other financing activities	(6.8)	4.4
Total financing cash provided by (used in) financing activities from continuing operations	$2,411.2	$(94.1)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were approximately $161 million for the first three months of 2019, an increase of $30 million, or approximately 23%, as compared to the comparable period of 2018. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2019 operating cash flows were impacted by lower net earnings for the first three months of 2019 as compared to the comparable period in 2018. Net earnings for the three months ended March 29, 2019 were impacted by a year-over-year decrease in operating profits of $60.6 million and an increase in net interest expense of $2.0 million associated with our financing activities. The year-over-year decrease in operating profit includes costs associated with the stand-up of the ASP acquisition and a net year-over-year increase in depreciation and amortization expenses of $26.0 million largely attributable to recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $24.0 million of cash during the first three months of 2019 compared to using $62.2 million of cash in the comparable period of 2018. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $73.6 million of cash during the first three months of 2019 as compared to using $87.9 million of cash in the comparable period of 2018. The timing of various employee benefit accruals drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities decreased $9.5 million during the three months ended March 29, 2019 as compared to the comparable period of 2018, due primarily to business acquisitions completed in 2018.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in operating-type lease arrangements with customers. For the full year 2019, we expect capital spending to be between approximately $150 million and $160 million, which includes approximately $35 million of one-time capital expenditures related to the integration of the ASP acquisition. Actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity and issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities generated cash of $2.4 billion during the three months ended March 29, 2019, of which $1.4 billion was due to the issuance of our 0.875% senior convertible notes and $1.0 billion was related to the issuance of our 364-day delayed-draw term loan facility due in 2020 (“2020 Delayed-Draw Term Loan”), which was partially offset by the repayment of $400.0 million of our 2019 delayed draw term loan. In the comparable 2018 period, financing activities used cash of approximately $94.1 million. In the three months ended March 29, 2019, we made net repayments of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $443.8 million and paid $40.7 million of cash dividends to shareholders of our common stock and MCPS.
Convertible Senior Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option, to fund, in part, the ASP acquisition. The Convertible Notes bear interest at a rate of 0.875% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The Convertible Notes mature on February 15, 2022, unless earlier repurchased or converted in accordance with their terms prior to such date.
The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 9.3777 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $106.64 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a premium of approximately 32.5% to the $80.48 per share closing price of our common stock on February 19, 2019. Upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our current intention is to settle such conversions through cash up to the principal amount of the converted Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the converted Convertible Notes.

2020 Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into the credit facility agreement that provides for a 364-day delayed-draw term loan facility in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP Acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of March 29, 2019, borrowings under this facility bore an interest rate of 3.24% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of March 29, 2019, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $2.0 billion available under the Revolving Credit Facility as of March 29, 2019. Of this amount, approximately $1.1 billion was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $902 million of indebtedness under the Revolving Credit Facility as of March 29, 2019. Refer to Note 6 of the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
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
As of March 29, 2019, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.82% and a weighted average remaining maturity of approximately 16 days. As of March 29, 2019, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 78 days.
Pursuant to our senior note and term loan agreements, $1.1 billion of our long-term debt is scheduled for maturity and repayment within 12 months. Accordingly, we have classified these as current debt on the accompanying Consolidated Condensed Balance Sheet.
Dividends
On January 29, 2019, we declared a regular quarterly dividend of $0.07 per share of common stock paid on March 29, 2019, to holders of record on February 22, 2019 and a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2019 to preferred stockholders of record on March 15, 2019.
Aggregate cash payments for the dividends paid to shareholders during the three months ended March 29, 2019 were $40.7 million and were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
Cash and Cash Requirements
As of March 29, 2019, we held approximately $3.7 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 1.04% during the three months ended March 29, 2019. Of the $3.7 billion of cash and cash equivalents we held as of March 29, 2019, approximately $2.7 billion was used to fund the ASP acquisition on April 1, 2019, and substantially all of the remaining cash was held outside of the United States.
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
As of March 29, 2019, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended March 29, 2019 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2018 Annual Report on Form 10-K. There were no material changes during the three months ended March 29, 2019 to the information reported in our 2018 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2018 Annual Report on Form 10-K. There were no material changes during the quarter ended March 29, 2019 to the risk factors reported in the “Risk Factors” section of our 2018 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fiscal quarter ended March 29, 2019, we acquired the following shares in settlement of the withholding obligations pertaining to vesting of our Performance Stock Awards:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 28	25,146	$81.54	N/A	N/A
March 1 - March 29	—	—	N/A	N/A
Total	25,146	$81.54	N/A	N/A

(1) In connection with the separation of the Company from Danaher Corporation (“Danaher”), Performance Stock Units issued by Danaher on February 24, 2015 to James A. Lico and Performance-Based Restricted Stock Units issued by Danaher on February 24, 2016 to Martin Gafinowitz and Barbara Hulit that remained unvested as of July 2, 2016 were canceled and replaced with Performance Stock Awards (“PSAs”) of the Company. In accordance with the terms of the Company’s 2016 Stock Incentive Plan, the Company withheld 25,146 shares of the Company’s common stock based on the corresponding closing price to offset tax withholding obligations that arose upon vesting of the PSAs.

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

4.2
Indenture (including form of Notes) with respect to Fortive Corporation’s 0.875% Convertible Senior Notes due 2022, dated as of February 22, 2019, among Fortive Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019, File No. 1-37654).

10.1
Amendment No. 1 to Term Loan Credit Agreement, dated as of February 21, 2019, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019, File No. 1-37654).

10.2
Amendment No. 1 to Revolving Credit Agreement, dated as of February 21, 2019, among Fortive Corporation, Bank of America N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019, File No. 1-37654).

10.3
Term Loan Credit Agreement, dated as of March 1, 2019, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on March 4, 2019, File No. 1-37654).

10.4
Employee Matters Agreement, dated as of March 7, 2018, by and among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp. (incorporated by reference from Exhibit 10.3 to Altra Industrial Motion Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-33209).

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

*
Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 29, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Earnings for the three months ended March 29, 2019 and March 30, 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 29, 2019 and March 30, 2018, (iv) Consolidated Condensed Statement of Changes in Equity for the three months ended March 29, 2019 and March 30, 2018, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 29, 2019 and March 30, 2018, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 25, 2019	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 25, 2019	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer