Form 10-Q
period 2019-06-28
Fortive Corp
filed 2019-07-25
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2019

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-37654
 ________________________________________________
Fortive Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	47-5654583
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6920 Seaway Blvd
Everett,	WA	98203

(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (425) 446-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $0.01 per share	FTV	New York Stock Exchange
5% Mandatory convertible preferred stock, Series A, par value $0.01 per share	FTV. PRA	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 18, 2019 was 335,533,242.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	June 28, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,092.1	$1,178.4
Accounts receivable, net	1,315.2	1,195.1
Inventories:
Finished goods	336.3	219.5
Work in process	97.0	103.1
Raw materials	260.4	251.9
Total inventories	693.7	574.5
Prepaid expenses and other current assets	313.9	193.2
Current assets, discontinued operations	21.4	30.0
Total current assets	3,436.3	3,171.2
Property, plant and equipment, net of accumulated depreciation of $821.4 and $889.8 at June 28, 2019 and December 31, 2018, respectively	514.7	576.1
Operating lease right-of-use assets	197.6	—
Other assets	755.4	548.9
Goodwill	7,750.9	6,133.1
Other intangible assets, net	3,813.2	2,476.3
Total assets	$16,468.1	$12,905.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,000.0	$455.6
Trade accounts payable	697.9	706.5
Current operating lease liabilities	51.3	—
Accrued expenses and other current liabilities	1,024.9	999.3
Current liabilities, discontinued operations	17.1	30.7
Total current liabilities	2,791.2	2,192.1
Operating lease liabilities	151.0	—
Other long-term liabilities	1,306.5	1,125.9
Long-term debt	5,196.5	2,974.7
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at June 28, 2019 and December 31, 2018	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 336.2 and 335.1 million issued; 335.4 and 334.5 million outstanding at June 28, 2019 and December 31, 2018, respectively	3.4	3.4
Additional paid-in capital	3,265.4	3,126.0
Retained earnings	3,810.4	3,552.7
Accumulated other comprehensive income (loss)	(67.6)	(86.6)
Total Fortive stockholders’ equity	7,011.6	6,595.5
Noncontrolling interests	11.3	17.4
Total stockholders’ equity	7,022.9	6,612.9
Total liabilities and equity	$16,468.1	$12,905.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales of products	$1,623.0	$1,439.5	$3,028.1	$2,771.9
Sales of services	241.7	162.3	429.5	322.1
Total sales	1,864.7	1,601.8	3,457.6	3,094.0
Cost of product sales	(808.0)	(656.7)	(1,455.9)	(1,271.5)
Cost of service sales	(152.7)	(114.3)	(285.0)	(225.4)
Total cost of sales	(960.7)	(771.0)	(1,740.9)	(1,496.9)
Gross profit	904.0	830.8	1,716.7	1,597.1
Operating costs:
Selling, general and administrative expenses	(537.1)	(404.5)	(1,023.5)	(793.0)
Research and development expenses	(117.4)	(101.9)	(226.4)	(201.8)
Operating profit	249.5	324.4	466.8	602.3
Non-operating expenses, net:
Interest expense, net	(44.4)	(23.9)	(69.7)	(47.2)
Other non-operating expenses, net	(0.8)	(1.1)	(0.4)	(1.8)
Earnings from continuing operations before income taxes	204.3	299.4	396.7	553.3
Income taxes	(29.0)	(49.2)	(57.4)	(89.1)
Net earnings from continuing operations	175.3	250.2	339.3	464.2
Earnings from discontinued operations, net of income taxes	(0.7)	44.8	(0.3)	92.0
Net earnings	174.6	295.0	339.0	556.2
Mandatory convertible preferred dividends	(17.2)	(0.2)	(34.5)	(0.2)
Net earnings attributable to common stockholders	$157.4	$294.8	$304.5	$556.0

Net earnings per common share from continuing operations:
Basic	$0.47	$0.72	$0.91	$1.33
Diluted	$0.47	$0.70	$0.90	$1.31
Net earnings per share from discontinued operations:
Basic	$—	$0.13	$—	$0.26
Diluted	$—	$0.13	$—	$0.26
Net earnings per share:
Basic	$0.47	$0.84	$0.91	$1.59
Diluted	$0.46	$0.83	$0.90	$1.57
Average common stock and common equivalent shares outstanding:
Basic	335.6	349.2	335.4	348.9
Diluted	339.7	355.0	339.8	354.7
The sum of net earnings per share may not add due to rounding
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net earnings	$174.6	$295.0	$339.0	$556.2
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	1.3	(99.8)	18.0	(63.4)
Pension adjustments	0.5	0.7	1.0	1.4
Total other comprehensive income (loss), net of income taxes	1.8	(99.1)	19.0	(62.0)
Comprehensive income	$176.4	$195.9	$358.0	$494.2
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	164.4	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	17.2	—
Common stock-based award activity	0.5	—	—	—	13.9	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(5.4)
Balance, March 29, 2019	335.0	3.4	1.4	—	3,240.3	3,676.4	(69.4)	12.0
Net earnings for the period	—	—	—	—	—	174.6	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	1.8	—
Common stock-based award activity	0.4	—	—	—	25.1	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.7)
Balance, June 28, 2019	335.4	$3.4	1.4	$—	$3,265.4	$3,810.4	$(67.6)	$11.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	347.8	$3.5	—	$—	$2,444.1	$1,350.3	$(7.6)	$17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	$3.5	—	—	$2,444.1	$1,346.4	$(7.6)	$17.9
Net earnings for the period	—	—	—	—	—	261.2	—	—
Dividends to common shareholders	—	—	—	—	—	(24.3)	—	—
Separation related adjustments	—	—	—	—	13.3	—	—	—
Other comprehensive income	—	—	—	—	—	—	37.1	—
Common stock-based award activity	0.7	—	—	—	18.7	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.6)
Balance, March 30, 2018	348.5	$3.5	—	$—	$2,476.1	$1,583.3	$29.5	$17.3
Net earnings for the period	—	—	—	—	—	295.0	—	—
Dividends to common shareholders	—	—	—	—	—	(24.4)	—	—
Separation related adjustments	—	—	—	—	(2.4)	—	—	—
Other comprehensive income	—	—	—	—	—	—	(99.1)	—
Common stock-based award activity	0.5	—	—	—	26.1	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	—
Balance, June 29, 2018	349.0	$3.5	1.4	$—	$3,836.8	$1,853.9	$(69.6)	$17.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net earnings from continuing operations	$339.3	$464.2
Noncash items:
Depreciation	62.7	61.1
Amortization	129.6	49.0
Stock-based compensation expense	28.8	24.4
Change in trade accounts receivable, net	(102.3)	(35.6)
Change in inventories	45.8	(62.8)
Change in trade accounts payable	(11.7)	30.5
Change in prepaid expenses and other assets	(67.2)	(40.9)
Change in accrued expenses and other liabilities	(3.6)	(66.8)
Total operating cash provided by continuing operations	421.4	423.1
Total operating cash provided by (used in) discontinued operations	(6.4)	89.8
Net cash provided by operating activities	415.0	512.9
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(3,237.1)	(9.3)
Payments for additions to property, plant and equipment	(48.5)	(47.7)
All other investing activities	—	3.8
Total investing cash used in continuing operations	(3,285.6)	(53.2)
Total investing cash used in discontinued operations	—	(11.0)
Net cash used in investing activities	(3,285.6)	(64.2)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	892.3	(325.9)
Proceeds from issuance of mandatory convertible preferred stock net of $43.0 million of issuance costs	—	1,338.2
Proceeds from borrowings (maturities greater than 90 days), net of $24.3 million of issuance costs	2,413.2	—
Repayment of borrowings (maturities greater than 90 days)	(455.3)	—
Payment of common stock cash dividend to shareholders	(46.8)	(48.7)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	—
All other financing activities	7.5	15.3
Total financing cash provided by continuing operations	2,776.4	978.9
Total financing cash provided used in discontinued operations	—	(0.1)
Net cash provided by financing activities	2,776.4	978.8
Effect of exchange rate changes on cash and equivalents	7.9	(21.4)
Net change in cash and equivalents	(86.3)	1,406.1
Beginning balance of cash and equivalents	1,178.4	962.1
Ending balance of cash and equivalents	$1,092.1	$2,368.2
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, sensing, transportation technology, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of June 28, 2019 and December 31, 2018, and our results of operations and cash flows for the three and six months ended June 28, 2019 and June 29, 2018. Reclassification of certain prior year amounts have been made to conform to current year presentation.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Income, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated condensed financial statements relates to continuing operations. Refer to Note 3 for additional information on discontinued operations.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of accumulated other comprehensive income (loss) (“accumulated OCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized losses of $7.1 million and gains of $0.1 million for the three and six months ended June 28, 2019, respectively, in other comprehensive income related to the net investment hedge. We recognized gains of $20.3 million and $5.5 million for the three and six months ended June 29, 2018, respectively, in other comprehensive income related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six month periods ended June 28, 2019 and June 29, 2018.
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended June 28, 2019:
Balance, March 29, 2019	$(12.6)	$(56.8)		$(69.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	1.3	—		1.3
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.7	(a)	0.7
Income tax impact	—	(0.2)	(c)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	1.3	0.5		1.8
Balance, June 28, 2019	$(11.3)	$(56.3)		$(67.6)

For the Three Months Ended June 29, 2018:
Balance, March 30, 2018	$100.4	$(70.9)		$29.5
Other comprehensive income (loss) before reclassifications, net of income taxes	(99.8)	—		(99.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.9	(a)	0.9
Income tax impact	—	(0.2)	(c)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income (loss), net of income taxes	(99.8)	0.7		(99.1)
Balance, June 29, 2018	$0.6	$(70.2)		$(69.6)

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

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Six Months Ended June 28, 2019:
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	18.0	—		18.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.4	(a)	1.4
Income tax impact	—	(0.4)	(c)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	18.0	1.0		19.0
Balance, June 28, 2019	$(11.3)	$(56.3)		$(67.6)

For the Six Months Ended June 29, 2018:
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(63.4)	—		(63.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.8	(a)	1.8
Income tax impact	—	(0.4)	(c)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.4		1.4
Net current period other comprehensive income (loss)	(63.4)	1.4		(62.0)
Balance, June 29, 2018	$0.6	$(70.2)		$(69.6)

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
During the six months ended June 28, 2019, we recorded certain adjustments to the preliminary purchase price allocation of acquisitions that closed during 2018 resulting in a net increase to goodwill of $40.4 million.
Completed Acquisitions in 2019
Advanced Sterilization Products
On April 1, 2019 (the “Principal Closing Date”), we acquired the advanced sterilization products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”) for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018 (the “Purchase Agreement”), between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution and sale of low-temperature terminal sterilization and high-level disinfection products. ASP generated annual revenues of approximately $800 million in 2018.

On the Principal Closing Date, we paid $2.7 billion in cash and obtained the transferred assets and assumed liabilities in 20 countries (“Principal Countries”), general patent and trademark assignments, and all transferred equity interests in ASP. ASP has operations in an additional 39 countries (“Non-Principal Countries”). The assets and liabilities associated with these operations will close when requirements of country-specific agreements or regulatory approvals are satisfied.

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of June 28, 2019, we have closed 20 Principal Countries and 3 Non-Principal Countries that, in aggregate, accounted for approximately 96% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 4% of the preliminary valuation of ASP, or $105.1 million, which is included as a prepaid asset in Other assets in the Condensed Consolidated Balance Sheet. As each Non-Principal Country closes, we will reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at June 28, 2019; the majority of the provisional goodwill is tax deductible.
In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services, and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP will sell finished goods to Ethicon at prices agreed by the parties. ASP will recognize these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale.

The following table summarizes the provisional fair value estimates of the assets acquired and liabilities assumed of Principal Countries that have been transferred to ASP as of June 28, 2019; we did not acquire accounts receivable or accounts payable from Johnson & Johnson:

Advanced Sterilization Products
Inventory	$164.2
Property, plant and equipment	45.2
Goodwill	1,299.9
Other intangible assets, primarily customer relationships, trade names and technology	1,149.0
Other assets and liabilities, net	(63.4)
Total consideration allocated to Principal Countries	2,594.9
Prepaid acquisition asset related to Non-Principal Countries	105.1
Net cash consideration	$2,700.0

Revenue and operating loss attributable to ASP for the three months ended June 28, 2019 were $164.9 million and $63.9 million, respectively, and are included in our Professional Instrumentation segment. Operating losses include amortization of intangible assets and transaction costs associated with the Transaction. We incurred approximately $25 million and $51 million of pretax transaction-related costs recorded in selling, general, and administrative expenses for the three and six months ended June 28, 2019, respectively, which were primarily for banking fees, legal fees and amounts paid to other third-party advisers.
Other Acquisition
In addition to the ASP acquisition, we acquired one business during 2019, in the second quarter, for $537.1 million in cash, net of cash acquired. The business acquired complements an existing unit of our Professional Instrumentation segment. The aggregate annual sales of this business in 2018 were approximately $63 million. We incurred approximately $2.9 million of pretax transaction-related costs recorded in selling, general, and administrative expenses for the three and six months ended June 28, 2019, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. The goodwill associated with this acquisition is not tax deductible. The revenue and operating profit from this acquisition included in our results during the three and six months ended June 28, 2019 was immaterial.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$14.7
Property, plant and equipment	1.8
Goodwill	265.8
Other intangible assets	304.3
Other assets and liabilities, net	(49.5)
Net cash consideration	$537.1

Pro Forma Financial Information
The pro forma information for the periods set forth below gives effect to the acquisitions made in 2019 and 2018 as if they had occurred on January 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,894.5	$1,907.6	$3,737.1	$3,699.2
Net earnings	$226.1	$151.7	$388.7	$287.3
Diluted net earnings per share	$0.67	$0.43	$1.14	$0.81

NOTE 3. DISCONTINUED OPERATIONS
Divestiture of A&S Business
On October 1, 2018, we completed the split-off of four of our operating companies (the “A&S Business”) in a tax efficient Reverse Morris Trust transaction with Altra Industrial Motion Corp. (“Altra”). The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 shares of common stock of Stevens Holding Company, Inc., an entity created to hold the A&S Business; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250 million as part of a debt-for-debt exchange that reduced outstanding indebtedness of Fortive; and (iv) $150 million in cash paid to us by Stevens Holding Company, Inc. as a dividend. We recognized an after-tax gain on the transaction of $1.9 billion.

The accounting requirements for reporting the disposition of the A&S Business as a discontinued operation were met when the separation and merger were completed in the fourth quarter of 2018. Accordingly, the accompanying consolidated condensed financial statements reflect the A&S Business as discontinued operations for all periods presented.

We continue to provide certain support services to Altra under transition services agreements. The impact of these services on our consolidated condensed financial statements was immaterial during the three and six month periods ended June 28, 2019.

The key components of income from discontinued operations for the three and six month periods ended June 28, 2019 and June 29, 2018 were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$0.4	$254.2	$6.1	$502.7
Cost of sales	(0.3)	(146.1)	(6.1)	(290.1)
Selling, general and administrative expenses	(0.5)	(40.9)	(0.5)	(76.1)
Research and development expenses	—	(9.2)	—	(18.2)
Gain (loss) on disposition of discontinued operations before income taxes	(0.3)	—	0.2	—
Interest expense and other	—	(1.4)	—	(2.7)
Earnings before income taxes	(0.7)	56.6	(0.3)	115.6
Income taxes	—	(11.8)	—	(23.6)
Net earnings from discontinued operations	$(0.7)	$44.8	$(0.3)	$92.0

Interest expense related to the debt retired as part of the debt-for-debt exchange was allocated to discontinued operations for all periods prior to the disposition.
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our accompanying Consolidated Condensed Balance Sheets as of June 28, 2019 and December 31, 2018 ($ in millions):

	June 28, 2019	December 31, 2018
ASSETS
Trade accounts receivable, net	$0.3	$4.2
Inventories	—	4.4
Other current assets	21.1	21.4
Total current assets, discontinued operations	$21.4	$30.0
LIABILITIES
Current liabilities:
Trade accounts payable	$5.2	$9.2
Accrued expenses and other current liabilities	11.9	21.5
Total current liabilities, discontinued operations	$17.1	$30.7

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2018	$6,133.1
Adjustments to preliminary purchase price allocations for acquisitions completed in 2018	40.4
Attributable to 2019 acquisitions	1,565.7
Foreign currency translation & other	11.7
Balance, June 28, 2019	$7,750.9
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 28, 2019	December 31, 2018
Professional Instrumentation	$6,508.8	$4,894.6
Industrial Technologies	1,242.1	1,238.5
Total goodwill	$7,750.9	$6,133.1

We have not identified any triggering events which would have indicated a potential impairment of goodwill during the six months ended June 28, 2019.
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of June 28, 2019 and December 31, 2018 ($ in millions):

	June 28, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$988.7	$(313.4)	$614.0	$(280.8)
Customer relationships and other intangibles	3,113.1	(686.3)	2,204.2	(589.9)
Total finite-lived intangibles	4,101.8	(999.7)	2,818.2	(870.7)
Indefinite-lived intangibles:
Trademarks and trade names	711.1	—	528.8	—
Total intangibles	$4,812.9	$(999.7)	$3,347.0	$(870.7)

During the three months ended June 28, 2019, we acquired finite lived intangible assets, consisting primarily of customer relationships and developed technology, with a weighted average life of 10 years. Refer to Note 2 for additional information on the intangible assets acquired.
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 28, 2019
Deferred compensation liabilities	$—	$25.7	$—	$25.7
December 31, 2018
Deferred compensation liabilities	$—	$20.8	$—	$20.8

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
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	June 28, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,000.0	$1,000.0	$455.6	$454.9
Long-term debt, net of current maturities	$5,196.5	$5,376.9	$2,974.7	$2,867.5

As of June 28, 2019 and December 31, 2018, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 6. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	June 28, 2019	December 31, 2018
U.S. dollar-denominated commercial paper	$1,283.0	$390.1
Euro-denominated commercial paper	267.9	270.1
Delayed-draw term loan due 2019	—	400.0
Delayed-draw term loan due 2020	1,000.0	—
Yen variable interest rate term loan due 2022	127.9	125.7
1.80% senior unsecured notes due 2019	—	55.6
2.35% senior unsecured notes due 2021	747.6	747.0
3.15% senior unsecured notes due 2026	892.5	891.9
4.30% senior unsecured notes due 2046	546.9	546.9
0.875% senior convertible notes due 2022	1,327.0	—
Other	3.7	3.0
Long-term debt	6,196.5	3,430.3
Less: current portion of long-term debt	1,000.0	455.6
Long-term debt, net of current maturities	$5,196.5	$2,974.7

Unamortized debt discounts, premiums and issuance costs of $125.4 million and $17.0 million as of June 28, 2019 and December 31, 2018, respectively, are netted against the aggregate principal amounts of the components of debt in the table above. Refer to Note 10 of our 2018 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of June 28, 2019, no borrowings were outstanding under the Revolving Credit Facility.
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

Of the $1.4 billion in proceeds received from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $13.2 million in interest expense during the three months ended June 28, 2019, of which $3.1 million related to the contractual coupon rate of 0.875% and $1.9 million was attributable to the amortization of debt issuance costs. We recognized $18.7 million in interest expense during the six months ended June 28, 2019, of which $4.4 million related to the contractual coupon rate and $2.8 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at June 28, 2019 was $90.8 million.

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
In connection with this offering of the Convertible Notes, on February 21, 2019, we entered into an amendment to the credit facility agreement associated with our Credit Agreement, dated as of November 30, 2018, to exclude the Guarantee from the limitations on subsidiary indebtedness under the Agreement.
Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“2020 Delayed-Draw Term Loan”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP Acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of June 28, 2019, borrowings under this facility bore an interest rate of 3.16% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
Commercial Paper
The details of our Commercial Paper Programs as of June 28, 2019 are as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$1,283.0	2.71%	22
Euro-denominated commercial paper	$267.9	(0.10)%	71

We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of June 28, 2019, we were in compliance with all of our covenants.
Repayments
On February 28, 2019, we prepaid the remaining $400.0 million outstanding principal and accrued interest under the delayed-draw term loan due 2019. The prepayment penalties associated with this payment were immaterial. Additionally, on June 15, 2019 we repaid the remaining outstanding principal of $55.3 million of our 1.80% senior unsecured notes.
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
For the three and six months ended June 28, 2019, operating lease cost was $20.2 million and $38.0 million. Short-term and variable lease cost, and cost for finance leases were immaterial for the three and six months ended June 28, 2019. During the six-month period ended June 28, 2019, cash paid for operating leases included in operating cash flows was $32.1 million. ROU assets obtained in exchange for operating lease obligations were $39.4 million and $43.9 million for the three and six months ended June 28, 2019. Of those ROU assets exchanged for operating lease obligations, $29.8 million were related to operating leases acquired with ASP.
The following table presents the maturity of our operating lease liabilities as of June 28, 2019 ($ in millions):

Remainder of 2019	$33.3
2020	49.1
2021	36.0
2022	25.9
2023	17.6
Thereafter	70.4
Total lease payments	232.3
Less: imputed interest	(30.0)
Total lease liabilities	$202.3

As previously disclosed in our 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows ($ in millions):

2019	$54.2
2020	41.2
2021	32.4
2022	24.0
2023	13.5
Thereafter	16.1
Total lease payments	$181.4

As of June 28, 2019, the weighted average lease term of our operating leases was 7.4 years and the weighted average discount rate of our operating leases was 3.4%. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of June 28, 2019, we had entered into operating leases for which the lease term has not yet commenced. These operating leases will commence in 2019 with lease terms between 3 and 5 years and have aggregate fixed payments over the non-cancelable lease terms of $1.0 million.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $71.1 million as of June 28, 2019 and immaterial as of December 31, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is 1 year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of June 28, 2019, we had $159.9 million in net revenue-related contract assets primarily related to certain software contracts recorded in the prepaid expenses and other current assets and other assets line items in our Condensed Consolidated Balance Sheet. Our revenue-related contract assets at December 31, 2018 were $144.4 million, the majority of which were recorded in property, plant and equipment on the Consolidated Condensed Balance Sheet. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial in the three and six months ended June 28, 2019.
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
Our contract liabilities consisted of the following ($ in millions):

	June 28, 2019	December 31, 2018
Deferred revenue - current	$372.1	$288.1
Deferred revenue - noncurrent	97.3	92.6
Total contract liabilities	$469.4	$380.7

In the three and six months ended June 28, 2019, we recognized $63.8 million and $178.1 million of revenue related to our contract liabilities at December 31, 2018. The change in our contract liabilities from December 31, 2018 to June 28, 2019 was primarily due to the addition of contract liabilities from our recently acquired businesses and the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from June 28, 2019, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

June 28, 2019
Professional Instrumentation	$158.9
Industrial Technologies	402.2
Total remaining performance obligations	$561.1

The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 45 percent within the next two years, approximately 75 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended June 28, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$1,623.0	$966.5	$656.5
Sales of services	241.7	166.8	74.9
Total	$1,864.7	$1,133.3	$731.4

Geographic:
United States	$1,077.7	$615.6	$462.1
China	154.3	126.4	27.9
All other (each country individually less than 5% of total sales)	632.7	391.3	241.4
Total	$1,864.7	$1,133.3	$731.4

Major Products Group:
Professional tools and equipment	$1,255.7	$711.2	$544.5
Industrial automation, controls and sensors	127.6	96.8	30.8
Franchise distribution	154.2	—	154.2
Medical technologies (b)	265.3	263.4	1.9
All other	61.9	61.9	—
Total	$1,864.7	$1,133.3	$731.4

End markets:
Direct sales:
Retail fueling (a)	$486.3	$—	$486.3
Industrial & Manufacturing	114.1	97.4	16.7
Vehicle repair (a)	139.5	—	139.5
Utilities & Power	49.1	49.1	—
Medical (a) (b)	265.3	263.4	1.9
Other	391.5	323.5	68.0
Total direct sales	1,445.8	733.4	712.4
Distributors(a)	418.9	399.9	19.0
Total	$1,864.7	$1,133.3	$731.4

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended June 28, 2019 was $773.1 million.

Disaggregation of revenue for the three months ended June 29, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$1,439.5	$791.0	$648.5
Sales of services	162.3	98.0	64.3
Total	$1,601.8	$889.0	$712.8

Geographic:
United States	$861.0	$434.0	$427.0
China	146.6	116.6	30.0
All other (each country individually less than 5% of total sales)	594.2	338.4	255.8
Total	$1,601.8	$889.0	$712.8

Major Products Group:
Professional tools and equipment	$1,169.5	$643.4	$526.1
Industrial automation, controls and sensors	131.6	98.5	33.1
Franchise distribution	152.2	—	152.2
Medical technologies (c)	98.1	96.7	1.4
All other	50.4	50.4	—
Total	$1,601.8	$889.0	$712.8

End markets:
Direct sales:
Retail fueling (a)	$460.9	$—	$460.9
Industrial & Manufacturing	115.7	97.2	18.5
Vehicle repair (a)	137.7	—	137.7
Utilities & Power	46.0	46.0	—
Medical (a) (b)	98.1	96.7	1.4
Other	324.4	247.6	76.8
Total direct sales	1,182.8	487.5	695.3
Distributors(a)	419.0	401.5	17.5
Total	$1,601.8	$889.0	$712.8

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended June 29, 2018 was $796.7 million.

(b) Sales were previously disclosed in Other.
(c) Sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors and All other.

Disaggregation of revenue for the six months ended June 28, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$3,028.1	1,792.3	1,235.8
Sales of services	429.5	288.3	141.2
Total	$3,457.6	$2,080.6	$1,377.0

Geographic:
United States	$1,965.3	$1,101.6	$863.7
China	304.3	254.8	49.5
All other (each country individually less than 5% of total sales)	1,188.0	724.2	463.8
Total	$3,457.6	$2,080.6	$1,377.0

Major Products Group:
Professional tools and equipment	$2,407.9	$1,416.8	$991.1
Industrial automation, controls and sensors	247.3	188.9	58.4
Franchise distribution	323.2	—	323.2
Medical technologies (c)	364.3	360.0	4.3
All other	114.9	114.9	—
Total	$3,457.6	$2,080.6	$1,377.0

End markets:
Direct sales:
Retail fueling (a)	$874.5	$—	$874.5
Industrial & Manufacturing	223.7	194.2	29.5
Vehicle repair (a)	293.3	—	293.3
Utilities & Power	98.7	98.7	—
Medical (a) (b)	364.3	360.0	4.3
Other	769.2	630.8	138.4
Total direct sales	2,623.7	1,283.7	1,340.0
Distributors(a)	833.9	796.9	37.0
Total	$3,457.6	$2,080.6	$1,377.0

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the six months ended June 28, 2019 was $1,518.3 million.

(b) Certain sales were previously disclosed in Other.
(c) Certain sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors and All other.

Disaggregation of revenue for the six months ended June 29, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$2,771.9	$1,567.6	$1,204.3
Sales of services	322.1	193.1	129.0
Total	$3,094.0	$1,760.7	$1,333.3

Geographic:
United States	$1,649.7	$840.4	$809.3
China	290.2	241.7	48.5
All other (each country individually less than 5% of total sales)	1,154.1	678.6	475.5
Total	$3,094.0	$1,760.7	$1,333.3

Major Products Group:
Professional tools and equipment	$2,214.9	$1,274.3	$940.6
Industrial automation, controls and sensors	261.3	197.1	64.2
Franchise distribution	325.2	—	325.2
Medical technologies (c)	194.8	191.5	3.3
All other	97.8	97.8	—
Total	$3,094.0	$1,760.7	$1,333.3

End markets:
Direct sales:
Retail fueling (a)	$809.2	$—	$809.2
Industrial & Manufacturing	221.2	187.6	33.6
Vehicle repair (a)	296.5	—	296.5
Utilities & Power	101.4	101.4	—
Medical (b)	194.8	191.5	3.3
Other	623.4	467.1	156.3
Total direct sales	2,246.5	947.6	1,298.9
Distributors(a)	847.5	813.1	34.4
Total	$3,094.0	$1,760.7	$1,333.3

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the six months ended June 29, 2018 was $1,524.8 million.

(b) Sales were previously disclosed in Other.
(c) Sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors and All other.

NOTE 9. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 11 of our 2018 Annual Report on Form 10-K.
The following sets forth the components of our net periodic pension costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
U.S. Pension Benefits:
Interest cost	0.4	$0.3	$0.8	$0.6
Expected return on plan assets	$(0.3)	(0.3)	(0.7)	(0.7)
Net periodic pension cost	$0.1	$—	$0.1	$(0.1)

Non-U.S. Pension Benefits:
Service cost	$0.7	$0.3	$1.0	$0.6
Interest cost	1.4	1.4	2.9	2.8
Expected return on plan assets	(1.5)	(1.5)	(2.9)	(3.0)
Amortization of net loss	0.7	0.7	1.4	1.4
Net curtailment and settlement loss recognized	—	0.2	—	0.4
Net periodic pension cost	$1.3	$1.1	$2.4	$2.2

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
Employer Contributions
During 2019, our cash contribution requirements for our non-U.S. defined benefit pension plans are expected to be approximately $11.0 million. We do not expect to make contributions to the U.S. plan during 2019. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
NOTE 10. INCOME TAXES
Our effective tax rates for the three and six months ended June 28, 2019 were 14.2% and 14.5%, respectively, as compared to 16.4% and 16.1% for the three and six months ended June 29, 2018, respectively. The year-over-year decrease was due primarily to increases in favorable impacts of certain federal and international tax benefits, offset in part by unfavorable impacts of lower mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21%.
Our effective tax rate for 2019 and 2018 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.
NOTE 11. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of June 28, 2019, approximately 20 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2018 Annual Report on Form 10-K.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of selling, general & administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock Awards:
Pretax compensation expense	$10.1	$7.9	$17.9	$14.4
Income tax benefit	(2.1)	(1.6)	(3.8)	(3.0)
Stock Award expense, net of income taxes	8.0	6.3	14.1	11.4
Stock options:
Pretax compensation expense	5.8	5.5	10.9	10.0
Income tax benefit	(1.2)	(1.2)	(2.3)	(2.1)
Stock option expense, net of income taxes	4.6	4.3	8.6	7.9
Total stock-based compensation:
Pretax compensation expense	15.9	13.4	28.8	24.4
Income tax benefit	(3.3)	(2.8)	(6.1)	(5.1)
Total stock-based compensation expense, net of income taxes	$12.6	$10.6	$22.7	$19.3

The following summarizes the unrecognized compensation cost for the Stock Plan awards as of June 28, 2019. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$74.9
Stock options	62.8
Total unrecognized compensation cost	$137.7

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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2018	$72.1
Accruals for warranties issued during the period	32.1
Settlements made	(35.7)
Additions due to acquisitions	3.4
Effect of foreign currency translation	0.3
Balance, June 28, 2019	$72.2

NOTE 13. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were an insignificant amount of options excluded from the diluted EPS calculation for the three months ended June 28, 2019 and 1.5 million anti-dilutive options excluded from the diluted EPS calculation for the three months ended June 29, 2018. There were 1.7 million and 1.5 million anti-dilutive options excluded for the six months ended June 28, 2019 and June 29, 2018, respectively.
As described in Note 6, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three and six months ended June 28, 2019.
The impact of our MCPS calculated under the if-converted method was anti-dilutive, and as such 17.5 million shares were excluded from the diluted EPS calculation for the three and six months ended June 28, 2019.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator
Net earnings from continuing operations	$175.3	$250.2	$339.3	$464.2
Mandatory convertible preferred stock cumulative dividends	(17.2)	(0.2)	(34.5)	(0.2)
Net earnings attributable to common stockholders from continuing operations	$158.1	$250.0	$304.8	$464.0

Denominator
Weighted average common shares outstanding used in basic earnings per share	335.6	349.2	335.4	348.9
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	4.1	5.6	4.4	5.7
Assumed conversion of outstanding mandatory convertible preferred stock	—	0.2	—	0.1
Weighted average common shares outstanding used in diluted earnings per share	339.7	355.0	339.8	354.7

Net earnings from continuing operations per common share - Basic	$0.47	$0.72	$0.91	$1.33
Net earnings from continuing operations per common share - Diluted	$0.47	$0.70	$0.90	$1.31

We declared and paid cash dividends per common share and per MCPS during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2019:
First quarter	$0.07	$23.4	$12.50	$17.3
Second quarter	0.07	23.4	12.50	17.2
Total	$0.14	$46.8	$25.00	$34.5

2018:
First quarter	$0.07	$24.3	$—	$—
Second quarter	0.07	24.4	—	—
Total	$0.14	$48.7	$—	$—

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales:
Professional Instrumentation	$1,133.3	$889.0	$2,080.6	$1,760.7
Industrial Technologies	731.4	712.8	1,377.0	1,333.3
Total	$1,864.7	$1,601.8	$3,457.6	$3,094.0
Operating Profit:
Professional Instrumentation	$122.0	$216.7	$258.2	$423.1
Industrial Technologies	152.9	134.6	258.2	228.8
Other	(25.4)	(26.9)	(49.6)	(49.6)
Total Operating Profit	249.5	324.4	466.8	602.3
Interest expense, net	(44.4)	(23.9)	(69.7)	(47.2)
Other non-operating income (expenses), net	(0.8)	(1.1)	(0.4)	(1.8)
Earnings from continuing operations before income taxes	$204.3	$299.4	$396.7	$553.3

As of June 28, 2019, the material changes in total assets by segment since December 31, 2018 were due primarily to the acquisition of ASP discussed in Note 2. Our identifiable assets by segment are as follows ($ in millions):

	June 28, 2019	December 31, 2018
Professional Instrumentation	$12,178.4	$8,592.6
Industrial Technologies	3,010.5	3,011.2
Other	1,257.8	1,271.8
Assets of Discontinued Operations	21.4	30.0
Total	$16,468.1	$12,905.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in advanced instrumentation and solutions, sensing, transportation technology, and franchise distribution markets. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions.
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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and “Part II - Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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

On April 1, 2019, we acquired the advanced sterilization products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”) for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018 (the “Purchase Agreement”), between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution and sale of low-temperature terminal sterilization and high-level disinfection products. ASP generated annual revenues of approximately $800 million in 2018. Refer to Note 2 to the accompanying consolidated condensed financial statements for additional information regarding the Transaction.
On October 1, 2018, we completed the split-off of four of our operating companies (the “A&S Business”), and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Income, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. Unless otherwise noted discussion within this MD&A relates to continuing operations.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended June 28, 2019 as compared to the comparable period of 2018 resulting in aggregate year-over-year total sales growth of 16.4% and sales growth from existing businesses of 2.0%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in developed markets and other business-specific factors discussed below, contributed to overall sales growth from existing businesses across the majority of our businesses in the period.
On a year-over-year basis for the three months ended June 28, 2019, both segments experienced sales growth from existing businesses with Professional Instrumentation growing 0.1% and Industrial Technologies growing 4.4%. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements in the United States based on the Europay, Mastercard and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies platform.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and declined at a low-single digit rate in high-growth markets during the three months ended June 28, 2019 as compared to the comparable 2018 period. Year-over-year sales from existing businesses grew at a high-single digit rate in the Middle East and Africa and at a mid-single digit rate in North America, while sales in Europe declined at a low-single digit rate during the three months ended June 28, 2019.

We expect overall sales from existing businesses to continue to grow on a year-over-year basis during the remainder of 2019. We continue to monitor macro-economic developments and the corresponding impact on our businesses. In addition, we continue to monitor geopolitical uncertainties, including Brexit and global uncertainties related to governmental policies toward international trade, monetary and fiscal policies; and the current uncertainty surrounding the relationship between the United

States and China with respect to trade policies, treaties, government regulations, and tariffs. We will also continue to monitor other factors identified above in “—Information Relating to Forward-Looking Statements.”
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and six months ended June 28, 2019 as compared to the comparable periods of 2018:
Components of Sales Growth

	% Change Three Months Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six Months Ended June 28, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	16.4%	11.8%
Existing businesses (Non-GAAP)	2.0%	2.8%
Acquisitions (Non-GAAP)	16.5%	11.5%
Currency exchange rates (Non-GAAP)	(2.1)%	(2.5)%
Operating Profit Margins
Operating profit margin was 13.4% for the three months ended June 28, 2019, a decrease of 690 basis points as compared to 20.3% in the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were partially offset by unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in foreign currency exchange rates — favorable 30 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 540 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs — unfavorable 180 basis points
Operating profit margin was 13.5% for the six months ended June 28, 2019, a decrease of 600 basis points as compared to 19.5% in the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were more than offset by unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in foreign currency exchange rates — unfavorable 20 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 390 basis points

•	The incremental year-over-year net dilutive effect of acquisition and divestiture-related transaction costs —unfavorable 190 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Professional Instrumentation	$1,133.3	$889.0	$2,080.6	$1,760.7
Industrial Technologies	731.4	712.8	1,377.0	1,333.3
Total	$1,864.7	$1,601.8	$3,457.6	$3,094.0

PROFESSIONAL INSTRUMENTATION
Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions and Sensing Technologies businesses. Our Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, and healthcare applications. Product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products and also include highly-engineered energetic materials components in specialized vertical applications. Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity. On April 1, 2019, we acquired the ASP business from Johnson & Johnson. ASP provides sterilization solutions to health care facilities used in the fields of low-temperature terminal sterilization and high-level disinfection.
Professional Instrumentation Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,133.3	$889.0	$2,080.6	$1,760.7
Operating profit	122.0	216.7	258.2	423.1
Depreciation	19.7	15.5	35.9	32.5
Amortization	69.3	16.4	113.4	33.6
Operating profit as a % of sales	10.8%	24.4%	12.4%	24.0%
Depreciation as a % of sales	1.7%	1.7%	1.7%	1.8%
Amortization as a % of sales	6.1%	1.8%	5.5%	1.9%
Components of Sales Growth

	% Change Three Months Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six Months Ended June 28, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	27.5%	18.2%
Existing businesses (Non-GAAP)	0.1%	1.0%
Acquisitions (Non-GAAP)	29.3%	19.4%
Currency exchange rates (Non-GAAP)	(1.9)%	(2.2)%
Sales from existing businesses in our segment’s Advanced Instrumentation & Solutions businesses were relatively flat during the three months ended June 28, 2019 and grew at a low-single digit rate during the six months ended June 28, 2019 as compared to the comparable periods of 2018.
Year-over-year sales from existing businesses of field solutions products and services declined slightly during the three months ended June 28, 2019, as strong demand for portable gas detection and growth in industrial test equipment, SaaS offerings and calibration tools was more than offset by declines in demand for electrical grid condition-based monitoring equipment and from our industrial channel partners. Year-over-year sales from existing businesses grew low-single digits during the six months ended June 28, 2019, as strong demand for portable gas detection and growth in industrial test equipment, SaaS offerings and calibration tools was partially offset by declines in demand for electrical grid condition-based monitoring equipment and from our industrial channel partners.
Year-over-year sales from existing businesses of product realization solutions were relatively flat during the three months ended June 28, 2019, as compared to the comparable period of 2018. Increased demand for oscilloscopes and strong growth in our energetic materials business was tempered by a decrease in demand for our Keithley products. During the six months ended June 28, 2019, year-over-year sales from existing businesses of product realization solutions grew at a low-single digit rate driven by increased demand for oscilloscopes, growth in industrial and manufacturing end markets, and strong growth in our energetic materials business, somewhat offset by declines in demand for our 3D sensing and Keithley products.
Geographically, demand from existing businesses in Advanced Instrumentation & Solutions increased on a year-over-year basis during the three months ended June 28, 2019 in North America, which was mostly offset by declines in Western Europe. Demand from existing businesses increased on a year-over-year basis during the six months ended June 28, 2019 in North America and China, which was partially offset by declines in Western Europe.
Sales from existing businesses in our segment’s Sensing Technologies businesses grew at a low-single digit rate during the three months ended June 28, 2019 and declined at a low-single digit rate during the six months ended June 28, 2019 as compared to the comparable periods of 2018. The growth in sales during the three month period was attributable to an increase in demand in the medical market, which was partially offset by declines in industrial end markets. The decline in sales during the six month period was largely due to a decline in industrial end markets. Geographically, demand from existing businesses increased in China on a year-over-year basis during the three and six months ended June 28, 2019, and was offset by declines in North America and Western Europe for both periods.
Year-over-year price increases in our Professional Instrumentation segment contributed 1.3% and 1.0% to sales growth during the three and six months ended June 28, 2019 as compared to the comparable periods of 2018, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 1,360 basis points during the three months ended June 28, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were more than offset by incremental year-over-year costs associated with various product development investments, unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — unfavorable 140 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue — unfavorable 890 basis points

•	Acquisition and disposition-related transaction costs, including costs related to our acquisition of ASP, and acquisition-related restructuring — unfavorable 330 basis points
Operating profit margin decreased 1,160 basis points during the six months ended June 28, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were more than offset by incremental year-over-year costs associated with various product development investments, unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — unfavorable 160 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue — unfavorable 670 basis points

•	Acquisition and divestiture-related transaction costs, including costs related to our acquisition of ASP, and acquisition-related restructuring — unfavorable 330 basis points

INDUSTRIAL TECHNOLOGIES
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
Industrial Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$731.4	$712.8	$1,377.0	$1,333.3
Operating profit	152.9	134.6	258.2	228.8
Depreciation	13.0	14.4	26.1	26.8
Amortization	8.1	7.7	16.2	15.4
Operating profit as a % of sales	20.9%	18.9%	18.8%	17.2%
Depreciation as a % of sales	1.8%	2.0%	1.9%	2.0%
Amortization as a % of sales	1.1%	1.1%	1.2%	1.2%
Components of Sales Growth

	% Change Three Months Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six Months Ended June 28, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	2.6%	3.3%
Existing businesses (Non-GAAP)	4.4%	5.3%
Acquisitions (Non-GAAP)	0.5%	0.7%
Currency exchange rates (Non-GAAP)	(2.3)%	(2.7)%
Sales from existing businesses in our segment’s Transportation Technologies businesses grew at a mid-single digit and a high-single digit rate and across all geographies during the three and six months ended June 28, 2019, respectively, as compared to the comparable periods of 2018. The results in both periods were largely attributable to broad based demand for fuel management systems, specifically in North America and Europe as well as demand for payment solutions. In addition, demand for fuel management systems in China contributed to growth during the six months ended June 28, 2019. Results in North America were favorably impacted in both periods by the approaching deadline of the liability shift related to EMV global standards.
Sales from existing businesses in our segment’s Franchise Distribution businesses increased at a low-single digit rate during the three months ended June 28, 2019, and declined slightly during the six months ended June 28, 2019, as compared to the comparable periods of 2018. Increases in demand for hardline, specialty and diagnostic tools during the three months ended June 28, 2019 were partially offset by declines in wheel service equipment. Increases in demand for hardline, specialty and diagnostic tools during the six months ended June 28, 2019 were more than offset by declines in wheel service equipment during the six months ended June 28, 2019.
Year-over-year price increases in our Industrial Technologies segment contributed 2.0% and 2.3% to sales growth during the three and six months ended June 28, 2019, respectively, as compared to the comparable periods of 2018, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 200 basis points during the three months ended June 28, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates — favorable 210 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 10 basis points
Operating profit margin increased 160 basis points during the six months ended June 28, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates — favorable 180 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 20 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,864.7	$1,601.8	$3,457.6	$3,094.0
Cost of sales	(960.7)	(771.0)	(1,740.9)	(1,496.9)
Gross profit	$904.0	$830.8	$1,716.7	$1,597.1
Gross profit margin	48.5%	51.9%	49.7%	51.6%
The year-over-year increase in cost of sales during the three and six months ended June 28, 2019 as compared to the comparable periods in 2018 is due primarily to the impact of higher year-over-year sales volumes from existing businesses, incremental cost of sales from our recently acquired businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, partly offset by incremental cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions. Changes in currency exchange rates decreased cost of sales during the three and six months ended June 28, 2019.
The year-over-year increase in gross profit for the three and six months ended June 28, 2019, is due primarily to the favorable impact of pricing improvements and higher year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and material cost and supply chain improvement actions, and the impact of recently acquired businesses. These factors were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in currency exchange rates. The respective 340 basis point and 190 basis point decrease in gross profit margins for the three and six months ended June 28, 2019, as compared to the comparable periods in 2018, is due primarily to acquisition-related fair value adjustments to deferred revenue and inventory related to our recent acquisitions, unfavorable sales mix, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs. We expect the acquisition-related fair value adjustments to deferred revenue and inventory to continue to impact margins during the remainder of 2019.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,864.7	$1,601.8	$3,457.6	$3,094.0
Selling, general and administrative (“SG&A”) expenses	537.1	404.5	1,023.5	793.0
Research and development (“R&D”) expenses	117.4	101.9	226.4	201.8
SG&A as a % of sales	28.8%	25.3%	29.6%	25.6%
R&D as a % of sales	6.3%	6.4%	6.5%	6.5%
SG&A expenses increased during the three and six months ended June 28, 2019, as compared to the comparable periods of 2018, due primarily to costs associated with the ASP acquisition, higher amortization expense due primarily to our recently acquired businesses, and incremental expenses from our recently acquired businesses. These increases were partly offset by incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates. On a year-over-year basis, SG&A expenses as a percentage of sales increased 350 basis points and

400 basis points in the three and six months ended June 28, 2019, respectively, due primarily to costs associated with the ASP acquisition, higher amortization from our recently acquired businesses, and higher relative spending levels and growth investments at our recently acquired businesses.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three and six months ended June 28, 2019, as compared to the comparable periods of 2018, due to incremental year-over-year investments in our product development initiatives and incremental expenses from our recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales were relatively flat during the three and six months ended June 28, 2019.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 6 to the accompanying consolidated condensed financial statements.
Net interest expense for the three and six months ended June 28, 2019 was $44 million and $70 million, respectively. Net interest expense for the three and six months ended June 29, 2018 was $24 million and $47 million, respectively. The increase in interest expense for both periods was due to higher year-over-year average debt balances used to fund acquisitions.
INCOME TAXES
Our effective tax rates for the three and six months ended June 28, 2019 were 14.2% and 14.5%, respectively, as compared to 16.4% and 16.1% for the three and six months ended June 29, 2018, respectively. The year-over-year decrease was due primarily to increases in favorable impacts of certain federal and international tax benefits, offset in part by unfavorable impacts of lower mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21%.
Our effective tax rate for 2019 and 2018 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.
COMPREHENSIVE INCOME
Comprehensive income decreased by $20 million during the three months ended June 28, 2019 as compared to the comparable period in 2018 due primarily to net earnings that were lower by $120 million, partially offset by favorable changes in foreign currency translation adjustments of $101 million.
Comprehensive income decreased by $136 million during the six months ended June 28, 2019 as compared to the comparable period in 2018 due primarily to net earnings that were lower by $217 million, partially offset by favorable changes in foreign currency translation adjustments of $81 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three and six month periods ended June 28, 2019.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the six months ended June 28, 2019:

	Six Months Ended
($ in millions)	June 28, 2019	June 29, 2018
Total operating cash provided by continuing operations	$421.4	$423.1

Cash paid for acquisitions, net of cash received	$(3,237.1)	$(9.3)
Payments for additions to property, plant and equipment	(48.5)	(47.7)
All other investing activities	—	3.8
Total investing cash used in continuing operations	$(3,285.6)	$(53.2)

Net proceeds from (repayments of) commercial paper borrowings	$892.3	$(325.9)
Proceeds from borrowings (maturities greater than 90 days), net of $24.3 million of issuance costs	2,413.2	—
Repayment of borrowings (greater than 90 days)	(455.3)	—
Proceeds from issuance of mandatory convertible preferred stock net of $43.0 million of issuance costs	—	1,338.2
Payment of common stock cash dividend to shareholders	(46.8)	(48.7)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	—
All other financing activities	7.5	15.3
Total financing cash provided by (used in) financing activities from continuing operations	$2,776.4	$978.9
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were approximately $421 million during the first six months of 2019, a decrease of $2 million, as compared to the comparable period of 2018. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2019 operating cash flows were impacted by lower net earnings for the first six months of 2019 as compared to the comparable period in 2018. Net earnings for the six months ended June 28, 2019 were impacted by a year-over-year decrease in operating profits of $136 million and an increase in net interest expense of $23 million associated with our financing activities that supported our acquisition activity. The year-over-year decrease in operating profit includes costs associated with the ASP acquisition and a net year-over-year increase in depreciation and amortization expenses of $82 million largely attributable to recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $68 million of cash during both the first six months of 2019 and the comparable period of 2018. The use of cash during the first six months of 2019 was largely due to our acquisition of ASP, as we did not acquire accounts receivable and accounts payable from Johnson & Johnson. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period. We expect ASP to continue to invest in working capital throughout 2019.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $71 million of cash during the first six months of 2019 as compared to using $108 million of cash in the comparable period of 2018. The year over year change was largely driven by the timing of net tax payments and various employee benefit accruals.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $3.2 billion during the six months ended June 28, 2019 as compared to the comparable period of 2018, due primarily to business acquisitions completed in 2019.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in revenue arrangements with customers. For the full year 2019, we expect capital spending to be between approximately $150 million and $160 million, which includes approximately $35 million of one-time capital expenditures related to the integration of the ASP acquisition. Actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity and issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities generated cash of $2.8 billion during the six months ended June 28, 2019, of which $1.4 billion was due to the issuance of our 0.875% senior convertible notes and $1.0 billion was related to the issuance of our 364-day delayed-draw term loan facility due in 2020 (“2020 Delayed-Draw Term Loan”), which was partially offset by the repayment of $400 million of our 2019 delayed draw term loan and $55 million of our 1.80% senior unsecured notes. In the comparable 2018 period, financing activities generated cash of approximately $979 million. In the six months ended June 28, 2019, we made net borrowings of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $892 million and paid $81 million of cash dividends to shareholders of our common stock and MCPS.
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
2020 Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into the credit facility agreement that provides for a 364-day delayed-draw term loan facility in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP Acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of June 28, 2019, borrowings under this facility bore an interest rate of 3.16% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of June 28, 2019, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

We had $2.0 billion available under the Revolving Credit Facility as of June 28, 2019. Of this amount, approximately $1.6 billion was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $449 million of indebtedness under the Revolving Credit Facility as of June 28, 2019. Refer to Note 6 of the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
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
As of June 28, 2019, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.71% and a weighted average remaining maturity of approximately 22 days. As of June 28, 2019, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 71 days.
Pursuant to our term loan agreement, $1.0 billion of our long-term debt is scheduled for maturity and repayment within 12 months. Accordingly, we have classified this as current debt on the accompanying Consolidated Condensed Balance Sheet.
Dividends
Aggregate cash payments for the dividends paid to shareholders during the six months ended June 28, 2019 were $81 million and were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
Cash and Cash Requirements
As of June 28, 2019, we held approximately $1.1 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 0.74% during the three months ended June 28, 2019. Approximately 85% of the $1.1 billion of cash and cash equivalents we held as of June 28, 2019 was held outside of the United States.
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
As of June 28, 2019, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six month periods ended June 28, 2019 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2018 Annual Report on Form 10-K. There were no material changes during the three months ended June 28, 2019 to the information reported in our 2018 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2018 Annual Report on Form 10-K. Other than as provided below, there were no material changes during the quarter ended June 28, 2019 to the risk factors reported in the “Risk Factors” section of our 2018 Annual Report on Form 10-K.
International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2018, approximately 45% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America and Asia. Our international business, including our continued participation and growth in markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:

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
The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”)
Pursuant to the terms of our credit facilities, the interest rate on our credit facilities may be based on LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The phase out of LIBOR may have a material adverse impact on the cost of our borrowings under our credit facilities.

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

10.1	Description of Compensation Arrangements for Non-Management Directors.*

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Indicates management contract or compensatory plan, contract or arrangement

(1)
Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 28, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended June 28, 2019 and June 29, 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 28, 2019 and June 29, 2018, (iv) Consolidated Condensed Statement of Changes in Equity for the three and six months ended June 28, 2019 and June 29, 2018, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 28, 2019 and June 29, 2018, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 25, 2019	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 25, 2019	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer