Form 10-Q
period 2019-09-27
Fortive Corp
filed 2019-10-25
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 17, 2019 was 335,804,183.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	September 27, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,060.5	$1,178.4
Accounts receivable, net	1,332.0	1,195.1
Inventories:
Finished goods	311.7	219.5
Work in process	102.3	103.1
Raw materials	266.7	251.9
Total inventories	680.7	574.5
Prepaid expenses and other current assets	374.9	193.2
Current assets, discontinued operations	17.8	30.0
Total current assets	3,465.9	3,171.2
Property, plant and equipment, net of accumulated depreciation of $825.7 and $889.8 at September 27, 2019 and December 31, 2018, respectively	519.8	576.1
Operating lease right-of-use assets	210.2	—
Other assets	808.4	548.9
Goodwill	7,995.5	6,133.1
Other intangible assets, net	3,660.6	2,476.3
Total assets	$16,660.4	$12,905.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,000.0	$455.6
Trade accounts payable	693.8	706.5
Current operating lease liabilities	52.2	—
Accrued expenses and other current liabilities	1,154.6	999.3
Current liabilities, discontinued operations	15.7	30.7
Total current liabilities	2,916.3	2,192.1
Operating lease liabilities	165.3	—
Other long-term liabilities	1,399.6	1,125.9
Long-term debt	5,015.6	2,974.7
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at September 27, 2019 and December 31, 2018	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 336.6 and 335.1 million issued; 335.7 and 334.5 million outstanding at September 27, 2019 and December 31, 2018, respectively	3.4	3.4
Additional paid-in capital	3,291.2	3,126.0
Retained earnings	3,976.7	3,552.7
Accumulated other comprehensive income (loss)	(119.6)	(86.6)
Total Fortive stockholders’ equity	7,151.7	6,595.5
Noncontrolling interests	11.9	17.4
Total stockholders’ equity	7,163.6	6,612.9
Total liabilities and equity	$16,660.4	$12,905.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales of products	$1,624.6	$1,430.1	$4,652.7	$4,202.0
Sales of services	235.4	171.1	664.9	493.2
Total sales	1,860.0	1,601.2	5,317.6	4,695.2
Cost of product sales	(781.2)	(659.4)	(2,237.1)	(1,930.9)
Cost of service sales	(151.1)	(115.9)	(436.1)	(341.3)
Total cost of sales	(932.3)	(775.3)	(2,673.2)	(2,272.2)
Gross profit	927.7	825.9	2,644.4	2,423.0
Operating costs:
Selling, general and administrative expenses	(566.5)	(440.6)	(1,590.0)	(1,233.6)
Research and development expenses	(119.1)	(103.7)	(345.5)	(305.5)
Operating profit	242.1	281.6	708.9	883.9
Non-operating expenses, net:
Gain from combination of business	41.2	—	41.2	—
Interest expense, net	(47.0)	(23.1)	(116.7)	(70.3)
Other non-operating expenses, net	(1.2)	(0.8)	(1.6)	(2.6)
Earnings from continuing operations before income taxes	235.1	257.7	631.8	811.0
Income taxes	(27.8)	(43.7)	(85.2)	(132.8)
Net earnings from continuing operations	207.3	214.0	546.6	678.2
Earnings from discontinued operations, net of income taxes	(0.2)	31.3	(0.5)	123.3
Net earnings	207.1	245.3	546.1	801.5
Mandatory convertible preferred dividends	(17.3)	(17.4)	(51.8)	(17.6)
Net earnings attributable to common stockholders	$189.8	$227.9	$494.3	$783.9

Net earnings per common share from continuing operations:
Basic	$0.57	$0.56	$1.47	$1.89
Diluted	$0.56	$0.55	$1.46	$1.86
Net earnings per share from discontinued operations:
Basic	$—	$0.09	$—	$0.35
Diluted	$—	$0.09	$—	$0.35
Net earnings per share:
Basic	$0.56	$0.65	$1.47	$2.24
Diluted	$0.56	$0.64	$1.46	$2.21
Average common stock and common equivalent shares outstanding:
Basic	336.1	349.9	335.6	349.2
Diluted	339.9	355.3	339.7	354.8
The sum of net earnings per share may not add due to rounding
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net earnings	$207.1	$245.3	$546.1	$801.5
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(52.5)	(23.9)	(34.5)	(87.3)
Pension adjustments	0.5	0.7	1.5	2.1
Total other comprehensive income (loss), net of income taxes	(52.0)	(23.2)	(33.0)	(85.2)
Comprehensive income	$155.1	$222.1	$513.1	$716.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	164.4	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	17.2	—
Common stock-based award activity	0.5	—	—	—	13.9	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(5.4)
Balance, March 29, 2019	335.0	3.4	1.4	—	3,240.3	3,676.4	(69.4)	12.0
Net earnings for the period	—	—	—	—	—	174.6	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	1.8	—
Common stock-based award activity	0.4	—	—	—	25.1	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.7)
Balance, June 28, 2019	335.4	3.4	1.4	—	3,265.4	3,810.4	(67.6)	11.3
Net earnings for the period	—	—	—	—	—	207.1	—	—
Dividends to common shareholders	—	—	—	—	—	(23.5)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	(52.0)	—
Common stock-based award activity	0.3	—	—	—	25.8	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	0.6
Balance, September 27, 2019	335.7	$3.4	1.4	$—	$3,291.2	$3,976.7	$(119.6)	$11.9
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	347.8	$3.5	—	$—	$2,444.1	$1,350.3	$(7.6)	$17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	3.5	—	$—	2,444.1	1,346.4	(7.6)	17.9
Net earnings for the period	—	—	—	—	—	261.2	—	—
Dividends to common shareholders	—	—	—	—	—	(24.3)	—	—
Separation related adjustments	—	—	—	—	13.3	—	—	—
Other comprehensive income	—	—	—	—	—	—	37.1	—
Common stock-based award activity	0.7	—	—	—	18.7	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.6)
Balance, March 30, 2018	348.5	3.5	—	$—	2,476.1	1,583.3	29.5	17.3
Net earnings for the period	—	—	—	—	—	295.0	—	—
Dividends to common shareholders	—	—	—	—	—	(24.4)	—	—
Separation related adjustments	—	—	—	—	(2.4)	—	—	—
Other comprehensive income	—	—	—	—	—	—	(99.1)	—
Common stock-based award activity	0.5	—	—	—	26.1	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	—
Balance, June 29, 2018	349.0	3.5	1.4	—	3,836.8	1,853.9	(69.6)	17.3
Net earnings for the period	—	—	—	—	—	245.3	—	—
Dividends to common shareholders	—	—	—	—	—	(24.5)	—	—
Mandatory convertible cumulative stock dividends	—	—	—	—	—	(17.6)	—	—
Separation related adjustments	—	—	—	—	(1.8)	—	—	—
Other comprehensive income	—	—	—	—	—	—	(23.2)
Common stock-based award activity	0.8	—	—	—	27.5	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	1.5
Balance, September 28, 2018	349.8	$3.5	1.4	$—	$3,862.5	$2,057.1	$(92.8)	$18.8
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net earnings from continuing operations	$546.6	$678.2
Noncash items:
Depreciation	97.7	91.2
Amortization	211.4	81.3
Stock-based compensation expense	45.5	37.4
Gain from combination of business	(41.2)	—
Change in trade accounts receivable, net	(133.5)	(71.8)
Change in inventories	69.4	(73.4)
Change in trade accounts payable	(7.9)	27.6
Change in prepaid expenses and other assets	(115.1)	(29.2)
Change in accrued expenses and other liabilities	127.5	37.6
Total operating cash provided by continuing operations	800.4	778.9
Total operating cash provided by (used in) discontinued operations	(4.4)	120.7
Net cash provided by operating activities	796.0	899.6
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(3,387.7)	(2,825.2)
Payments for additions to property, plant and equipment	(79.6)	(76.8)
All other investing activities	—	4.0
Total investing cash used in continuing operations	(3,467.3)	(2,898.0)
Total investing cash used in discontinued operations	—	(16.8)
Net cash used in investing activities	(3,467.3)	(2,914.8)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	695.5	(64.3)
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $24.3 million for the nine months ended September 27, 2019	2,413.2	1,750.0
Proceeds from issuance of mandatory convertible preferred stock net of $43.0 million of issuance costs	—	1,337.4
Repayment of borrowings (maturities greater than 90 days)	(455.3)	(725.0)
Payment of common stock cash dividend to shareholders	(70.3)	(73.2)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(17.6)
All other financing activities	16.4	27.2
Total financing cash provided by continuing operations	2,565.0	2,234.5
Net cash provided by financing activities	2,565.0	2,234.5
Effect of exchange rate changes on cash and equivalents	(11.6)	(36.3)
Net change in cash and equivalents	(117.9)	183.0
Beginning balance of cash and equivalents	1,178.4	962.1
Ending balance of cash and equivalents	$1,060.5	$1,145.1
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of September 27, 2019 and December 31, 2018, our results of operations for the three and nine months ended September 27, 2019 and September 28, 2018, and cash flows for the nine months ended September 27, 2019 and September 28, 2018. Reclassification of certain prior year amounts have been made to conform to current year presentation.
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies, subject to the satisfaction of certain conditions, including obtaining final approval from our Board of Directors. The separation will create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses and (ii) a global industrial company (“NewCo”) focused on the growth opportunities in the rapidly evolving transportation and mobility markets. The separation is expected to be structured in a tax-efficient manner and completed in the second half of 2020. All assets, liabilities, revenues and expenses of NewCo are included in continuing operations of the Company in the accompanying consolidated condensed financial statements.
On July 20, 2019, we completed the combination of the Tektronix Video test and monitoring equipment business (“Tektronix Video Business”) with Telestream, LLC (the “Combined Business”), a portfolio company of Genstar Capital LLC. We recognized a pre-tax gain of $41.2 million upon the combination, and hold a 33% equity stake in the Combined Business. This transaction did not meet the criteria for discontinued operations reporting, and therefore the operating results of the Tektronix Video Business prior to the combination with Telestream are included in continuing operations for all periods presented. Additionally, the equity earnings from our stake in the Combined Business are included in other non-operating expenses, net in the accompanying Consolidated Condensed Statement of Earnings.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Earnings, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated condensed financial statements relates to continuing operations. Refer to Note 3 for additional information on discontinued operations.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of accumulated other comprehensive income (loss) (“accumulated OCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $10.3 million and $10.4 million for the three and nine months ended September 27, 2019, respectively, in other comprehensive income related to the net investment hedge. We recognized gains of $5.1 million and $10.6 million for the three and nine months ended September 28, 2018, respectively, in other comprehensive income related to the net investment hedge. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and nine month periods ended September 27, 2019 and September 28, 2018.
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended September 27, 2019:
Balance, June 28, 2019	$(11.3)	$(56.3)		$(67.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(52.5)	—		(52.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.7	(a)	0.7
Income tax impact	—	(0.2)	(c)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(52.5)	0.5		(52.0)
Balance, September 27, 2019	$(63.8)	$(55.8)		$(119.6)

For the Three Months Ended September 28, 2018:
Balance, June 29, 2018	$0.6	$(70.2)		$(69.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(23.9)	—		(23.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.9	(a)	0.9
Income tax impact	—	(0.2)	(c)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income (loss), net of income taxes	(23.9)	0.7		(23.2)
Balance, September 28, 2018	$(23.3)	$(69.5)		$(92.8)

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

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Nine Months Ended September 27, 2019:
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(34.5)	—		(34.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	2.1	(a)	2.1
Income tax impact	—	(0.6)	(c)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.5		1.5
Net current period other comprehensive income (loss), net of income taxes	(34.5)	1.5		(33.0)
Balance, September 27, 2019	$(63.8)	$(55.8)		$(119.6)

For the Nine Months Ended September 28, 2018:
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(87.3)	—		(87.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	2.7	(a)	2.7
Income tax impact	—	(0.6)	(c)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.1		2.1
Net current period other comprehensive income (loss)	(87.3)	2.1		(85.2)
Balance, September 28, 2018	$(23.3)	$(69.5)		$(92.8)

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

Recently Issued Accounting Standards—In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This standard is effective for us beginning January 1, 2020. We are currently evaluating the impact of this standard on our financial statements.
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
During the nine months ended September 27, 2019, we recorded adjustments to the preliminary purchase price allocation of acquisitions that closed during 2018 that resulted in a net increase to goodwill of $72 million. These adjustments were attributable to the finalization of certain asset and liability fair values.
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

On the Principal Closing Date, we paid $2.7 billion in cash and obtained the transferred assets and assumed liabilities in 20 countries (“Principal Countries”), general patent and trademark assignments, and all transferred equity interests in ASP. ASP has operations in an additional 39 countries (“Non-Principal Countries”). The transferred assets and liabilities associated with these operations will close when requirements of country-specific agreements or regulatory approvals are satisfied.

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of September 27, 2019, we have closed 20 Principal Countries and three Non-Principal Countries that, in aggregate, accounted for approximately 98% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 2% of the preliminary valuation of ASP, or $64.6 million, which is included as a prepaid asset in Other assets in the Condensed Consolidated Balance Sheet. As each Non-Principal Country closes, we will reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at September 27, 2019; the majority of the provisional goodwill is tax deductible.
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

The following table summarizes the provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of September 27, 2019; we did not acquire accounts receivable or accounts payable from Johnson & Johnson:

Advanced Sterilization Products
Inventories	$168.8
Property, plant and equipment	45.2
Goodwill	1,385.2
Other intangible assets, primarily customer relationships, trade names and technology	1,126.5
Other assets and liabilities, net	(90.3)
Total consideration allocated to Principal Countries	2,635.4
Prepaid acquisition asset related to Non-Principal Countries	64.6
Net cash consideration	$2,700.0

Revenue attributable to ASP for the three and nine months ended September 27, 2019 were $169.5 million and $334.4 million, respectively, and are included in our Professional Instrumentation segment beginning April 1, 2019. Operating losses attributable to ASP for the three and nine months ended September 27, 2019 were $26.6 million and $90.5 million, respectively, and include amortization of intangible assets, acquisition-related fair value adjustments, and post-close transaction and integration costs associated with the Transaction of $64.8 million and $166.6 million, for the three and nine months ended September 27, 2019, respectively. We incurred approximately $20 million and $71 million of pretax transaction and integration related costs recorded in selling, general, and administrative expenses for the three and nine months ended September 27, 2019, respectively, which were primarily for banking fees, legal fees and amounts paid to other third-party advisers.
Other Acquisitions and Investments
In addition to the ASP acquisition, we acquired three businesses for $683.6 million in cash, net of cash acquired and made additional equity investments of $4.1 million during the nine months ended September 27, 2019.
The businesses acquired complement existing units of our Professional Instrumentation segment. The aggregate annual sales of these business in 2018 were approximately $149 million. We incurred approximately $1 million and $4 million of pretax transaction-related costs recorded in selling, general, and administrative expenses for the three and nine months ended September 27, 2019, respectively, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. Approximately $17 million of goodwill associated with these acquisitions is tax deductible. The revenue and operating profit from these acquisitions included in our results during the three and nine months ended September 27, 2019 was immaterial for both periods, respectively.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$39.8
Inventories	16.2
Property, plant and equipment	9.5
Goodwill	454.6
Other intangible assets	252.2
Other assets and liabilities, net	(88.7)
Net cash consideration	$683.6

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,877.6	$1,856.8	$5,614.7	$5,558.9
Net earnings	$240.3	$141.9	$626.1	$447.0
Diluted net earnings per share	$0.71	$0.40	$1.84	$1.26

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

We continue to provide certain support services to Altra under transition services agreements. The impact of these services on our consolidated condensed financial statements was immaterial during the three and nine month periods ended September 27, 2019.

The key components of income from discontinued operations for the three and nine month periods ended September 27, 2019 and September 28, 2018 were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$—	$238.9	$6.1	$741.6
Cost of sales	(0.1)	(140.5)	(6.2)	(430.6)
Selling, general and administrative expenses	—	(49.8)	(0.5)	(125.9)
Research and development expenses	—	(8.7)	—	(27.0)
Gain (loss) on disposition of discontinued operations before income taxes	(0.6)	—	(0.4)	—
Interest expense and other income, net	0.5	(1.3)	0.5	(4.0)
Earnings before income taxes	(0.2)	38.6	(0.5)	154.1
Income taxes	—	(7.3)	—	(30.8)
Net earnings from discontinued operations	$(0.2)	$31.3	$(0.5)	$123.3

Interest expense related to the debt retired as part of the debt-for-debt exchange was reclassified to discontinued operations for all periods prior to the disposition.
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our accompanying Consolidated Condensed Balance Sheets as of September 27, 2019 and December 31, 2018 ($ in millions):

	September 27, 2019	December 31, 2018
ASSETS
Accounts receivable, net	$0.1	$4.2
Inventories	—	4.4
Prepaid expenses and other current assets	17.7	21.4
Total current assets, discontinued operations	$17.8	$30.0
LIABILITIES
Current liabilities:
Trade accounts payable	$5.3	$9.2
Accrued expenses and other current liabilities	10.4	21.5
Total current liabilities, discontinued operations	$15.7	$30.7

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of our goodwill ($ in millions):

Balance, December 31, 2018	$6,133.1
Adjustments to preliminary purchase price allocations for acquisitions completed in 2018	72.0
Attributable to 2019 acquisitions	1,839.8
Attributable to the Tektronix Video Business Combination	(40.2)
Foreign currency translation and other	(9.2)
Balance, September 27, 2019	$7,995.5
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 27, 2019	December 31, 2018
Professional Instrumentation	$6,759.2	$4,894.6
Industrial Technologies	1,236.3	1,238.5
Total goodwill	$7,995.5	$6,133.1

We have not identified any triggering events which would have indicated a potential impairment of goodwill during the nine months ended September 27, 2019.

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of September 27, 2019 and December 31, 2018 ($ in millions):

	September 27, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$935.7	$(333.6)	$614.0	$(280.8)
Customer relationships and other intangibles	3,067.2	(729.8)	2,204.2	(589.9)
Total finite-lived intangibles	4,002.9	(1,063.4)	2,818.2	(870.7)
Indefinite-lived intangibles:
Trademarks and trade names	721.1	—	528.8	—
Total intangibles	$4,724.0	$(1,063.4)	$3,347.0	$(870.7)

During the nine months ended September 27, 2019, we acquired finite lived intangible assets, consisting primarily of customer relationships and developed technology, with a weighted average life of 10 years. Refer to Note 2 for additional information on the intangible assets acquired.
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2019
Deferred compensation liabilities	$—	$26.7	$—	$26.7
December 31, 2018
Deferred compensation liabilities	$—	$20.8	$—	$20.8

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

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 27, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,000.0	$1,000.0	$455.6	$454.9
Long-term debt, net of current maturities	$5,015.6	$5,168.8	$2,974.7	$2,867.5

As of September 27, 2019 and December 31, 2018, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 6. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	September 27, 2019	December 31, 2018
U.S. dollar-denominated commercial paper	$1,086.0	$390.1
Euro-denominated commercial paper	257.7	270.1
Delayed-draw term loan due 2019	—	400.0
Delayed-draw term loan due 2020	1,000.0	—
Yen variable interest rate term loan due 2022	127.9	125.7
1.80% senior unsecured notes due 2019	—	55.6
2.35% senior unsecured notes due 2021	747.9	747.0
3.15% senior unsecured notes due 2026	892.8	891.9
4.30% senior unsecured notes due 2046	547.0	546.9
0.875% senior convertible notes due 2022	1,337.1	—
Other	19.2	3.0
Long-term debt	6,015.6	3,430.3
Less: current portion of long-term debt	1,000.0	455.6
Long-term debt, net of current maturities	$5,015.6	$2,974.7

Aggregate unamortized debt discounts, premiums and issuance costs of $113.7 million and $17.0 million as of September 27, 2019 and December 31, 2018, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 10 of our 2018 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which can also be used for working capital and other general corporate purposes. As of September 27, 2019, no borrowings were outstanding under the Revolving Credit Facility.
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

Of the $1.4 billion in proceeds received from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $13.3 million in interest expense during the three months ended September 27, 2019, of which $3.1 million related to the contractual coupon rate of 0.875% and $1.9 million was attributable to the amortization of debt issuance costs. We recognized $32.0 million in interest expense during the nine months ended September 27, 2019, of which $7.6 million related to the contractual coupon rate and $4.7 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at September 27, 2019 was $82.5 million.

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
Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“2020 Delayed-Draw Term Loan”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020

Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of September 27, 2019, borrowings under this facility bore an interest rate of 2.78% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
Commercial Paper
The details of our Commercial Paper Programs as of September 27, 2019 are as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$1,086.0	2.34%	15
Euro-denominated commercial paper	$257.7	(0.10)%	39

We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of September 27, 2019, we were in compliance with all of our covenants.
Repayments
On February 28, 2019, we prepaid the remaining $400.0 million outstanding principal and accrued interest under the delayed-draw term loan due 2019. The prepayment penalties associated with this payment were immaterial. Additionally, on June 15, 2019 we repaid the remaining outstanding principal of $55.3 million of our 1.80% senior unsecured notes.
NOTE 7. LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.
On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on our Consolidated Condensed Balance Sheet but had no impact on our consolidated net earnings and cash flows. The most significant impact of adopting ASC 842 was the recognition of the ROU asset and lease liabilities for operating leases, which are presented in the following three line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use assets; (ii) current operating lease liabilities; and (iii) operating lease liabilities.

We elected the package of practical expedients for leases that commenced before the effective date of ASC 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. Our finance lease and lessor arrangements are immaterial.
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
For the three and nine months ended September 27, 2019, operating lease cost was $23.2 million and $61.2 million, respectively.
Short-term and variable lease cost, and cost for finance leases were immaterial for the three and nine months ended September 27, 2019. During the nine-month period ended September 27, 2019, cash paid for operating leases was $53.4 million and included in operating cash flows. ROU assets obtained in exchange for operating lease obligations were $13.5 million and $57.4 million for the three and nine months ended September 27, 2019, respectively. Of those ROU assets exchanged for operating lease obligations during the nine months ended September 27, 2019, $29.8 million were related to operating leases acquired with ASP.
The following table presents the maturity of our operating lease liabilities as of September 27, 2019 ($ in millions):

Remainder of 2019	$20.7
2020	51.9
2021	39.7
2022	29.9
2023	20.4
Thereafter	85.2
Total lease payments	247.8
Less: imputed interest	(30.3)
Total lease liabilities	$217.5

As previously disclosed in our 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows ($ in millions):

2019	$54.2
2020	41.2
2021	32.4
2022	24.0
2023	13.5
Thereafter	16.1
Total lease payments	$181.4

As of September 27, 2019, the weighted average lease term of our operating leases was 8.4 years and the weighted average discount rate of our operating leases was 3.2%. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $81.9 million as of September 27, 2019 and immaterial as of December 31, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of September 27, 2019, we had $151.6 million in net revenue-related contract assets primarily related to certain software contracts recorded in the prepaid expenses and other current assets and other assets line items in our Condensed Consolidated Balance Sheet. Our revenue-related contract assets at December 31, 2018 were $144.4 million, the majority of which were recorded in property, plant and equipment on the Consolidated Condensed Balance Sheet. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial in the three and nine months ended September 27, 2019.
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
Our contract liabilities consisted of the following ($ in millions):

	September 27, 2019	December 31, 2018
Deferred revenue - current	$384.7	$288.1
Deferred revenue - noncurrent	97.0	92.6
Total contract liabilities	$481.7	$380.7

In the three and nine months ended September 27, 2019, we recognized $41.0 million and $219.1 million of revenue related to our contract liabilities at December 31, 2018. The change in our contract liabilities from December 31, 2018 to September 27, 2019 was primarily due to the addition of contract liabilities from our recently acquired businesses and the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from September 27, 2019, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

September 27, 2019
Professional Instrumentation	$144.4
Industrial Technologies	395.9
Total remaining performance obligations	$540.3

The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 75 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended September 27, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$1,624.6	$955.4	$669.2
Sales of services	235.4	160.8	74.6
Total	$1,860.0	$1,116.2	$743.8

Geographic:
United States	$1,088.6	$601.7	$486.9
China	142.0	115.9	26.1
All other (each country individually less than 5% of total sales)	629.4	398.6	230.8
Total	$1,860.0	$1,116.2	$743.8

Major Products Group:
Professional tools and equipment	$1,240.1	$688.5	$551.6
Industrial automation, controls and sensors	116.3	87.9	28.4
Franchise distribution	162.8	—	162.8
Medical technologies	274.1	273.1	1.0
All other	66.7	66.7	—
Total	$1,860.0	$1,116.2	$743.8

End markets:
Direct sales:
Retail fueling (a)	$495.7	$—	$495.7
Industrial & Manufacturing	108.2	93.5	14.7
Vehicle repair (a)	147.5	—	147.5
Utilities & Power	48.3	48.3	—
Medical (a)	274.1	273.1	1.0
Other	406.7	341.0	65.7
Total direct sales	1,480.5	755.9	724.6
Distributors(a)	379.5	360.3	19.2
Total	$1,860.0	$1,116.2	$743.8

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended September 27, 2019 was $778.6 million.

Disaggregation of revenue for the three months ended September 28, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$1,430.1	$785.2	$644.9
Sales of services	171.1	108.9	62.2
Total	$1,601.2	$894.1	$707.1

Geographic:
United States	$909.4	$473.1	$436.3
China	133.1	105.1	28.0
All other (each country individually less than 5% of total sales)	558.7	315.9	242.8
Total	$1,601.2	$894.1	$707.1

Major Products Group:
Professional tools and equipment	$1,162.6	$648.5	$514.1
Industrial automation, controls and sensors	122.4	92.2	30.2
Franchise distribution	161.0	—	161.0
Medical technologies (c)	96.1	94.3	1.8
All other	59.1	59.1	—
Total	$1,601.2	$894.1	$707.1

End markets:
Direct sales:
Retail fueling (a)	$447.0	$—	$447.0
Industrial & Manufacturing	111.5	91.6	19.9
Vehicle repair (a)	146.4	—	146.4
Utilities & Power	31.2	31.2	—
Medical (a) (b)	96.1	94.3	1.8
Other	349.6	273.5	76.1
Total direct sales	1,181.8	490.6	691.2
Distributors(a)	419.4	403.5	15.9
Total	$1,601.2	$894.1	$707.1

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended September 28, 2018 was $779.3 million.

(b) Sales were previously disclosed in Other.
(c) Sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors and All other.

Disaggregation of revenue for the nine months ended September 27, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$4,652.7	$2,747.7	$1,905.0
Sales of services	664.9	449.1	215.8
Total	$5,317.6	$3,196.8	$2,120.8

Geographic:
United States	$3,053.9	$1,703.3	$1,350.6
China	446.3	370.7	75.6
All other (each country individually less than 5% of total sales)	1,817.4	1,122.8	694.6
Total	$5,317.6	$3,196.8	$2,120.8

Major Products Group:
Professional tools and equipment	$3,648.0	$2,105.3	$1,542.7
Industrial automation, controls and sensors	363.6	276.8	86.8
Franchise distribution	486.0	—	486.0
Medical technologies (c)	638.4	633.1	5.3
All other	181.6	181.6	—
Total	$5,317.6	$3,196.8	$2,120.8

End markets:
Direct sales:
Retail fueling (a)	$1,370.2	$—	$1,370.2
Industrial & Manufacturing	331.9	287.7	44.2
Vehicle repair (a)	440.8	—	440.8
Utilities & Power	147.0	147.0	—
Medical (a) (b)	638.4	633.1	5.3
Other	1,175.9	971.8	204.1
Total direct sales	4,104.2	2,039.6	2,064.6
Distributors(a)	1,213.4	1,157.2	56.2
Total	$5,317.6	$3,196.8	$2,120.8

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the nine months ended September 27, 2019 was $2,296.9 million.

(b) Certain sales were previously disclosed in Other.
(c) Certain sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors and All other.

Disaggregation of revenue for the nine months ended September 28, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$4,202.0	$2,352.8	$1,849.2
Sales of services	493.2	302.0	191.2
Total	$4,695.2	$2,654.8	$2,040.4

Geographic:
United States	$2,559.1	$1,313.5	$1,245.6
China	423.3	346.8	76.5
All other (each country individually less than 5% of total sales)	1,712.8	994.5	718.3
Total	$4,695.2	$2,654.8	$2,040.4

Major Products Group:
Professional tools and equipment	$3,377.5	$1,922.8	$1,454.7
Industrial automation, controls and sensors	383.7	289.3	94.4
Franchise distribution	486.2	—	486.2
Medical technologies (c)	290.9	285.8	5.1
All other	156.9	156.9	—
Total	$4,695.2	$2,654.8	$2,040.4

End markets:
Direct sales:
Retail fueling (a)	$1,256.2	$—	$1,256.2
Industrial & Manufacturing	332.7	279.2	53.5
Vehicle repair (a)	442.9	—	442.9
Utilities & Power	132.6	132.6	—
Medical (b)	290.9	285.8	5.1
Other	973.0	740.6	232.4
Total direct sales	3,428.3	1,438.2	1,990.1
Distributors(a)	1,266.9	1,216.6	50.3
Total	$4,695.2	$2,654.8	$2,040.4

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the nine months ended September 28, 2018 was $2,304.1 million.

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
The following sets forth the components of our net periodic pension costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
U.S. Pension Benefits:
Interest cost	$0.4	$0.3	$1.2	$0.9
Expected return on plan assets	(0.3)	(0.4)	(1.0)	(1.1)
Net periodic pension cost	$0.1	$(0.1)	$0.2	$(0.2)

Non-U.S. Pension Benefits:
Service cost	$0.7	$0.3	$1.7	$0.9
Interest cost	1.4	1.4	4.3	4.2
Expected return on plan assets	(1.5)	(1.5)	(4.4)	(4.5)
Amortization of net loss	0.7	0.7	2.1	2.1
Net curtailment and settlement loss recognized	—	0.2	—	0.6
Net periodic pension cost	$1.3	$1.1	$3.7	$3.3

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
NOTE 10. INCOME TAXES
Our effective tax rates for the three and nine months ended September 27, 2019 were 11.8% and 13.5%, respectively, as compared to 17.0% and 16.4% for the three and nine months ended September 28, 2018, respectively. The year-over-year decrease was due primarily to increases in favorable impacts of certain federal and international tax benefits and favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21%.
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
NOTE 11. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of September 27, 2019, approximately 20 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2018 Annual Report on Form 10-K.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock Awards:
Pretax compensation expense	$11.1	$7.9	$29.0	$22.3
Income tax benefit	(2.3)	(1.7)	(6.1)	(4.7)
Stock Award expense, net of income taxes	8.8	6.2	22.9	17.6
Stock options:
Pretax compensation expense	5.6	5.0	16.5	15.0
Income tax benefit	(1.2)	(1.1)	(3.5)	(3.2)
Stock option expense, net of income taxes	4.4	3.9	13.0	11.8
Total stock-based compensation:
Pretax compensation expense	16.7	12.9	45.5	37.3
Income tax benefit	(3.5)	(2.8)	(9.6)	(7.9)
Total stock-based compensation expense, net of income taxes	$13.2	$10.1	$35.9	$29.4

The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 27, 2019. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$68.5
Stock options	60.5
Total unrecognized compensation cost	$129.0

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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2018	$72.1
Accruals for warranties issued during the period	46.1
Settlements made	(49.5)
Additions due to acquisitions	4.7
Balance, September 27, 2019	$73.4

NOTE 13. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 3.3 million anti-dilutive options excluded from the diluted EPS calculation for the three months ended September 27, 2019 and no anti-dilutive options excluded from the diluted EPS calculation for the three months ended September 28, 2018. There were 1.7 million anti-dilutive options excluded for the nine months ended September 27, 2019. There were an insignificant amount of anti-dilutive options excluded for the nine months ended September 28, 2018.
As described in Note 6, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three and nine months ended September 27, 2019.
The impact of our Mandatory Convertible Preferred Stock (“MCPS”) calculated under the if-converted method was anti-dilutive, and as such 18.4 million shares were excluded from the diluted EPS calculation for the three and nine months ended September 27, 2019.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator
Net earnings from continuing operations	$207.3	$214.0	$546.6	$678.2
Mandatory convertible preferred stock cumulative dividends	(17.3)	(17.4)	(51.8)	(17.6)
Net earnings attributable to common stockholders from continuing operations	$190.0	$196.6	$494.8	$660.6

Denominator
Weighted average common shares outstanding used in basic earnings per share	336.1	349.9	335.6	349.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.8	5.4	4.1	5.6
Weighted average common shares outstanding used in diluted earnings per share	339.9	355.3	339.7	354.8

Net earnings from continuing operations per common share - Basic	$0.57	$0.56	$1.47	$1.89
Net earnings from continuing operations per common share - Diluted	$0.56	$0.55	$1.46	$1.86

As of September 27, 2019, we accrued $17.3 million of dividends on our MCPS relating to the third quarter dividend payment that was made on September 30, 2019. We declared and paid cash dividends per common share and per MCPS during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2019:
First quarter	$0.07	$23.4	$12.50	$17.3
Second quarter	0.07	23.4	12.50	17.2
Third quarter	0.07	23.5	12.50	17.3
Total	$0.21	$70.3	$37.50	$51.8

2018:
First quarter	$0.07	$24.3	$—	$—
Second quarter	0.07	24.4	—	—
Third quarter	0.07	24.5	12.78	17.6
Total	$0.21	$73.2	$12.78	$17.6

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales:
Professional Instrumentation	$1,116.2	$894.1	$3,196.8	$2,654.8
Industrial Technologies	743.8	707.1	2,120.8	2,040.4
Total	$1,860.0	$1,601.2	$5,317.6	$4,695.2
Operating Profit:
Professional Instrumentation	$118.7	$160.2	$376.9	$583.3
Industrial Technologies	146.0	141.7	404.2	370.5
Other	(22.6)	(20.3)	(72.2)	(69.9)
Total Operating Profit	242.1	281.6	708.9	883.9
Gain from combination of business	41.2	—	41.2	—
Interest expense, net	(47.0)	(23.1)	(116.7)	(70.3)
Other non-operating expenses, net	(1.2)	(0.8)	(1.6)	(2.6)
Earnings from continuing operations before income taxes	$235.1	$257.7	$631.8	$811.0

As of September 27, 2019, the material changes in total assets by segment since December 31, 2018 were due primarily to the acquisitions discussed in Note 2. Our identifiable assets by segment are as follows ($ in millions):

	September 27, 2019	December 31, 2018
Professional Instrumentation	$12,397.0	$8,592.6
Industrial Technologies	3,022.7	3,011.2
Other	1,222.9	1,271.8
Assets of Discontinued Operations	17.8	30.0
Total	$16,660.4	$12,905.6

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
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, separation into two independent, publicly traded companies, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact on changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•
Our plans to separate into two independent, publicly traded companies may encounter unexpected delays and may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

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

•	Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher.

•	Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”).
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Form 10-Q for the fiscal quarter ended June 28, 2019 and “Part II - Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies subject to the satisfaction of certain conditions, including obtaining final approval from our Board of Directors. The separation will create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses and (ii) a global industrial company (“NewCo”) focused on the growth opportunities in the rapidly evolving transportation and mobility markets. The separation is expected to be structured in a tax-efficient manner and completed in the second half of 2020. All assets, liabilities, revenues and expenses of NewCo are included in continuing operations of the Company in the accompanying consolidated condensed financial statements.
On July 20, 2019, we completed the combination of the Tektronix Video test and monitoring equipment business (“Tektronix Video Business”) with Telestream, LLC (the “Combined Business”), a portfolio company of Genstar Capital LLC. We recognized a pre-tax gain of $41.2 million upon the combination, and hold a 33% equity stake in the Combined Business. This transaction did not meet the criteria for discontinued operations reporting, and therefore the operating results of the Tektronix Video Business prior to the combination with Telestream are included in continuing operations for all periods presented. Additionally, the equity earnings from our stake in the Combined Business are included in other non-operating expenses, net in the accompanying Consolidated Condensed Statement of Earnings.
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
On October 1, 2018, we completed the split-off of four of our operating companies (the “A&S Business”), and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Earnings, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. Unless otherwise noted discussion within this MD&A relates to continuing operations.
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
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our products, software and services increased during the three months ended September 27, 2019 as compared to the comparable period of 2018 resulting in aggregate year-over-year total sales growth of 16.2% and sales growth from existing businesses of 2.1%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in developed markets and other business-specific factors discussed below, contributed to overall sales growth from existing businesses across the majority of our businesses in the period.
On a year-over-year basis for the three months ended September 27, 2019, our Industrial Technologies segment reported sales growth from existing businesses of 6.5%, while our Professional Instrumentation segment reported a decline in sales from existing businesses of 1.3%. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements for outdoor payment systems that is expected to occur in October 2020 in the United States based on the Europay, Mastercard and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies platform. The decline in our Professional Instrumentation segment reflects slowing macroeconomic conditions across most major markets.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and declined at a low-single digit rate in high-growth markets during the three months ended September 27, 2019 as compared to the comparable 2018 period. Year-over-year sales from existing businesses grew at a low-double digit rate in Latin America and at a low-single digit rate in North America, while sales in Asia declined at a low-single digit rate during the three months ended September 27, 2019.

While we expect overall sales to continue to grow on a year-over-year basis during the remainder of 2019, we expect sales from existing businesses to be relatively flat as we continue to monitor macro-economic developments and the corresponding impact on our businesses. In addition, we continue to monitor geopolitical uncertainties, including Brexit and global uncertainties related to governmental policies toward international trade, monetary and fiscal policies; and the current uncertainty surrounding the relationship between the United States and China with respect to trade policies, treaties, government regulations, and tariffs. We will also continue to monitor other factors identified above in “—Information Relating to Forward-Looking Statements.”
RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and nine months ended September 27, 2019 as compared to the comparable periods of 2018:
Components of Sales Growth

	% Change Three Months Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine Months Ended September 27, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	16.2%	13.3%
Existing businesses (Non-GAAP)	2.1%	2.6%
Acquisitions (Non-GAAP)	15.3%	12.7%
Currency exchange rates (Non-GAAP)	(1.2)%	(2.0)%
Operating Profit Margins
Operating profit margin was 13.0% for the three months ended September 27, 2019, a decrease of 460 basis points as compared to 17.6% in the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were more than offset by unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in foreign currency exchange rates — unfavorable 25 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 415 basis points

•
The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction costs related to the planned separation of Fortive into two independent, publicly traded companies — unfavorable 20 basis points

Operating profit margin was 13.3% for the nine months ended September 27, 2019, a decrease of 550 basis points as compared to 18.8% in the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

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

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 400 basis points

•
The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction costs related to the planned separation of Fortive into two independent, publicly traded companies —unfavorable 130 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Professional Instrumentation	$1,116.2	$894.1	$3,196.8	$2,654.8
Industrial Technologies	743.8	707.1	2,120.8	2,040.4
Total	$1,860.0	$1,601.2	$5,317.6	$4,695.2
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

Professional Instrumentation Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,116.2	$894.1	$3,196.8	$2,654.8
Operating profit	118.7	160.2	376.9	583.3
Depreciation	20.7	16.0	56.6	48.5
Amortization	73.9	24.8	187.3	58.4
Operating profit as a % of sales	10.6%	17.9%	11.8%	22.0%
Depreciation as a % of sales	1.9%	1.8%	1.8%	1.8%
Amortization as a % of sales	6.6%	2.8%	5.9%	2.2%
Components of Sales Growth

	% Change Three Months Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine Months Ended September 27, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	24.8%	20.4%
Existing businesses (Non-GAAP)	(1.3)%	0.2%
Acquisitions (Non-GAAP)	27.2%	22.1%
Currency exchange rates (Non-GAAP)	(1.1)%	(1.9)%
Sales from existing businesses in our Professional Instrumentation segment’s Advanced Instrumentation & Solutions businesses decreased at a low-single digit rate during the three months ended September 27, 2019 and were relatively flat during the nine months ended September 27, 2019 as compared to the comparable periods of 2018.
Year-over-year sales from existing businesses of field solutions products and services declined at a low-single digit rate during the three months ended September 27, 2019 and were relatively flat during the nine months ended September 27, 2019, as growth in demand for portable gas detection and facilities maintenance and asset management offerings was more than offset by declines in demand for electrical grid condition-based monitoring equipment and slowing demand from our industrial channel partners in North America.
Year-over-year sales from existing businesses of product realization products and services decreased slightly during the three months ended September 27, 2019, as compared to the comparable period of 2018. For the three month period, increased demand in our energetic materials business was more than offset by slowing demand from our channel partners and decreased demand for our Keithley products and oscilloscopes. During the nine months ended September 27, 2019, year-over-year sales from existing businesses of product realization products and services increased slightly, driven by strong growth in our energetic materials business that was largely offset by declines in demand for our Keithley products.
Geographically, demand from existing businesses in Advanced Instrumentation & Solutions increased in Latin America, Japan, and China on a year-over-year basis during the three months ended September 27, 2019, which was more than offset by declines in North America. Demand from existing businesses increased on a year-over-year basis during the nine months ended September 27, 2019 in North America, China, and Japan, which was mostly offset by declines in Western Europe.
Sales from existing businesses in our segment’s Sensing Technologies businesses declined at a low-single digit rate during the three and nine months ended September 27, 2019 as compared to the comparable periods of 2018, as increased demand in the medical market was more than offset by declines in industrial end markets for both respective periods. Geographically, during the three months ended September 27, 2019, increased demand from existing businesses in North America and China was more than offset by declines in Western Europe, Korea, and Japan. For the year-to-date period, increased demand from existing businesses in China was more than offset by declines in North America, Japan, and Western Europe.
Sales from recently acquired businesses in our Professional Instrumentation segment, including ASP, Gordian and Accruent, contributed 27.2% and 22.1% to overall sales growth for the three and nine months ended September 27, 2019, respectively. ASP sales for the three months and nine months ended September 27, 2019, as compared to the comparable period prior to Fortive ownership, increased low-single digits which was attributable to growth in China and Japan for both periods. Gordian and Accruent sales for the three and nine months ended September 27, 2019, as compared to the comparable period prior to

Fortive ownership, increased mid-single digits in both periods attributable to growth in facilities maintenance and asset management offerings.
Year-over-year price increases in our Professional Instrumentation segment contributed 1.8% and 1.3% to sales growth during the three and nine months ended September 27, 2019, respectively, as compared to the comparable periods of 2018, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 730 basis points during the three months ended September 27, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Acquisition-related transaction costs, as the costs related to our acquisition of ASP and acquisition-related restructuring in 2019, were less than the costs associated with the ASP, Gordian, and Accruent acquisitions in 2018 — favorable 150 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were more than offset by a decline in sales volumes, unfavorable sales mix, incremental year-over-year costs associated with sales and marketing growth initiatives, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — unfavorable 180 basis points

•
The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 700 basis points

Operating profit margin decreased 1,020 basis points during the nine months ended September 27, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were more than offset by an unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — unfavorable 170 basis points

•
The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 680 basis points

•
Acquisition-related transaction costs, as the costs related to our acquisition of ASP and acquisition-related restructuring in 2019, were less than the costs associated with the ASP, Gordian and Accruent acquisitions in 2018 — unfavorable 170 basis points

INDUSTRIAL TECHNOLOGIES
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
Industrial Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$743.8	$707.1	$2,120.8	$2,040.4
Operating profit	146.0	141.7	404.2	370.5
Depreciation	13.9	13.7	40.0	40.5
Amortization	7.9	7.5	24.1	22.9
Operating profit as a % of sales	19.6%	20.0%	19.1%	18.2%
Depreciation as a % of sales	1.9%	1.9%	1.9%	2.0%
Amortization as a % of sales	1.1%	1.1%	1.1%	1.1%

Components of Sales Growth

	% Change Three Months Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine Months Ended September 27, 2019 vs. Comparable 2018 Period
Total revenue growth (GAAP)	5.2%	3.9%
Existing businesses (Non-GAAP)	6.5%	5.7%
Acquisitions (Non-GAAP)	0.1%	0.5%
Currency exchange rates (Non-GAAP)	(1.4)%	(2.3)%
Sales from existing businesses in our Transportation Technologies businesses grew high-single digits during both the three and nine months ended September 27, 2019 as compared to the comparable periods of 2018. Geographically, demand from existing businesses increased in North America and Western Europe and was partially offset by declines in Asia during both the three and nine months ended September 27, 2019. The results in both periods were largely attributable to broad based demand for fuel management systems, specifically in North America and Europe, as well as demand for payment solutions. In addition, demand for fuel management systems in China contributed to growth during the nine months ended September 27, 2019. Sales from existing businesses in North America were favorably impacted in both periods by the approaching deadline of the liability shift related to the outdoor EMV global standards.
Sales from existing businesses in our Franchise Distribution businesses increased at a low-single digit rate during the three months ended September 27, 2019 and were relatively flat during the nine months ended September 27, 2019, as compared to the comparable periods of 2018. The results in both periods were due to increased demand for hardline tools and shop equipment that was largely offset by declines in wheel service equipment.
Year-over-year price increases in our Industrial Technologies segment contributed 1.1% and 1.9% to sales growth during the three and nine months ended September 27, 2019, respectively, as compared to the comparable periods of 2018, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 40 basis points during the three months ended September 27, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, favorable sales mix, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates — favorable 190 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Transaction costs related to the planned separation of Fortive into two independent, publicly traded companies — unfavorable 230 basis points
Operating profit margin increased 90 basis points during the nine months ended September 27, 2019 as compared to the comparable period of 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in foreign currency exchange rates — favorable 190 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Transaction costs related to the planned separation of Fortive into two independent, publicly traded companies — unfavorable 90 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 10 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,860.0	$1,601.2	$5,317.6	$4,695.2
Cost of sales	(932.3)	(775.3)	(2,673.2)	(2,272.2)
Gross profit	$927.7	$825.9	$2,644.4	$2,423.0
Gross profit margin	49.9%	51.6%	49.7%	51.6%
The year-over-year increase in cost of sales during the three and nine months ended September 27, 2019, as compared to the comparable periods in 2018, is due primarily to the impact of incremental cost of sales from our recently acquired businesses, higher year-over-year sales volumes from existing businesses, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs that were partly offset by cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, and changes in currency exchange rates.
The year-over-year increase in gross profit for the three and nine months ended September 27, 2019, as compared to the comparable periods in 2018, is due primarily to the favorable impact of pricing improvements from existing businesses, higher year-over-year sales volumes, including sales volumes from our recently acquired businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions. These factors were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in currency exchange rates.
The respective 170 basis point and 190 basis point decrease in gross profit margins for the three and nine months ended September 27, 2019, as compared to the comparable periods in 2018, is due primarily to unfavorable sales mix, acquisition-related fair value adjustments to deferred revenue and inventory, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs. We expect the acquisition-related fair value adjustments to deferred revenue to continue to impact margins during the remainder of 2019.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,860.0	$1,601.2	$5,317.6	$4,695.2
Selling, general and administrative (“SG&A”) expenses	566.5	440.6	1,590.0	1,233.6
Research and development (“R&D”) expenses	119.1	103.7	345.5	305.5
SG&A as a % of sales	30.5%	27.5%	29.9%	26.3%
R&D as a % of sales	6.4%	6.5%	6.5%	6.5%
SG&A expenses increased during the three and nine months ended September 27, 2019, as compared to the comparable periods of 2018, due to higher amortization and incremental expenses from our recently acquired businesses, costs associated with the ASP acquisition and the planned separation of Fortive into two independent, publicly traded companies, and sales and marketing growth initiatives, partially offset by year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates for both respective periods.
On a year-over-year basis, SG&A expenses as a percentage of sales increased 300 basis points and 360 basis points in the three and nine months ended September 27, 2019, respectively, due to higher amortization and relative spending levels at our recently acquired businesses, costs associated with the ASP acquisition and the planned separation of Fortive into two independent, publicly traded companies, and sales and marketing growth initiatives for both periods.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three and nine months ended September 27, 2019, as compared to the comparable periods of 2018, due to incremental year-over-year investments in product development initiatives and incremental expenses from our recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales were relatively flat during the three and nine months ended September 27, 2019.

INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 6 to the accompanying consolidated condensed financial statements.
Net interest expense for the three and nine months ended September 27, 2019 was $47 million and $117 million, respectively. Net interest expense for the three and nine months ended September 28, 2018 was $23 million and $70 million, respectively. The increase in interest expense for both periods was due to higher year-over-year average debt balances used to fund acquisitions.
INCOME TAXES
Our effective tax rates for the three and nine months ended September 27, 2019 were 11.8% and 13.5%, respectively, as compared to 17.0% and 16.4% for the three and nine months ended September 28, 2018, respectively. The year-over-year decrease was due primarily to increases in favorable impacts of certain federal and international tax benefits and favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21%.
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
COMPREHENSIVE INCOME
Comprehensive income decreased by $67 million during the three months ended September 27, 2019 as compared to the comparable period in 2018 due primarily to net earnings that were lower by $38 million and unfavorable changes in foreign currency translation adjustments of $29 million.
Comprehensive income decreased by $203 million during the nine months ended September 27, 2019 as compared to the comparable period in 2018 due primarily to net earnings that were lower by $255 million, partially offset by favorable changes in foreign currency translation adjustments of $53 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three and nine month periods ended September 27, 2019.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the nine months ended September 27, 2019:

	Nine Months Ended
($ in millions)	September 27, 2019	September 28, 2018
Total operating cash provided by continuing operations	$800.4	$778.9

Cash paid for acquisitions, net of cash received	$(3,387.7)	$(2,825.2)
Payments for additions to property, plant and equipment	(79.6)	(76.8)
All other investing activities	—	4.0
Total investing cash used in continuing operations	$(3,467.3)	$(2,898.0)

Net proceeds from (repayments of) commercial paper borrowings	$695.5	$(64.3)
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $24.3 million for the nine months ended September 27, 2019	2,413.2	1,750.0
Repayment of borrowings (maturities greater than 90 days)	(455.3)	(725.0)
Proceeds from issuance of mandatory convertible preferred stock net of $43.0 million of issuance costs	—	1,337.4
Payment of common stock cash dividend to shareholders	(70.3)	(73.2)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(17.6)
All other financing activities	16.4	27.2
Total financing cash provided by continuing operations	$2,565.0	$2,234.5
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were approximately $800 million during the first nine months of 2019, an increase of $22 million, as compared to the comparable period of 2018. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
2019 operating cash flows were impacted by lower net earnings for the first nine months of 2019 as compared to the comparable period in 2018. Net earnings for the nine months ended September 27, 2019 were impacted by a year-over-year decrease in operating profits of $175 million and an increase in net interest expense of $46 million associated with our financing activities related to recent acquisitions that were partially offset by the non-cash $41 million gain on the combination of our Tektronix Video Business with Telestream, LLC. The year-over-year decrease in operating profit was also impacted by costs associated with both the planned separation of Fortive into two independent, publicly traded companies and the transaction and integration costs associated with the ASP acquisition, and a net year-over-year increase in depreciation and amortization expenses of $137 million largely attributable to recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories and trade accounts payable used $72 million of cash during the first nine months of 2019 as compared to using $118 million in the comparable period of 2018. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period. The use of cash during the first nine months of 2019 was largely due to our working capital management, partially offset by the acquisition of ASP, as we did not acquire accounts receivable and accounts payable from Johnson & Johnson. We expect ASP to continue to invest in working capital throughout 2019.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $12 million of cash during the first nine months of 2019 as compared to providing $8 million of cash in the comparable period of 2018. The year over year change was largely driven by the timing of tax payments and various employee benefit accruals.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities increased $569 million during the nine months ended September 27, 2019 as compared to the comparable period of 2018, due primarily to business acquisitions completed in 2019.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchasing equipment that is used in revenue arrangements with customers. For the full year 2019, we expect capital spending to be between approximately $125 million and $135 million, which includes approximately $20 million of one-time capital expenditures related to the integration of the ASP acquisition. Actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities generated cash of $2.6 billion during the nine months ended September 27, 2019, of which $1.4 billion was due to the issuance of our 0.875% senior convertible notes and $1.0 billion was related to the issuance of our 364-day delayed-draw term loan facility due in 2020 (“2020 Delayed-Draw Term Loan”), which was partially offset by the repayment of $400 million of our 2019 delayed draw term loan and $55 million of our 1.80% senior unsecured notes. In the comparable 2018 period, financing activities generated cash of approximately $2.2 billion. In the nine months ended September 27, 2019, we made net borrowings of commercial paper under the U.S. and Euro commercial paper programs (“Commercial Paper Programs”) of $696 million and paid $105 million of cash dividends to shareholders of our common stock and MCPS.
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
Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into the credit facility agreement that provides for a 364-day delayed-draw term loan facility in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP Acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate plus a ratings based margin currently at 75 basis points. As of September 27, 2019, borrowings under this facility bore an interest rate of 2.78% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of September 27, 2019, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
We had $2.0 billion available under the Revolving Credit Facility as of September 27, 2019. Of this amount, approximately $1.3 billion was being used to backstop outstanding U.S. and Euro commercial paper balances.  Accordingly, we had the ability to incur an additional $656 million of indebtedness under the Revolving Credit Facility as of September 27, 2019. Refer to Note 6 of the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
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
As of September 27, 2019, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.34% and a weighted average remaining maturity of approximately 15 days. As of September 27, 2019, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 39 days.
Pursuant to our term loan agreement, $1.0 billion of our long-term debt is scheduled for maturity and repayment within 12 months. Accordingly, we have classified this as current debt on the accompanying Consolidated Condensed Balance Sheet.
Dividends
Aggregate cash payments for preferred and common stock dividends paid to shareholders during the nine months ended September 27, 2019 were $105 million and were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
Cash and Cash Requirements
As of September 27, 2019, we held approximately $1.1 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 0.6% during the three months ended September 27, 2019. Approximately 90% of the $1.1 billion of cash and cash equivalents we held as of September 27, 2019 was held outside of the United States.
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
As of September 27, 2019, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine month periods ended September 27, 2019 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2018 Annual Report on Form 10-K. There were no material changes during the three months ended September 27, 2019 to the information reported in our 2018 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2018 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 28, 2019 (the “Prior 10-Q”). Other than as provided below, there were no material changes during the quarter ended September 27, 2019 to the risk factors reported in the “Risk Factors” section of our 2018 Annual Report on Form 10-K and the Prior 10-Q.
Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies. The separation, if effectuated, will create, (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses and (ii) a global industrial company (“NewCo”) focused on the growth opportunities in the rapidly evolving transportation and mobility markets.
Our ability to effectuate the separation, the structure of the separation and the anticipated benefits of the separation may be adversely and materially impacted by adverse market conditions, possible delays in obtaining various tax rulings, regulatory approvals or clearances, uncertainty of the financial markets, our business performance and unanticipated delays in establishing infrastructure or processes for NewCo. In addition, the cost and resources required to effectuate the separation may be significantly higher than what we currently anticipate.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fiscal quarter ended September 27, 2019, we acquired the following shares in settlement of the withholding obligations pertaining to vesting of our Performance Stock Awards:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 29 - July 31	5,081	$76.05	N/A	N/A
August 1 - August 31	—	—	N/A	N/A
September 1 - September 27	—	—	N/A	N/A
Total	5,081	$76.05	N/A	N/A

(1) In connection with the vesting on July 31, 2019 of Performance Stock Awards (“PSAs”) of the Company granted to James A. Lico on July 4, 2016 and in accordance with the terms of the Company’s 2016 Stock Incentive Plan, the Company withheld 5,081 shares of the Company’s common stock based on the corresponding closing price to offset tax withholding obligations that arose upon vesting of the PSAs.

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

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, formatted in Inline XBRL and contained in Exhibit 101

(1)
Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 27, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended September 27, 2019 and September 28, 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 27, 2019 and September 28, 2018, (iv) Consolidated Condensed Statement of Changes in Equity for the three months ended September 27, 2019 and September 28, 2018, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 27, 2019 and September 28, 2018, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 24, 2019	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 24, 2019	By:	/s/ Emily A. Weaver
Emily A. Weaver
Chief Accounting Officer