Form 10-K
period 2019-12-31
Fortive Corp
filed 2020-02-27
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-37654
____________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 21, 2020 there were 336,415,264 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2019 was $24.1 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2020 Proxy Statement specifically incorporated herein by reference, the 2020 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, separation into two independent, publicly traded companies, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a diversified industrial technology growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, product realization, sensing technologies, health, transportation technologies, and franchise distribution. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe and Latin America.
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress, and we are united by our culture of continuous improvement and bias for action that embody the Fortive Business System (“FBS”). Through rigorous application of our proprietary FBS set of growth, lean, and leadership tools and processes, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing and leadership development. Our commitment to FBS has enabled us to drive customer satisfaction and profitability, generate significant improvements in innovation, growth, and core operating margins. Additionally, FBS has enabled us to execute a disciplined acquisition strategy and expand our portfolio into new and attractive markets furthering our goal of creating long-term shareholder value.
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies subject to the satisfaction of certain conditions, including obtaining final approval from our Board of Directors. The separation would create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses focused on connected workflow solutions that incorporate advanced sensors, instrumentation, software, data and analytics, and (ii) a global industrial company (“Vontier”) consisting of our Transportation Technologies and Franchise Distribution platforms with a focus on growth opportunities in the rapidly evolving transportation and mobility markets. The separation is expected to be structured in a tax-efficient manner and completed in the second half of 2020.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) to our shareholders who elected to exchange shares of our common stock for all issued and outstanding shares of Stevens Holding Company, Inc. (“Stevens”), the entity we incorporated to hold the A&S Business. The split-off was immediately followed by the merger of Stevens with a subsidiary of Altra Industrial Motion Corp. (“Altra”). Concurrently with the split-off, we sold directly to Altra the remainder of the assets and liabilities of the A&S Business that were not otherwise contributed to Stevens.

Fortive Corporation is a Delaware corporation and was incorporated in 2015 in connection with the separation of Fortive from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Danaher Separation”).
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
Professional Instrumentation
Our Professional Instrumentation segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure, temperature, turbidity, radiation, and hazardous gases. Furthermore, we offer products, software and services used to provide critical sterilization and disinfection solutions to advance health, safety and compliance. We also offer products that are used in the design, development, manufacturing, testing and advanced calibration of products for electronics and industrial markets. Product offerings include advanced sensors and instrumentation, cloud-based IoT solutions, temperature-sensitive sterilization and disinfection systems, vertical application workflow software, data and analytics to efficiently manage the full lifecycle of assets used in industrial, medical, educational, governmental, and commercial facilities. Customers for these products and services include industrial service, installation and maintenance professionals, designers and manufacturers of electronic devices and instruments, medical technicians and health professionals, safety professionals, commercial property owners, contractors, facility managers and other customers for whom precision, reliability, safety, compliance, integrated workflows and data analytics are critical in their specific applications.
Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions, Sensing Technologies, and Advanced Sterilization Products and Censis businesses. Our Advanced Instrumentation & Solutions business was primarily established through the acquisitions of Qualitrol in the 1980s, Fluke Corporation and Pacific Scientific Company in 1998, Tektronix and Invetech in 2007, Keithley Instruments in 2010, eMaint in 2016, Industrial Scientific and Landauer in 2017, Gordian and Accruent in 2018, Intelex and Pruftechnik in 2019 and numerous bolt-on acquisitions. In addition, both Advanced Sterilization Products and Censis were acquired in 2019.
Advanced Instrumentation & Solutions
Our Advanced Instrumentation & Solutions business consists of:
Field Solutions Our field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, environmental, health and safety (EHS) quality management and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software, data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, EHS, and healthcare applications. The instrumentation and sensing products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature, radiation, hazardous gas and air quality, among other parameters. Typical users of these products and software include electrical engineers, electricians, electronic technicians, safety professionals, medical technicians, network technicians, first-responders, and industrial service, installation and maintenance professionals. The business also makes and sells instruments, controls and monitoring and maintenance systems used by maintenance departments in utilities and industrial facilities to monitor assets, including transformers, generators, motors and switchgear. The business also provides physical resource management software with an integrated cloud-based framework for management of commercial property and facilities to extend the lifecycle of assets, facilitate regulatory compliance and reduce safety risks. In addition, the business provides subscription-based construction cost data, software and services for real estate construction and maintenance applications. Products are marketed under a variety of brands, including ACCRUENT, FLUKE, FLUKE BIOMEDICAL, FLUKE NETWORKS, GORDIAN, INDUSTRIAL SCIENTIFIC, INTELEX, LANDAUER, PRUFTECHNIK and QUALITROL.
Product Realization Our product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, and other advanced technologies. Typical users of these products and services include research and development engineers who design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products. The business also provides a full range of design, engineering and manufacturing services and highly-engineered, modular components to enable conceptualization, development and launch of products in the medical diagnostics, cell therapy and consumer markets. Finally, the business designs, develops, manufactures and markets critical, highly-engineered energetic materials components in specialized vertical applications. Products and services are marketed under a variety of brands, including INVETECH, KEITHLEY, PACIFIC SCIENTIFIC, SONIX and TEKTRONIX.

Competition in the Advanced Instrumentation & Solutions business is based on a number of factors, including the reliability, performance, ruggedness, ease of use, ergonomics and aesthetics of the product, the service provider’s relevant expertise with particular technologies and applications, as well as the other factors described under “-Competition.” Sales in the business are generally made through independent distributors and direct sales personnel.
Sensing Technologies
Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity, and conductivity. Users of these products span a wide variety of industrial and manufacturing markets, including medical equipment, food and beverage, marine, industrial, off-highway vehicles, building automation, and semiconductors. Our competitive advantage in these markets is based on our ability to apply advanced sensing technologies to a variety of customer needs, many of which are in demanding operating environments. Our modular products and agile supply chain enable rapid customization of solutions for unique operational requirements and which meet the lead-time needs of our customers. Competition in the business is based on a number of factors, including technology, application design expertise, lead time, channels of distribution, brand awareness, as well as the other factors described under “-Competition.” Products in this business are marketed under a variety of brands, including ANDERSON-NEGELE, GEMS and SETRA. Sales in the business are generally made through direct sales personnel and independent distributors.
Advanced Sterilization Products and Censis

Our Advanced Sterilization Products (“ASP”) business provides critical sterilization and disinfection solutions, including low-temperature hydrogen peroxide sterilization solutions for temperature-sensitive equipment, to advance infection prevention and patient safety in healthcare facilities. Our Censis business provides subscription-based surgical inventory management systems to healthcare facilities to facilitate inventory management and regulatory compliance. Competition in these businesses is based on a number of factors, including technology, scope of integrated functionality and solutions to address a broader range of hospital workflows, reliability, installed base of customers, and brand awareness, as well as the other factors described under “-Competition.” Products in this business are marketed under a variety of brands, including ASP, CENSIS, CENSITRAC, EVOTECH, STERRAD, and ENDOCLENS. Sales in these businesses are generally made through direct sales personnel and independent distributors.
Manufacturing facilities of our Professional Instrumentation segment are located in North America, Europe and Asia.
Industrial Technologies
Our Industrial Technologies segment offers critical technical equipment, components, software and services for manufacturing, repair and transportation markets worldwide. We offer a wide range of products spanning advanced environmental sensors, fueling equipment, field payment, hardware, remote management and workflow software, vehicle tracking and fleet management software, signaling solutions for traffic light control and a range of tools for professional auto technicians and tire and wheel repair workshops. Products and services offered serve retail fueling operators, commercial auto-repair businesses, municipal governments and public safety entities and fleet owners/operators, globally.
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
Telematics Our telematics products include vehicle tracking and fleet management hardware and SaaS solutions that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle safety, compliance, operating efficiency and productivity. Typical users of these solutions span a variety of industries and include businesses and other organizations that manage vehicle fleets. Our telematics products are marketed under a variety of brands, including TELETRAC NAVMAN.
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
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, cast iron, aluminum and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. Tariffs affect our costs for impacted materials or components we import into the United States. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2019 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

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
Backlog
The following sets forth the unfulfilled orders and annual average contract value of signed contracts for our software as a service product offering attributable to each of our segments as of December 31 ($ in millions):

	2019	2018
Professional Instrumentation	$780	$747
Industrial Technologies	434	477
Total	$1,214	$1,224
We expect that a majority of the unfilled orders as of December 31, 2019 will be delivered to customers within two to three months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog in 2019 is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
As of December 31, 2019, we employed approximately 25,000 persons, of whom approximately 13,000 were employed in the United States and approximately 12,000 were employed outside of the United States. Of our United States employees, approximately 900 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.

Government Contracts
Although the substantial majority of our revenue in 2019 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 16 to the consolidated financial statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
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
Major Customers
No customer accounted for more than 10% of consolidated sales in 2019, 2018, or 2017.

Available Information
We maintain an internet website at www.fortive.com where we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Our internet website and the information contained on, or linked from, that website are not incorporated by reference into this Form 10-K.
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
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies. The separation, if effectuated, will create, (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses focused on connected workflow solutions that incorporate advanced sensors, instrumentation, software, data and analytics and (ii) a global industrial company (“Vontier”) consisting of our Transportation Technologies and Franchise Distribution platforms with a focus on growth opportunities in the rapidly evolving transportation and mobility markets.
Our ability to effectuate the separation, the structure of the separation and the anticipated benefits of the separation may be adversely and materially impacted by adverse market conditions, possible delays in obtaining various tax rulings, regulatory approvals or clearances, uncertainty of the financial markets, our business performance and unanticipated delays in establishing infrastructure or processes for Vontier. In addition, the cost and resources required to effectuate the separation may be significantly higher than what we currently anticipate.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses, demand depends on customers’ capital spending budgets, and product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.
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
We have experienced growth in various end markets in China. During 2019, year-over-year sales from existing businesses grew slightly in China, and sales in China accounted for approximately 8% of our total sales for the year. In addition, we have numerous facilities in China, many of which serve multiple businesses and are used for multiple purposes.
There continues to be significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. In particular, there continues to be uncertainty about U.S. foreign trade policy with respect to China. There is a risk of escalation and retaliatory actions between the two countries. In addition, the current administration, certain members of Congress and federal officials have stated that United States may seek to implement more protective trade measures, not just with respect to China but with respect to other countries in the Asia Pacific region as well. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial statements.
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

•
we may assume by acquisition or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

•
in connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results;

•
in connection with acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet and if we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets; and

•
we may have interests that diverge from those of strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 16 to the consolidated financial statements. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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

•
we are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection and transfer of personal data, including the transfer of personal data between or among countries. In particular, the General Data Protection Regulation became effective in the European Union in May 2018 and the California Consumer Privacy Act became effective in January 2020. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position;

•
certain of our products are medical devices that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, and by certain accrediting bodies. To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products; and

•
we are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes, including the California legislature’s recent passage of Assembly Bill 5 codifying a new independent contractor test, could negatively impact our business or financial position.

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

International economic, political, legal, compliance, and business factors could negatively affect our financial statements.
In 2019, approximately 43% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Our international business, including our business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, including changes in relationship with the United States, particularly with respect to China;

•	trade protection measures, increased trade barriers, imposition of significant tariffs on imports or exports, embargoes and import or export restrictions and requirements;

•	new conditions to, and possible restrictions of, existing free trade agreements;

•	epidemics, such as the coronavirus outbreak, that adversely impact travel, production or demand;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws in the U.S. and in the countries in which we manufacture or sell our products;

•	the impact of the U.K.’s exit from the E.U. (Brexit) on the Company’s business operations in the U.K. and Europe, which will vary depending on the final terms of the transition;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2019, the net carrying value of our goodwill and other intangible assets totaled approximately $12.2 billion. In accordance with generally accepted accounting principles in the United States of America (“GAAP”), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Notes 2 and 7 to the consolidated financial statements for a description of our policies relating to goodwill and acquired intangibles.
Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses transact in a currency other than the business’ functional currency, and movements in the transaction currency relative to the functional currency could also result in unfavorable exchange rate effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”).
Pursuant to the terms of our credit facilities, the interest rate on our credit facilities may be based on LIBOR, which is in the process of being phased-out. The FCA, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that the FCA will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021 and it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect the Company; however, the implementation of alternative benchmark rates to LIBOR may have an adverse impact on the cost of our borrowings under our credit facilities.
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
Furthermore, a change in the tax laws of the jurisdictions where we operate could result in a material increase in our tax expense. In addition, foreign remittance taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, then our income tax expense could increase. On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cut and Jobs Act (“TCJA”). The TCJA represents one of the most significant overhauls to the U.S. federal tax code since 1986 according to the SEC. The TCJA includes numerous provisions that affect businesses and introduces changes that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. Further guidance, regulations, and technical corrections pertaining to TCJA continue to be issued by the tax authorities, some of which may have retroactive application. We will continue to assess such new guidance, regulations and corrections as they are issued. However, there can be no assurance that the retroactive applications of such new guidance, regulations or corrections issued by the tax authorities will not result in revisions to our prior interpretation of the corresponding provisions of TCJA that may have a material adverse effect on our financial statements.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. We have taken comprehensive measures to address the requirements of these changes in global tax policy. In addition, the OECD has announced additional guidance that will be forthcoming in 2020 that could materially impact the law for transfer pricing and permanent establishment taxation. The Company will continue to monitor and evaluate the impact of these new OECD developments.
Changes in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently reinvested under existing accounting standards, it could also increase our effective tax rate.

We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2019, we had approximately $6.3 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

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
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, appropriate classification of franchisee relationship, tax matters, commercial disputes, disputes with our supplier or vendors, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, we may experience disruption in supply or sales, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets that we were previously unable to estimate or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period.

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
Our financial results are subject to fluctuations in the cost and availability of commodities or components that we use in our operations.
As discussed in the section entitled “Business-Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items, including as a result of contractual disputes with suppliers or vendors, could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity or component prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity or component costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
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
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design. If these or other suppliers encounter financial, operating, quality or other difficulties or if our relationship with them changes, including as a result of contractual disputes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

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
Our amended and restated certificate of incorporation provides that unless the Board otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our shareholders, any action asserting a claim against our company or any of our directors or officers arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against our company or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with our company or our directors or officers, which may discourage such lawsuits against our company and our directors and officers. This exclusive forum provision would not apply to claims brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2019, our facilities included approximately 80 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 40 of these facilities are located in the United States in over 20 states and approximately 40 are located outside the United States in over 20 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. These facilities cover approximately 8 million square feet, of which approximately 5 million square feet are owned and approximately 3 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Professional Instrumentation, 45; and Industrial Technologies, 35.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 10 to the consolidated financial statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of our executive officers as of February 27, 2020. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	54	President and Chief Executive Officer	2016
Martin Gafinowitz	61	Senior Vice President	2016
Barbara B. Hulit	53	Senior Vice President	2016
Charles E. McLaughlin	58	Senior Vice President – Chief Financial Officer	2016
Patrick K. Murphy	58	Senior Vice President	2016
William W. Pringle	52	Senior Vice President	2016
Jonathan L. Schwarz	48	Vice President – Strategy and Corporate Development	2016
Peter C. Underwood	50	Senior Vice President – General Counsel and Secretary	2016
Stacey A. Walker	49	Senior Vice President – Human Resources	2016
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
Patrick K. Murphy has served as a Senior Vice President of Fortive since July 2016. Prior to July 2016, Mr. Murphy served as a Group President of Danaher after joining Danaher in March 2014 until July 2016. Prior to joining Danaher, he served as CEO of Nidec Motor Corporation and President of the ACIM (Appliance, Commercial and Industrial Motor) Business Unit of Nidec Corporation, a manufacturer of commercial, industrial, and appliance motors and controls, from 2010 until October 2013.
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
Jonathan L. Schwarz has served as Vice President, Strategy and Corporate Development of Fortive since April 2019 and as Vice-President, Corporate Development from July 2016 to April 2019. Prior to July 2016, Mr. Schwarz served as Vice President-Corporate Development of Danaher from 2010 to July 2016.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 21, 2020, there were approximately 2,300 holders of record of our common stock.
Issuer Purchases of Equity Securities
None.
Recent Issuances of Unregistered Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)
The following table sets forth the selected consolidated financial data for the five-years ended December 31, 2019. Unless otherwise indicated, the following disclosures reflect our continuing operations. Refer to Note 4 to the consolidated financial statements included in this report for additional information regarding discontinued operations.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this report. Historical results presented herein may not be indicative of future results.

	As of and for the Year Ended December 31
	2019	2018	2017	2016	2015
Summary of Operations
Sales	$7,320.0	$6,452.7	$5,756.1	$5,378.2	$5,311.8
Operating profit	1,004.1	1,178.4	1,143.0	1,061.7	1,081.5
Net earnings from continuing operations	725.4	918.3	884.3	740.2	737.6
Net earnings per share from continuing operations:
Basic	1.95	2.56	2.54	2.14	2.14
Diluted	1.93	2.52	2.51	2.13	2.14
Common stock dividends declared and paid per share	0.28	0.28	0.28	0.14	—
Preferred stock dividends declared and paid per share	50.00	25.28	—	—	—
Financial Position
Assets of continuing operations	$17,435.8	$12,875.6	$9,629.6	$7,353.1	$6,377.9
Assets of discontinued operations	3.2	30.0	871.0	836.7	832.7
Total assets	17,439.0	12,905.6	10,500.6	8,189.8	7,210.6
Current portion of long-term debt	1,500.0	455.6	—	—	—
Long-term debt, net of current maturities	4,828.4	2,974.7	4,056.2	3,358.0	—
Long-term debt	6,328.4	3,430.3	4,056.2	3,358.0	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Fortive’s (the “Company,” “we,” “our,” and “us”) financial condition and results of operations for the fiscal years ended December 31, 2019 and December 31, 2018 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 compared to December 31, 2017 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018 with the Securities and Exchange Commission on February 28, 2019.

Fortive is a diversified industrial technology growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, product realization, sensing technologies, health, transportation technologies, and franchise distribution. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe and Latin America.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Financial Instruments and Risk Management

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards
BASIS OF PRESENTATION

On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies subject to the satisfaction of certain conditions, including obtaining final approval from our Board of Directors. The separation will create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses focused on connected workflow solutions that incorporate advanced sensors, instrumentation, software, data, and analytics and (ii) a global industrial company (“Vontier”) consisting of our Transportation Technologies and Franchise Distribution platforms with a focus on growth opportunities in the rapidly evolving transportation and mobility markets. The separation is expected to be structured in a tax-efficient manner and completed in the second half of 2020. All assets, liabilities, revenues and expenses of the businesses comprising Vontier are included in continuing operations in the accompanying consolidated financial statements.

On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. On October 1, 2018, we completed the split-off of the A&S Business and have presented the results of operations of the A&S Business in our Consolidated Statements of Earnings, and the related assets and liabilities in the Consolidated Balance Sheets as discontinued operations. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included in Management’s Discussion and Analysis reflect the results of operations and financial condition from our continuing operations. Refer to Note 4 to our consolidated financial statements for additional information on discontinued operations.
OVERVIEW
General
Fortive is a multinational business with global operations. Please see “Item 1. Business – General” included in this Annual Report for a discussion of the Company’s strategies for delivering long-term shareholder value. During 2019, approximately 43% of our sales were derived from customers outside the United States. As a diversified industrial technology growth company with global operations, our businesses are affected by worldwide, regional and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software, and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.

As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development and customer-facing resources in order to be responsive to our customers throughout the world.

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

Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture related items because the nature, size, and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation from sales from existing businesses because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
Business Performance and Outlook
While differences exist among our businesses, on an overall basis, demand for our hardware and software products, and services increased during 2019 as compared to 2018 resulting in aggregate year-over-year sales growth of 13.4% and sales growth from existing businesses of 2.0%. Our continued application and deployment of the Fortive Business System including investments in sales growth initiatives and new product introductions, as well as increased demand in developed markets and other business-specific factors discussed below contributed to overall sales growth from existing businesses.
On a year-over-year basis, our Industrial Technologies segment reported sales growth from existing businesses of 5.2%, while sales from existing businesses in our Professional Instrumentation segment declined slightly. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements for outdoor payment systems that is expected to occur in October 2020 in the United States based on the Europay, Mastercard, and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies platform. The decline in our Professional Instrumentation segment reflects slowing macroeconomic conditions across most major markets in 2019.
Geographically, sales from existing businesses grew at a low-single digit rate in developed markets and were relatively flat in high growth markets during 2019 as compared to 2018. Year-over-year sales from existing businesses grew at a high-single digit rate in Latin America and grew at mid-single digit rate in North America, while sales from existing businesses declined at a low-double digit rate in India and at a low-single digit rate in Western Europe. Sales from existing businesses in China increased slightly year-over-year.
We expect overall sales from existing businesses to continue to grow on a year-over-year basis during 2020; however, we continue to monitor developments from macro-economic and geopolitical uncertainties, including global uncertainties related to governmental policies toward international trade, monetary and fiscal policies, including the current uncertainty about the future trade relationship between the United States and China, and the impacts of the coronavirus, as well as other factors identified in “Item 1A. Risk Factors.”

Completed Acquisitions and Business Combinations

2019

Advanced Sterilization Products
On April 1, 2019 (the “Principal Closing Date”), we acquired the Advanced Sterilization Products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”) for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018, between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution and sale of low-temperature terminal sterilization and high-level disinfection products.

On the Principal Closing Date, we paid $2.7 billion in cash and obtained the transferred assets and assumed liabilities in 20 countries (“Principal Countries”), general patent and trademark assignments, and all transferred equity interests in ASP. ASP has operations in an additional 39 countries (“Non-Principal Countries”). The transferred assets and liabilities associated with these operations close when requirements of country-specific agreements or regulatory approvals are satisfied.

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of December 31, 2019, we have closed 20 Principal Countries and four Non-Principal Countries that, in aggregate, accounted for approximately 98% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 2% of the preliminary valuation of ASP, or $50 million, which is included as a prepaid asset in Other assets in the Consolidated Balance Sheet. As each Non-Principal Country closes, we will reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed.
In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services, and distribution agreements in the Non-Principal Countries that have not been closed. Under the distribution agreements, ASP will sell finished goods to Ethicon at prices agreed by the parties. ASP will recognize these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale.
Other Acquisitions and Investments
In addition to the acquisition of ASP, during 2019, we acquired four businesses including Intelex Technologies, Pruftechnik, and Censis Technologies for total consideration of $1.2 billion in cash, net of cash acquired. Additionally, we made an additional equity investment of $4 million. The businesses acquired complement existing units of our Professional Instrumentation segment. We preliminarily recorded an aggregate of $773 million of goodwill related to these acquisitions.

Combination of the Tektronix Video Business with Telestream
On July 20, 2019, we completed the combination of the Tektronix Video test and monitoring equipment business (“Tektronix Video Business”) with Telestream, LLC (the “Combined Business”), a portfolio company of Genstar Capital LLC. We recognized a pretax gain of $41 million upon the combination, and hold a 33% equity stake in the Combined Business. This transaction did not meet the criteria for discontinued operations reporting, and therefore the operating results of the Tektronix Video Business prior to the combination with Telestream are included in continuing operations for all periods presented. Additionally, the loss from our equity investment in the Combined Business is included in Other non-operating expenses, net in the accompanying Consolidated Statement of Earnings. Refer to Note 4 to our consolidated financial statements for additional information.

2018

Gordian
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software and service, for a total purchase price of $778 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model. We recorded $435 million of goodwill related to the Gordian Acquisition.

Accruent
On September 6, 2018, we acquired Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance and reducing safety risks. We recorded $1.2 billion of goodwill related to the Accruent Acquisition.
Other Acquisitions
In addition to the acquisitions of Accruent and Gordian, during 2018, we acquired two businesses for total consideration of $44 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. We recorded $31 million of goodwill related to these acquisitions.
Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems, and generated approximately $900 million in revenue for the year ended December 31, 2017. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for 35,000,000 shares of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250 million as part of a non-cash debt-for-debt exchange that reduced outstanding indebtedness of Fortive, which is inclusive of accrued interest and fees; and (iv) $150 million in cash paid to us by Stevens Holding Company, Inc. as a dividend. The results of the A&S Business are reported as discontinued operations for all periods presented, which includes the after-tax gain on the transaction of $1.9 billion.
RESULTS OF OPERATIONS
Components of Sales Growth

2019 vs. 2018
Total revenue growth (GAAP)	13.4%
Existing businesses (Non-GAAP)	2.0%
Acquisitions (Non-GAAP)	13.2%
Currency exchange rates (Non-GAAP)	(1.8)%
Refer to Professional Instrumentation and Industrial Technologies sections below for further discussion of year-over-year sales growth.
Operating Profit Margins
Operating profit margins were 13.7% for the year ended December 31, 2019, a decrease of 460 basis points as compared to 18.3% in 2018.
Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with productivity improvement initiatives, which were partially offset by an unfavorable sales mix, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — favorable 30 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 310 basis points

•	The incremental year-over-year net dilutive effect of restructuring actions — unfavorable 60 basis points

•
The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction costs related to the planned separation of Fortive into two independent, publicly traded companies — unfavorable 120 basis points

Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2019	2018
Segments
Professional Instrumentation	$4,427.8	$3,655.1
Industrial Technologies	2,892.2	2,797.6
Total	$7,320.0	$6,452.7

Geographic area
United States	$4,206.5	$3,539.6
China	592.0	569.0
All other (each country individually less than 5% of total sales)	2,521.5	2,344.1
Total	$7,320.0	$6,452.7
PROFESSIONAL INSTRUMENTATION
Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions, Sensing Technologies, and Advanced Sterilization Products and Censis businesses.
Our Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Our field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, environmental, health and safety (EHS) quality management and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software, data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, EHS, and healthcare applications. Our product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, and other advanced technologies.
Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity, and conductivity. Users of these products span a wide variety of industrial and manufacturing markets, including medical equipment, food and beverage, marine, industrial, off-highway vehicles, building automation, and semiconductors.
Our Advanced Sterilization Products (“ASP”) business provides critical sterilization and disinfection solutions, including low-temperature hydrogen peroxide sterilization solutions for temperature-sensitive equipment, to advance infection prevention and patient safety in healthcare facilities. Our Censis business provides subscription-based surgical inventory management systems to healthcare facilities to facilitate inventory management and regulatory compliance.

Professional Instrumentation Selected Financial Data

	For the Year Ended December 31
($ in millions)	2019	2018
Sales	$4,427.8	$3,655.1
Operating profit	547.9	744.6
Depreciation	76.5	64.4
Amortization	261.0	104.3
Operating profit as a % of sales	12.4%	20.4%
Depreciation as a % of sales	1.7%	1.8%
Amortization as a % of sales	5.9%	2.9%
Components of Sales Growth

2019 vs. 2018
Total revenue growth (GAAP)	21.1%
Existing businesses (Non-GAAP)	(0.4)%
Acquisitions (Non-GAAP)	23.0%
Currency exchange rates (Non-GAAP)	(1.5)%
2019 COMPARED TO 2018
Sales from existing businesses in the segment’s Advanced Instrumentation & Solutions businesses declined slightly during 2019 as compared to 2018. Year-over-year sales from existing businesses of field solutions products and services were relatively flat during 2019 as compared to 2018, as growth in demand for portable gas detection and facilities maintenance offerings was mostly offset by declines in demand for electrical grid condition-based monitoring equipment and slowing demand from our industrial end markets in North America.
Year-over-year sales from existing businesses of product realization solutions declined at a low-single digit rate during 2019, as increased demand in our energetic materials business was more than offset by declines in demand for high-performance oscilloscopes and Keithley products.
Geographically, demand from existing businesses in Advanced Instrumentation & Solutions increased in North America and Japan, which was more than offset by declines in Europe.
Sales from existing businesses in the segment’s Sensing Technologies businesses declined at a low-single digit rate during 2019 as compared to 2018, as increased year-over-year demand in the medical end market was more than offset by declines in the industrial end market. Geographically, increased year-over-year demand from existing businesses in China was more than offset by declines in Western Europe, Japan, and North America.
Sales from recently acquired businesses in our Professional Instrumentation segment, including ASP, contributed 23.0% to overall sales growth in 2019. ASP sales for the year, as compared to the comparable period prior to Fortive ownership, increased low-single digits which was attributable to growth in China and Japan.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases in the segment contributed 1.3% to sales growth during 2019 as compared to 2018.
Operating profit margin decreased 800 basis points during 2019 as compared to 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Price increases and incremental year-over-year cost savings associated with productivity improvement initiatives, which were more than offset by an unfavorable sales mix and lower sales volumes from existing businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates — unfavorable 85 basis points

•
The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 505 basis points

•	The incremental year-over-year net dilutive effect of restructuring actions — unfavorable 85 basis points

•
Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2019 were greater than the costs associated with the ASP, Gordian, and Accruent acquisitions in 2018 — unfavorable 125 basis points

INDUSTRIAL TECHNOLOGIES
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
Industrial Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2019	2018
Sales	$2,892.2	$2,797.6
Operating profit	553.9	525.6
Depreciation	55.1	57.9
Amortization	31.9	30.8
Operating profit as a % of sales	19.2%	18.8%
Depreciation as a % of sales	1.9%	2.1%
Amortization as a % of sales	1.1%	1.1%
Components of Sales Growth

2019 vs. 2018
Total revenue growth (GAAP)	3.4%
Existing businesses (Non-GAAP)	5.2%
Acquisitions (Non-GAAP)	0.3%
Currency exchange rates (Non-GAAP)	(2.1)%
2019 COMPARED TO 2018
Sales from existing businesses in the segment’s Transportation Technologies businesses grew at a high-single digit rate during 2019 as compared to 2018, due primarily to broad-based demand for fuel management systems, specifically in North America and Western Europe, as well as increased demand for payment solutions. Results in North America were favorably impacted by the approaching deadline for the liability shift related to outdoor EMV global standards that is expected to occur in October 2020. Geographically, sales from existing businesses increased on a year-over-year basis in North America, Europe, and Latin America, which were partially offset by declines in India.
Sales from existing businesses in the segment’s Franchise Distribution businesses grew at a low-single digit rate during 2019 as compared to 2018, largely driven by increased year-over-year demand for hardline and diagnostic tools and shop equipment, which was partially offset by a decline in demand for wheel service equipment.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 1.6% to sales growth in the segment during 2019 as compared to 2018.
Operating profit margin increased 40 basis points during 2019 as compared to 2018. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2019 sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with productivity improvement initiatives, which were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs and changes in currency exchange rates — favorable 195 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Transaction costs related to the planned separation of Fortive into two independent, publicly traded companies — unfavorable 120 basis points

•	The incremental year-over-year net dilutive effect of restructuring actions — unfavorable 30 basis points

•	The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 5 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2019	2018
Sales	$7,320.0	$6,452.7
Cost of sales	(3,639.7)	(3,131.4)
Gross profit	3,680.3	3,321.3
Gross profit margin	50.3%	51.5%
The year-over-year increase in cost of sales during 2019 as compared to 2018 is due primarily to the incremental cost of sales from our recently acquired businesses, higher year-over-year sales volumes from existing businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and restructuring charges, which were partially offset by incremental year-over-year cost savings associated with productivity improvement initiatives and material cost and supply chain improvement actions. Changes in currency exchange rates decreased costs of sales in 2019.
The year-over-year increase in gross profit during 2019 as compared to 2018 is due primarily to the favorable impact of pricing improvements from existing businesses, higher year-over-year sales volumes, including sales volumes from our recently acquired businesses, year-over-year cost savings associated with productivity improvement initiatives, and material cost and supply chain improvement actions.
The 120 basis point decrease in gross profit margin year-over-year is due primarily to unfavorable sales mix, acquisition-related fair value adjustments to deferred revenue and inventory, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs, which more than offset the favorable impact of pricing improvements from existing businesses and year-over-year cost savings associated with productivity improvement initiatives and material cost and supply chain improvement actions.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2019	2018
Sales	$7,320.0	$6,452.7
Sales, general, and administrative (“SG&A”) expenses	2,219.5	1,728.6
Research and development (“R&D”) expenses	456.7	414.3
SG&A as a % of sales	30.3%	26.8%
R&D as a % of sales	6.2%	6.4%
SG&A expenses increased during 2019 as compared to 2018 due primarily to higher amortization and incremental expenses from our recently acquired businesses, costs associated with the ASP acquisition and the planned separation of Fortive into two independent, publicly traded companies, restructuring actions, and sales and marketing growth initiatives, partially offset by cost savings associated with productivity improvement initiatives and changes in foreign currency exchange rates. SG&A expenses as a percentage of sales increased 350 basis points in 2019 as compared to 2018.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during 2019 as compared to 2018 due to incremental year-over-year investments in our product development initiatives and incremental expenses from recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales were relatively flat as the investments in our product development initiatives grew at rate largely consistent with sales.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 11 to the consolidated financial statements.

Interest expense, net of $164 million was recorded during 2019 compared to $97 million during 2018. Interest expense increased in 2019 due to higher average debt balances during the year. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities, and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. We record the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The U.S. Government continues to issue significant amounts of TCJA guidance and we expect that to continue for the foreseeable future. The Company is actively monitoring the impact of new Treasury Regulations. Any future adjustments resulting from retrospective guidance issued after December 31, 2019 will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.
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
In 2019, the OECD issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. We have taken comprehensive measures to address the requirements of these changes in global tax policy. In addition, the OECD has announced additional guidance that will be forthcoming in 2020 that could materially impact the law for transfer pricing and permanent establishment taxation. The Company will continue to monitor and evaluate the impact of these new OECD developments.
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
The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2010 to 2019. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
We are routinely examined by various domestic and international taxing authorities. In connection with the Separation of Fortive from Danaher on July 1, 2016 (the “Separation”), we entered into the Agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, the Company is liable for and has indemnified Danaher against all income tax liabilities involving “separate” filings for the periods prior to the Separation.
During 2018, the Company entered into a Tax Matters Agreement in connection with the split-off of the A&S Business. The Company remains liable for pre-disposition income tax liabilities related to the A&S Business.

Comparison of the Years Ended December 31, 2019 and 2018
Our effective tax rate for the years ended December 31, 2019 and 2018 was 17.0% and 14.8%, respectively.
Our effective tax rate for 2019 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, and earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, offset by tax costs related to transactions completed in 2019 in anticipation of the separation into two independent, publicly traded companies.
Our effective tax rate for 2018 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are taxed at rates lower than the U.S. federal statutory rate, and the effect of adjustments to the provision estimates recorded in 2017 related to the TCJA as permitted under SAB 118.
COMPREHENSIVE INCOME
Comprehensive income decreased by $2.0 billion in 2019 as compared to 2018, due to net earnings, including both continuing and discontinued operations, that were lower by $2.2 billion which were partially offset by favorable changes in foreign currency translation adjustments of $178 million. The decrease in net earnings from 2018 to 2019 was due to the recognition of a $1.9 billion gain in 2018 related to the divestiture of the A&S Business. Unfavorable pension benefit adjustments in 2019 were $20 million compared to favorable adjustments of $4 million in 2018.
INFLATION
The effect of inflation on our revenues and net earnings was not significant in the years ended December 31, 2019 or 2018.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2019, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $146 million.
As of December 31, 2019, our variable-rate debt obligations consisted primarily of U.S. dollar and Euro-denominated commercial paper and term loan borrowings (refer to Note 11 to the accompanying consolidated financial statements for information regarding our outstanding indebtedness as of December 31, 2019). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding U.S. dollar and Euro-denominated commercial paper, 2020 Term Loan, Delayed-draw Term Loan due 2020, and Yen term loan for the year ended December 31, 2019 was approximately 2.47%, (0.10)%, 2.51%, 2.95%, and 0.50%, respectively, and we recorded interest expense of $48 million on these variable-rate obligations. A hypothetical 10 basis points increase in market interest rates as of December 31, 2019 on our variable-rate debt obligations as of December 31, 2019 would have increased our interest expense by $3 million in 2019.

Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2019 would have resulted in a reduction of stockholders’ equity of approximately $300 million.
Currency exchange rates negatively impacted 2019 reported sales by 1.8% as compared to 2018, as the U.S. dollar was, on average, stronger against most major currencies during 2019 as compared to exchange rate levels during 2018. If the exchange rates in effect as of December 31, 2019 were to prevail throughout 2020, currency exchange rates would positively impact 2020 estimated sales by approximately 0.2% relative to our performance in 2019. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, and manage our capital structure on a short and long-term basis. Refer also to Note 11 to our consolidated financial statements for additional information.
2019 Financing and Capital Transactions
During 2019, we completed the following financing and capital transactions:

•
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were sold in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

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
Of the $1.4 billion in proceeds received from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $45.4 million in interest expense during the year ended December 31, 2019, of which $10.8 million related to the contractual coupon rate of 0.875% and $6.6 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at December 31, 2019 was $74.2 million.

•
On February 28, 2019, we prepaid the remaining $400.0 million outstanding principal and accrued interest under the Delayed-Draw Term Loan due 2019. The prepayment fees associated with this payment were immaterial.

•
On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“2020 Delayed-Draw Term Loan”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the London inter-bank offered rate (“LIBOR”) plus a ratings-based margin currently at 75 basis points. As of December 31, 2019, borrowings under this facility bore an interest rate of 2.49% per annum. The original maturity date of the 2020 Delayed-Draw Term Loan was February 28, 2020; however on February 25, 2020, we extended the maturity date to August 28, 2020. The 2020 Delayed-Draw Term Loan remains prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.

•	On June 15, 2019 we repaid the remaining outstanding principal of $55.3 million of our 1.80% senior unsecured notes.

•
On October 25, 2019, we entered into a credit facility agreement that provides for a 364-day term loan facility (“2020 Term Loan”) in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition.  We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to the LIBOR plus a ratings-based margin currently at 75 basis points. As of December 31, 2019, borrowings under this facility bore an interest rate of 2.49% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to the Revolving Credit Facility. On February 26, 2020, we prepaid $250 million of the 2020 Term Loan. The prepayment fees associated with this payment are expected to be immaterial.

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

•
On July 20, 2018, we prepaid $325 million of our outstanding U.S dollar variable interest rate term loan due in 2019, and on October 5, 2018, we prepaid the remaining $175 million of the outstanding balance. The prepayment fees associated with these payments were immaterial.

•
On August 22, 2018, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan”) with an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan in order to fund, in part, the Accruent Acquisition. The Delayed-Draw Term Loan bears interest at a variable rate equal to the LIBOR plus a ratings-based margin currently at 75 basis points. During 2019, the annual effective rate was approximately 3.24% per annum. The Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. On September 26, 2018 and November 21, 2018, we repaid $400 million of and $950 million of this loan, respectively.

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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2019	2018
Total operating cash provided by continuing operations	$1,284.9	$1,201.3

Cash paid for acquisitions, net of cash received	$(3,943.9)	$(2,815.1)
Payments for additions to property, plant and equipment	(112.5)	(112.3)
All other investing activities	1.8	(42.1)
Total investing cash used in continuing operations	$(4,054.6)	$(2,969.5)

Net proceeds from (repayments of) commercial paper borrowings	$494.8	$(266.1)
Proceeds from borrowings (maturities greater than 90 days), net of $24.3 million of issuance costs in 2019	2,913.2	1,750.0
Repayment of borrowings (maturities greater than 90 days)	(455.3)	(1,850.0)
Proceeds from issuance of mandatory convertible preferred stock, net of $43.0 million of issuance costs	—	1,337.4
Payment of common stock cash dividend to shareholders	(93.8)	(96.6)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(69.0)	(34.9)
All other financing activities	13.0	39.3
Total financing cash provided by continuing operations	$2,802.9	$879.1
Operating Activities
Continuing operations cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $1.3 billion in 2019, an increase of $84 million, or approximately 7%, as compared to 2018. This year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:

•
2019 operating cash flows were impacted by lower net earnings from continuing operations as compared to 2018. Net earnings for 2019 were impacted by a year-over-year decrease in operating profits of $174 million and a year-over-year increase in interest expense of $67 million primarily associated with our financing activities, which was partially offset by a $41 million non-cash gain on the combination of the Tektronix Video Business with Telestream. The year-over-year decrease in operating profit was attributable to an increase in depreciation and amortization expenses of $165 million largely attributable to our recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of accounts receivable, inventories, and trade accounts payable provided $6 million of operating cash flows during 2019 compared to using $103 million of cash during 2018. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $93 million of cash in 2019 as compared to providing $66 million in 2018. The timing of cash tax payments and refunds drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations was approximately $4.1 billion during 2019 compared to approximately $3.0 billion of net cash used in 2018. For a discussion of our acquisitions refer to “—Overview.”
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchase of equipment that is used in revenue arrangements with customers. Capital expenditures totaled $113 million in 2019 and $112 million in 2018. Excluding the impact of our pending disposition, we expect capital spending to be between approximately $160 million and $170 million in 2020, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities from continuing operations generated cash of $2.8 billion in 2019 compared to generating $879 million of cash in 2018. In 2019, we received proceeds from the issuance of our Convertible Notes of $1.4 billion and received proceeds from the issuance of our 2020 Delayed-Draw Term Loan of $1.0 billion, and our 2020 Term Loan of $500 million, which was partially offset by the repayment of $400 million of our 2019 Delayed-Draw Term Loan and $55 million of our 1.80% senior unsecured notes. During the year ended December 31, 2019, we paid $163 million of cash dividends to common shareholders and holders of our MCPS.
Refer to “—Liquidity and Capital Resources” section above for a description of our financing activities in 2019 and 2018.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by the Revolving Credit Facility. We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2019, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.  As commercial paper obligations mature, we may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
The carrying value of total debt outstanding as of December 31, 2019 was approximately $6.3 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2019. Of this amount, approximately $1.1 billion was being used to backstop outstanding U.S. and Euro commercial paper balances. Accordingly, we had the ability to incur an additional $851 million of indebtedness under the Revolving Credit Facility as of December 31, 2019. Refer to Note 11 to the consolidated financial statements for information regarding our financing activities and indebtedness.
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
As of December 31, 2019, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.14% and a weighted average remaining maturity of approximately 13 days. As of December 31, 2019, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.10)% and a weighted average remaining maturity of approximately 33 days.
In 2018, we received net proceeds from the issuance of commercial paper under the Commercial Paper Programs of $266 million, received proceeds from borrowings of $1.75 billion, repaid $1.85 billion of borrowings, received proceeds from the issuance of convertible equity of $1.3 billion, and paid $132 million of cash dividends to shareholders.
Dividends
On November 7, 2019, we declared a regular quarterly dividend of $0.07 per common share paid on December 27, 2019 to holders of record on November 29, 2019. In addition, Fortive announced that its Board of Directors declared a regular quarterly cash dividend of $12.50 per share of its 5.00% Mandatory Convertible Preferred Stock, Series A, payable on January 2, 2020 to preferred stockholders of record on December 15, 2019. The dividend to preferred shareholders was paid on December 31, 2019.

Aggregate cash payments for the dividends paid to shareholders during the year ended December 31, 2019 were $163 million and were recorded as dividends to shareholders in the Consolidated Statements of Changes in Equity and the Consolidated Statements of Cash Flows.
On January 28, 2020 we declared a regular quarterly cash dividend of $0.07 per share payable on March 27, 2020 to common stockholders of record on February 28, 2020 and a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2020 to preferred stockholders of record on March 15, 2020.
Cash and Cash Requirements
As of December 31, 2019, we held approximately $1.2 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of approximately 1.0%. Substantially all of the cash was held outside of the U.S.
We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, pay dividends to shareholders and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our commercial paper programs or credit facilities or enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under our commercial paper programs. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
As of December 31, 2019, we believe that we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
During 2019, we contributed $11 million to our non-U.S. defined benefit pension plans. During 2020, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $10 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our contractual obligations as of December 31, 2019 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt and leases:
Long-term debt (a)	$6,413.6	$1,500.0	$3,463.6	$—	$1,450.0
Interest payments on long-term debt (b)	890.9	82.2	127.5	104.0	577.2
Operating lease obligations (c)	239.5	57.4	79.9	39.0	63.2
Other:
Purchase obligations (d)	410.9	355.0	54.7	1.2	—
Other long-term liabilities reflected on the balance sheet under GAAP (e)(f)	1,584.2	—	131.0	117.9	1,335.3
Total	$9,539.1	$1,994.6	$3,856.7	$262.1	$3,425.7

(a) As described in Note 11 to the consolidated financial statements. Amounts do not include interest payments. Interest on long-term debt is reflected in a separate line in the table.
(b) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2019. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(c) Includes future lease payments for operating leases having initial noncancelable lease terms in excess of one year.
(d) Consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(e) Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, pension benefit obligations, net tax liabilities, and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

(f) Includes non-contractual obligations of $238 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “more than 5 years” column. Also includes our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 14 to the consolidated financial statements for additional information on unrecognized tax benefits.

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2019:

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$121.1	$70.5	$16.2	$16.4	$18.0
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
Legal Proceedings
Please refer to Note 16 to the consolidated financial statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to the consolidated financial statements.
Accounts Receivable: We maintain allowances for doubtful accounts to reflect probable credit losses inherent in our portfolio of receivables. Determination of the allowances requires us to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net earnings. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from our trade accounts, contract and financing receivable portfolios. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality. We regularly perform detailed reviews of our accounts receivable portfolio to determine if an impairment has occurred and to assess the adequacy of the allowances. If the financial condition of our customers were to deteriorate with a severity, frequency and/or timing different from our assumptions, additional allowances would be required and our financial statements would be adversely impacted.
Inventories: We record inventory at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We estimate the net realizable value of our inventory based on assumptions of future demand and related pricing. Estimating the net realizable value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those we projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. Refer to Note 5 to the consolidated financial statements.
Acquired Intangibles: Our business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 7 to the consolidated financial statements for a description of our policies relating to goodwill, acquired intangibles and acquisitions.
In performing our goodwill impairment testing, we estimate the fair value of our reporting units primarily using a market based approach. We estimate fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of our reporting units, in addition to recent market available sale transactions of comparable businesses. In evaluating the estimates derived by the market based approach, we make judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. In certain circumstances we also evaluate other factors including results of the estimated fair value utilizing a discounted cash flow analysis (i.e., an income approach), market positions of the businesses, comparability of market sales transactions, and financial and operating performance in order to validate the results of the market approach. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
In 2019, we had twelve reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranged from $15 million to $3.8 billion. Our annual goodwill impairment analysis in 2019 indicated that in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 5% to approximately 1,300%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately -5% to approximately 1,200%. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
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
Contingent Liabilities: As discussed in Note 16 to the accompanying consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the accompanying consolidated financial statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.

Revenue Recognition: We derive revenues from the sale of products and services. On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance. Refer to Note 13 to the consolidated financial statements for additional information on our adoption of this ASU.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Stock-Based Compensation: For a description of our stock-based compensation accounting practices, refer to Note 17 to our consolidated financial statements. Determining the appropriate fair value model and calculating the fair value of certain stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility and expected forfeiture rate. Given our limited trading history following the Separation, stock price volatility used to calculate the fair value of stock options in the post-Separation period was estimated based on an average historical stock price volatility of a group of peer companies. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Pension and Other Post Employment Benefits: For a description of our pension accounting practices, refer to Note 12 to the accompanying consolidated financial statements. Certain of our U.S. and non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2019 would have increased the net obligation by $30 million ($25 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2019.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.50% to 6.0%. If the expected long-term rate of return on plan assets during 2019 was reduced by 50 basis points, pension expense in 2019 would have increased by $1 million ($1 million on an after-tax basis).
Income Taxes: For a description of our income tax accounting policies, refer to Note 2 and Note 14 to the consolidated financial statements.
In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated Statements of Earnings. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
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

We recognize tax benefits from uncertain tax positions only if, in our assessment, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. We recognize potential accrued interest and penalties with unrecognized tax positions in income tax expense.
In addition, we are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments (see “-Results of Operations - Income Taxes” and Note 14 to the accompanying consolidated financial statements). We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
An increase in our 2019 effective tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2019 of $9 million.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards relevant to our businesses, refer to Note 2 to the accompanying consolidated financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
The Company completed the acquisitions of the Advanced Sterilization Products business (“ASP”) on April 1, 2019, Intelex Technologies on June 27, 2019, Pruftechnik on July 5, 2019, and Censis Technologies on October 31, 2019, collectively the “Acquired Businesses.” The Company has not yet fully incorporated the internal controls and procedures of the Acquired Businesses into the Company’s internal control over financial reporting, and as such, management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2019. The Acquired Businesses constituted less than 25% of the Company’s total assets as of December 31, 2019 and less than 10% of the Company’s total revenues for the year ended December 31, 2019.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 27, 2020 appears on page 46 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on Internal Control over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Advanced Sterilization Products business (“ASP”), Intelex Technologies (“Intelex”), Pruftechnik, and Censis Technologies (“Censis”) which are included in the 2019 consolidated financial statements of the Company. Collectively, ASP, Intelex, Pruftechnik and Censis constituted less than 25% of the Company’s total assets as of December 31, 2019 and less than 10% of the Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ASP, Intelex, Pruftechnik and Censis.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fortive Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter
Valuation of acquired intangible assets

As more fully described in Note 3 to the consolidated financial statements, the Company completed several acquisitions during 2019 for net consideration of $3.9 billion.
Auditing the accounting for the Company's 2019 acquisitions was complex and highly judgmental due to the significant estimation required in determining the fair value of customer relationships, trade names and technology acquired (collectively, “intangible assets”), which totaled $1.7 billion in aggregate.  In particular, the estimated fair values were sensitive to significant assumptions such as the projected financial information and discount rate used in the valuation models, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We tested controls over the measurement of the intangible assets acquired, including management’s review of the significant assumptions mentioned above and the completeness and accuracy of the data used in the measurements.
To test the measurement of the intangible assets, we read the related purchase agreements, evaluated, among other things, whether (1) the valuation methodologies used were appropriate, (2) the significant assumptions, including discount rates, revenue growth rates, and projected free cash flow, used in valuing these intangibles were reasonable, and (3) the underlying data used by the Company in its analyses was appropriate. Specifically, when evaluating the assumptions related to the projected free cash flow, we compared the assumptions to the past performance of the acquired entities, the Company's history related to similar acquisitions, and the Company’s future plans for the acquired entities. We involved an internal specialist to assist in our completion of our audit procedures.

Description of the Matter
Accounting for unrecognized tax benefits

The Company operates in a complex, multinational tax environment, and its effective tax rate is affected by implementation of global tax planning strategies, including those related to business acquisition structuring. The Company’s uncertain tax positions are subject to audit by taxing authorities in various jurisdictions, and the resolution of such audits may span multiple years. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As more fully described in Note 14 - Income Taxes, as of December 31, 2019, the Company’s gross unrecognized tax benefits were $214.9 million.

Auditing the recognition and measurement of tax positions, including those related to business acquisitions and restructuring, was challenging because the measurement of the tax position is complex, highly judgmental and based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of tax positions, including management’s process to measure the benefits of those tax positions.

In testing the measurement criteria, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with relevant tax authorities as well as evaluating their third-party income tax opinions or memorandums and application of case law, rulings or other relevant tax authority obtained or considered by the Company. To support our evaluation, among other things, we separately interviewed certain key external tax advisers of the Company. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also evaluated the Company’s income tax disclosures included in Note 14 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Seattle, Washington
February 27, 2020

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$1,205.2	$1,178.4
Accounts receivable less allowance for doubtful accounts of $59.8 million and $54.9 million at December 31, 2019 and December 31, 2018, respectively	1,384.5	1,195.1
Inventories	640.3	574.5
Prepaid expenses and other current assets	455.6	193.2
Current assets, discontinued operations	3.2	30.0
Total current assets	3,688.8	3,171.2
Property, plant and equipment, net	519.5	576.1
Operating lease right-of-use assets	206.8	—
Other assets	779.6	548.9
Goodwill	8,399.3	6,133.1
Other intangible assets, net	3,845.0	2,476.3
Total assets	$17,439.0	$12,905.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,500.0	$455.6
Trade accounts payable	765.5	706.5
Current operating lease liabilities	54.9	—
Accrued expenses and other current liabilities	1,146.8	999.3
Current liabilities, discontinued operations	—	30.7
Total current liabilities	3,467.2	2,192.1
Operating lease liabilities	159.0	—
Other long-term liabilities	1,584.2	1,125.9
Long-term debt	4,828.4	2,974.7
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 336.9 and 335.1 million issued; 336.0 and 334.5 million outstanding at December 31, 2019 and December 31, 2018, respectively	3.4	3.4
Additional paid-in capital	3,311.1	3,126.0
Retained earnings	4,128.8	3,552.7
Accumulated other comprehensive income (loss)	(56.3)	(86.6)
Total Fortive stockholders’ equity	7,387.0	6,595.5
Noncontrolling interests	13.2	17.4
Total stockholders’ equity	7,400.2	6,612.9
Total liabilities and equity	$17,439.0	$12,905.6
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2019	2018	2017
Sales of products	$6,396.9	$5,755.0	$5,173.3
Sales of services	923.1	697.7	582.8
Total sales	7,320.0	6,452.7	5,756.1
Cost of product sales	(3,050.8)	(2,657.2)	(2,440.3)
Cost of service sales	(588.9)	(474.2)	(394.4)
Total cost of sales	(3,639.7)	(3,131.4)	(2,834.7)
Gross profit	3,680.3	3,321.3	2,921.4
Operating costs:
Selling, general, and administrative expenses	(2,219.5)	(1,728.6)	(1,409.1)
Research and development expenses	(456.7)	(414.3)	(369.3)
Operating profit	1,004.1	1,178.4	1,143.0
Non-operating expenses, net:
Gains from acquisition and combination of business	40.8	—	15.3
Interest expense, net	(164.2)	(97.0)	(88.7)
Other non-operating expenses, net	(6.2)	(3.0)	4.0
Earnings from continuing operations before income taxes	874.5	1,078.4	1,073.6
Income taxes	(149.1)	(160.1)	(189.3)
Net earnings from continuing operations	725.4	918.3	884.3
Earnings from discontinued operations, net of income taxes	13.5	1,995.5	160.2
Net earnings	738.9	2,913.8	1,044.5
Mandatory convertible preferred dividends	(69.0)	(34.9)	—
Net earnings attributable to common stockholders	$669.9	$2,878.9	$1,044.5

Net earnings per common share from continuing operations:
Basic	$1.95	$2.56	$2.54
Diluted	$1.93	$2.52	$2.51
Net earnings per common share from discontinued operations:
Basic	$0.04	$5.78	$0.46
Diluted	$0.04	$5.69	$0.45
Net earnings per common share:
Basic	$1.99	$8.33	$3.01
Diluted	$1.97	$8.21	$2.96
Average common stock and common equivalent shares outstanding:
Basic	335.8	345.5	347.5
Diluted	340.0	350.7	352.6
The sum of net earnings per share amount may not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2019	2018	2017
Net earnings	$738.9	$2,913.8	$1,044.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	50.5	(127.3)	136.6
Pension adjustments	(20.2)	3.6	1.6
Total other comprehensive income (loss), net of income taxes	30.3	(123.7)	138.2
Comprehensive income	$769.2	$2,790.1	$1,182.7
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	345.9	$3.5	—	$—	$2,427.2	$403.0	$(145.8)	$3.1
Net earnings for the period	—	—	—	—	—	1,044.5	—	—
Dividends to common shareholders	—	—	—	—		(97.2)	—	—
Non-cash adjustment to Net Former Parent investment	—	—	—	—	(50.2)	—	—	—
Other comprehensive income	—	—	—	—	—	—	138.2	—
Common stock-based award activity	1.9	—	—	—	67.1	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	14.8
Balance, December 31, 2017	347.8	3.5	—	—	2,444.1	1,350.3	(7.6)	17.9
Adoption of accounting standards	—	—	—	—	—	(3.9)	—	—
Balance, January 1, 2018	347.8	3.5	—	—	2,444.1	1,346.4	(7.6)	17.9
Net earnings for the period	—	—	—	—	—	2,913.8	—	—
Dividends to common shareholders	—	—	—	—	—	(96.6)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(34.9)	—	—
Non-cash adjustment to Net Former Parent investment	—	—	—	—	9.1	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(123.7)	—
Common stock-based award activity	2.5	0.1	—	—	95.7	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—
Split-off of A&S Business	(15.8)	(0.2)	—	—	(759.9)	(576.0)	44.7	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.5)
Balance, December 31, 2018	334.5	3.4	1.4	—	3,126.0	3,552.7	(86.6)	17.4
Net earnings for the period	—	—	—	—	—	738.9	—	—
Dividends to common shareholders	—	—	—	—	—	(93.8)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(69.0)	—	—
Other comprehensive income	—	—	—	—	—	—	30.3	—
Common stock-based award activity	1.5	—	—	—	88.8	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—		—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(4.2)
Net transfers to Former Parent	—	—	—	—	(4.1)	—	—	—
Balance, December 31, 2019	336.0	$3.4	1.4	$—	$3,311.1	$4,128.8	$(56.3)	$13.2
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2019	2018	2017
Cash flows from operating activities:
Net earnings from continuing operations	$725.4	$918.3	$884.3
Noncash items:
Depreciation	133.3	125.7	93.3
Amortization	292.9	135.1	65.0
Stock-based compensation expense	61.4	50.8	44.2
Gains from acquisition and combination of business	(40.8)	—	(15.3)
Impairment charges on intangible assets	—	1.1	2.3
Gain on sale of property	—	—	(8.0)
Change in deferred income taxes	13.9	7.7	(61.0)
Change in accounts receivable, net	(166.9)	(105.9)	(55.4)
Change in inventories	118.8	(73.4)	17.5
Change in trade accounts payable	53.7	76.2	17.7
Change in prepaid expenses and other assets	(163.7)	63.3	(100.5)
Change in accrued expenses and other liabilities	256.9	2.4	136.0
Total operating cash provided by continuing operations	1,284.9	1,201.3	1,020.1
Total operating cash provided by (used in) discontinued operations	(13.5)	143.1	156.3
Net cash provided by operating activities	1,271.4	1,344.4	1,176.4
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(3,943.9)	(2,815.1)	(1,556.6)
Payments for additions to property, plant and equipment	(112.5)	(112.3)	(111.1)
Proceeds from sale of property	—	—	21.5
All other investing activities	1.8	(42.1)	1.5
Total investing cash used in continuing operations	(4,054.6)	(2,969.5)	(1,644.7)
Total investing cash provided by (used in) discontinued operations	—	1,002.9	(25.0)
Net cash used in investing activities	(4,054.6)	(1,966.6)	(1,669.7)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	494.8	(266.1)	556.2
Proceeds from borrowings (maturities greater than 90 days), net of $24.3 million of issuance costs in 2019	2,913.2	1,750.0	125.9
Repayment of borrowings (maturities greater than 90 days)	(455.3)	(1,850.0)	—
Proceeds from issuance of mandatory convertible preferred stock, net of $43.0 million of issuance costs	—	1,337.4	—
Payment of common stock cash dividend to shareholders	(93.8)	(96.6)	(97.2)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(69.0)	(34.9)	—
All other financing activities	13.0	39.3	13.4
Total financing cash provided by continuing operations	2,802.9	879.1	598.3
Total financing cash provided by discontinued operations	—	—	1.4
Net cash provided by financing activities	2,802.9	879.1	599.7
Effect of exchange rate changes on cash and equivalents	7.1	(40.6)	52.5
Net change in cash and equivalents	26.8	216.3	158.9
Beginning balance of cash and equivalents	$1,178.4	$962.1	$803.2
Ending balance of cash and equivalents	$1,205.2	$1,178.4	$962.1
See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS FOR PRESENTATION
Fortive Corporation (“Fortive” or “the Company”) is a diversified industrial technology growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, product realization, sensing technologies, health, transportation technologies, and franchise distribution. Our businesses design, develop, service, manufacture and market professional and engineered products, software and services for a variety of end markets, building upon leading brand names, innovative technology and significant market positions. Fortive separated from Danaher Corporation (“Danaher”) on July 2, 2016 (the “Separation”).
Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in 50 countries.
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. Our Professional Instrumentation segment consists of our Advanced Instrumentation & Solutions, Sensing Technologies, and Advanced Sterilization Products and Censis businesses.
The Advanced Instrumentation & Solutions businesses provide product realization and field solutions services and products. Our field solutions products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications, online condition-based monitoring equipment; portable gas detection equipment, consumables, and software as a service (SaaS) offerings including safety/user behavior, asset management, environmental, health and safety (EHS) quality management and compliance monitoring; subscription-based technical, analytical, and compliance services to determine occupational and environmental radiation exposure; and software, data analytics and services for critical infrastructure in utility, industrial, energy, construction, facilities management, public safety, mining, EHS, and healthcare applications. Our product realization services and products help developers and engineers across the end-to-end product creation cycle from concepts to finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, and other advanced technologies.
Our Sensing Technologies business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity, and conductivity. Users of these products span a wide variety of industrial and manufacturing markets, including medical equipment, food and beverage, marine, industrial, off-highway vehicles, building automation, and semiconductors.
Our Advanced Sterilization Products (“ASP”) business provides critical sterilization and disinfection solutions, including low-temperature hydrogen peroxide sterilization solutions for temperature-sensitive equipment, to advance infection prevention and patient safety in healthcare facilities. Our Censis business provides subscription-based surgical inventory management systems to healthcare facilities to facilitate inventory management and regulatory compliance.
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
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies subject to the satisfaction of certain conditions, including obtaining final approval from our Board of Directors. The separation will create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses focused on connected workflow solutions that incorporate advanced sensors, instrumentation, software, data and analytics, and (ii) a global industrial company (“Vontier”) consisting of our Transportation Technologies and Franchise Distribution platforms with a focus on growth opportunities in the rapidly evolving transportation and mobility markets. The separation is expected to be structured in a tax-efficient manner and completed in the second half of 2020. All assets, liabilities, revenues and expenses of the businesses comprising Vontier are included in continuing operations in the accompanying consolidated financial statements.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) to our shareholders who elected to exchange shares of our common stock for all issued and outstanding shares of Stevens Holding Company, Inc. (“Stevens”), the entity we incorporated to hold the A&S Business. The split-off was immediately followed by the merger of Stevens with a subsidiary of Altra Industrial Motion Corp. (“Altra”). Our shareholders who participated in the exchange offer tendered approximately 15.8 million shares of our common stock in exchange for 35.0 million shares of Altra. Concurrently with such split-off, we sold directly to Altra the remainder of the assets and liabilities of A&S Business that were not otherwise contributed to Stevens. Accordingly, the A&S Business has been reported as discontinued operations in our Consolidated Statements of Earnings, and the related assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.
The accompanying consolidated financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior year financial information to conform to the current period presentation. Unless otherwise indicated, all amounts in the notes to the consolidated financial statements refer to continuing operations.
The financial statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated results of operations; therefore, net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated Statements of Earnings. Net earnings attributable to noncontrolling interests have been reflected in Selling, general, and administrative expenses and were insignificant in all periods presented.
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
Accounts Receivable and Allowances for Doubtful Accounts—Accounts receivable is reported in the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from our trade accounts, contract and financing receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. We regularly perform detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $64 million, $49 million and $38 million of expense associated with doubtful accounts for the years ended December 31, 2019, 2018, and 2017, respectively.
Included in other assets on the Consolidated Balance Sheets as of December 31, 2019 and 2018 are $278 million and $263 million of net aggregate financing receivables, respectively. Financing receivables are evaluated for impairment collectively in broad groupings that represent homogeneous portfolios based on the underlying nature and risks.
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

Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively. Amortization of capital lease assets is included in depreciation expense as a component of Selling, general, and administrative expenses in the Consolidated Statements of Earnings.
Equity Method Investments—Investments and ownership interests are accounted for under equity method accounting if we have the ability to exercise significant influence, but don’t have a controlling financial interest. We record our interest in the net earnings of our equity method investees within Other non-operating expenses, net in the Consolidated Statements of Earnings. We record our interest in the net earnings of our equity method investments based on the most recently available financial statements of the investees.

The carrying amount of the investment in equity interests is adjusted to reflect our interest in net earnings and dividends received. We review the investments for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Earnings.
Other Assets—Other assets principally include noncurrent financing receivables, contract assets, deferred tax assets, and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of accounts receivable and obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable, and short-term debt approximate fair value. Refer to Note 8 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangible assets are not amortized; however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives and goodwill at least annually for impairment. Refer to Note 3 and Note 7 for additional information about our goodwill and other intangible assets.
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
Service Sales include revenues from extended warranties, post-contract customer support, maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.
For revenue related to a product or service to qualify for recognition, we must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. Further, collection of substantially all consideration for the goods or services transferred must be probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a combination of financial and qualitative factors, including the customer’s financial condition, collateral, debt-servicing ability, past payment experience, and credit bureau information.
Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are considered in determining the transaction price for the contract; these allowances and rebates are reflected as a reduction in the contract transaction price. Significant judgment is exercised in determining product returns, customer allowances, and rebates, and are estimated based on historical experience and known trends.
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
Our principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily record revenue upon shipment as we have transferred control to the customer at that point and our performance obligations are satisfied. We evaluate contracts with delivery terms other than FOB Shipping Point and recognize revenue when we have transferred control and satisfied our performance obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above, or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Shipping and Handling—Shipping and handling costs are included as a component of Cost of sales in the Consolidated Statements of Earnings. Revenue derived from shipping and handling costs billed to customers is included in Sales in the Consolidated Statements of Earnings.
Advertising—Advertising costs are expensed as incurred.
Research and Development—We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use, and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Research and development costs are expensed as incurred.
Restructuring—We periodically initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand, as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. We record the cost of the restructuring activities when the associated liability is incurred. Refer to Note 15 for additional information.
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
Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 17 for additional information on the stock-based compensation plans.
Income Taxes—In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated Statements of Earnings. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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
We recognize tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 14 for additional information.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $5.7 million and $9.4 million for the years ended December 31, 2019 and December 31, 2018, respectively, and losses of $18.8 million for the year ended December 31, 2017 in Other comprehensive income (loss) related to the net investment hedges. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedges during the years ended December 31, 2019, 2018, and 2017.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2017	$(72.6)	$(73.2)		$(145.8)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	136.6	(3.5)		133.1
Income tax impact	—	0.9		0.9
Other comprehensive income (loss) before reclassifications, net of income taxes	136.6	(2.6)		134.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	5.5	(a)	5.5
Income tax impact	—	(1.3)		(1.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	4.2		4.2
Net current period other comprehensive income (loss):	136.6	1.6		138.2
Balance, December 31, 2017	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(127.3)	0.3		(127.0)
Income tax impact	—	(0.2)		(0.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(127.3)	0.1		(127.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.3	(a)	4.3
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.5		3.5
Net current period other comprehensive income (loss)	(127.3)	3.6		(123.7)
Divestiture of A&S Business	34.0	10.7		44.7
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	50.5	(29.8)		20.7
Income tax impact	—	7.3		7.3
Other comprehensive income (loss) before reclassifications, net of income taxes	50.5	(22.5)		28.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	3.1	(a)	3.1
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	2.3		2.3
Net current period other comprehensive income (loss)	50.5	(20.2)		30.3
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12 for additional details) and also includes activity related to the divestiture of the A&S Business.

(b) Includes balances relating to employee defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.

Pension—We measure our pension assets and obligations to determine the funded status as of December 31st each year, and recognize an asset for an overfunded status or a liability for an underfunded status in our Consolidated Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are reported in Other comprehensive income (loss). Refer to Note 12 for additional information on our pension plans including a discussion of actuarial assumptions, our policy for recognizing associated gains and losses, and the method used to estimate service and interest cost components.
New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. This standard was effective for us beginning January 1, 2020. Upon adoption of this standard, we expect to record an adjustment to beginning retained earnings that largely represents expected losses on our trade accounts receivables, financing receivables, and unbilled receivables in contract assets that have not aged to a date that could indicate an incurred loss. We do not expect this standard to have material impacts on our future results of operations.
NOTE 3. ACQUISITIONS
We continually evaluate potential mergers, acquisitions and divestitures that align with our strategy and expedite the evolution of our portfolio of businesses into new and attractive areas. We have completed a number of acquisitions that have been accounted for as purchases of businesses and resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors including the complimentary fit, acceleration of our strategy and synergies the business brings with respect to our existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complimentary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings, or cash flows), and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses.
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
The following describes our acquisition activity for the years ended December 31, 2019, 2018, and 2017.
Completed Acquisitions in 2019
Advanced Sterilization Products
On April 1, 2019 (the “Principal Closing Date”), we acquired the Advanced Sterilization Products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”) for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018, between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly-owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution, and sale of low-temperature terminal sterilization and high-level disinfection products. ASP generated annual revenues of approximately $800 million in 2018.

On the Principal Closing Date, we paid $2.7 billion in cash and obtained the transferred assets and assumed liabilities in 20 countries (“Principal Countries”), general patent and trademark assignments, and all transferred equity interests in ASP. ASP has operations in an additional 39 countries (“Non-Principal Countries”). The transferred assets and liabilities associated with these operations close when requirements of country-specific agreements or regulatory approvals are satisfied.

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of December 31, 2019, we have closed 20 Principal Countries and four Non-Principal Countries that, in aggregate, accounted for approximately 98% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 2% of the preliminary valuation of ASP, or $50 million, which is included as a prepaid asset in Other assets in the Consolidated Balance Sheet. As each Non-Principal Country closes, we will reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at December 31, 2019; the majority of the provisional goodwill is tax deductible.
In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services, and distribution agreements in the Non-Principal Countries that have not been closed. Under the distribution agreements, ASP will sell finished goods to Ethicon at prices agreed by the parties. ASP will recognize these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale.

Revenue and operating loss attributable to ASP for the year ended December 31, 2019 were $525 million and $111 million, respectively, and are included in our Professional Instrumentation segment beginning April 1, 2019. Operating loss includes amortization of intangible assets, acquisition-related fair value adjustments, and post-close transaction and integration costs associated with the Transaction of $230 million during the year ended December 31, 2019. We incurred approximately $86 million of pretax transaction and integration related costs recorded in Selling, general, and administrative expenses during the year ended December 31, 2019 which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. During the year ended December 31, 2018, we incurred $42 million of pretax transaction and integration costs related to the ASP Transaction.
The following table summarizes the provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of December 31, 2019; we did not acquire accounts receivable or accounts payable from Johnson & Johnson ($ in millions):

Advanced Sterilization Products
Inventories	$173.8
Property, plant and equipment	45.7
Goodwill	1,420.3
Other intangible assets, primarily customer relationships, trade names and technology	1,120.0
Other assets and liabilities, net	(73.4)
Total consideration allocated to closed Principal and Non-Principal Countries	2,686.4
Prepaid acquisition asset related to remaining Non-Principal Countries	50.1
Net cash consideration	$2,736.5

Other Acquisitions and Investments
In addition to the acquisition of ASP, during 2019, we acquired four businesses including Intelex Technologies, Pruftechnik, and Censis Technologies, for total consideration of $1.2 billion in cash, net of cash acquired. The businesses acquired complement existing units of our Professional Instrumentation segment. We preliminarily recorded an aggregate of $773 million of goodwill related to these acquisitions. Approximately $21 million of goodwill associated with these acquisitions is tax deductible. Additionally, we made an additional equity investment of $4 million during 2019.
The aggregate annual sales of these businesses in 2018 were approximately $191 million. We incurred approximately $17 million of pretax transaction-related costs recorded in Selling, general, and administrative expenses for the year ended December 31, 2019, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. The revenue and operating loss from these acquisitions included in our results were approximately $76 million and $53 million, respectively, during the year ended December 31, 2019.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2019 for ASP in 2019, and all of the other 2019 acquisitions as a group ($ in millions):

	ASP	Other	Total
Accounts receivable	$—	$46.4	$46.4
Inventories	173.8	16.1	189.9
Property, plant and equipment	45.7	10.7	56.4
Goodwill	1,420.3	772.6	2,192.9
Other intangible assets, primarily customer relationships, trade names and technology	1,120.0	531.8	1,651.8
Other assets and liabilities, net	(73.4)	(170.2)	(243.6)
Prepaid acquisition asset related to Non-Principal Countries	50.1	—	50.1
Net cash consideration	$2,736.5	$1,207.4	$3,943.9

Completed Acquisitions in 2018
Accruent
On September 6, 2018, we acquired Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance, and reducing safety risks. Accruent is headquartered in Austin, Texas, and is included in our Professional Instrumentation Segment. Accruent generated annual revenues of approximately $200 million in 2017. We financed the Accruent Acquisition with available cash and proceeds from our financing activities. We recorded $1.2 billion of goodwill related to the Accruent Acquisition which is not tax deductible.

Gordian
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software, and service, for a total purchase price of $778 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model. Gordian is headquartered in Greenville, South Carolina, and is included in our Professional Instrumentation segment. Gordian generated annual revenues of approximately $110 million in 2017. We financed the Gordian Acquisition with available cash. We recorded $435 million of goodwill related to the Gordian Acquisition which is not tax deductible.
Revenue and operating losses attributable to these acquisitions were $115 million and $51 million for the year ended December 31, 2018, respectively.

Other Acquisitions
In addition to the acquisitions of Accruent and Gordian, during 2018, we acquired two businesses for total consideration of $44 million in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $35 million. We recorded $31 million of goodwill related to these acquisitions.
We recorded certain adjustments during 2019 to the preliminary purchase price allocation of acquisitions that closed during 2018 that resulted in a net increase of $75 million to goodwill.
Completed Acquisitions in 2017
During 2017, we acquired three businesses for total consideration of $1.6 billion in cash, net of cash acquired. The businesses acquired complement existing units of both our segments. The aggregate annual sales of these businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $389 million. We recorded $1.0 billion of goodwill related to these acquisitions.

Acquisitions Summary
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the years ended December 31 ($ in millions):

	2019	2018	2017
Accounts receivable	$46.4	$86.7	$103.7
Inventories	189.9	3.9	37.3
Property, plant and equipment	56.4	7.1	137.1
Goodwill	2,192.9	1,601.2	1,035.2
Other intangible assets, primarily customer relationships, trade names and technology	1,651.8	1,345.8	587.8
Trade accounts payable	—	(9.9)	(18.7)
Other assets and liabilities, net	(243.6)	(219.7)	(289.0)
Previously held investment	—	—	(36.8)
Prepaid acquisition asset related to Non-Principal Countries	50.1	—	—
Net cash consideration	$3,943.9	$2,815.1	$1,556.6

We incurred approximately $102 million of pretax transaction-related costs related to the five acquisitions in 2019, approximately $25 million of pretax transaction-related costs related to the four acquisitions in 2018, and approximately $19 million of pretax transaction-related costs in 2017, which were primarily for banking fees, legal fees, amounts paid to other third-party advisers, and other change in control costs. Transaction-related costs are recorded in Selling, general, and administrative expenses in the Consolidated Statements of Earnings.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2019 and 2018 acquisitions as if they had occurred as of January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2019	2018
Sales	$7,659.9	$7,625.3
Net earnings from continuing operations	$805.0	$898.7
Diluted net earnings per share from continuing operations	$2.37	$2.56

NOTE 4. DISCONTINUED OPERATIONS AND DISPOSITIONS
Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap and Jacobs Vehicle Systems that were previously reported within our Industrial Technologies segment. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 shares of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250 million as part of a non-cash debt-for-debt exchange that reduced outstanding indebtedness of Fortive, which was inclusive of accrued interest and related fees; and (iv) $150 million in cash paid to us by Stevens Holding Company, Inc. as a dividend. We recognized an after-tax gain on the transaction of $1.9 billion.

The accounting requirements for reporting the disposition of the A&S Business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations.

We incurred approximately $77 million of pretax transaction-related costs associated with the divestiture during the year ended December 31, 2018, which was primarily for professional fees. These amounts are recorded in the Gain (loss) on disposition of discontinued operations before income taxes component of Earnings from discontinued operations, net of income taxes.

We are providing certain support services under transition services agreements, and the impact of these services on our consolidated financial statements was immaterial.

The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
Sales	$6.1	$750.5	$900.0
Cost of sales	(6.2)	(438.9)	(522.9)
Selling, general, and administrative expenses	—	(92.3)	(124.5)
Research and development expenses	—	(26.9)	(36.7)
Gain (loss) on disposition of discontinued operations before income taxes	(2.1)	1,909.9	—
Interest expense and other	—	(4.6)	(5.3)
Earnings (loss) before income taxes	(2.2)	2,097.7	210.6
Income taxes	15.7	(102.2)	(50.4)
Earnings from discontinued operations, net of income taxes	$13.5	$1,995.5	$160.2

Interest expense related to the debt retired as part of the debt-for-debt exchange was allocated to discontinued operations for all periods presented.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s accompanying Consolidated Balance Sheets as of December 31 ($ in millions):

	2019	2018
ASSETS
Accounts receivable, net	$—	$4.2
Inventories	—	4.4
Other current assets	3.2	21.4
Total current assets, discontinued operations	3.2	30.0
Total assets, discontinued operations	$3.2	$30.0
LIABILITIES
Current liabilities:
Trade accounts payable	$—	$9.2
Accrued expenses and other current liabilities	—	21.5
Total current liabilities, discontinued operations	—	30.7
Total liabilities, discontinued operations	$—	$30.7

Combination of the Tektronix Video Business with Telestream

On July 20, 2019, we completed the combination of the Tektronix Video test and monitoring equipment business (“Tektronix Video Business”) with Telestream, LLC (the “Combined Business”), a portfolio company of Genstar Capital LLC. We recognized a pretax gain of $41 million upon the combination, and hold a 33% equity stake in the Combined Business. This transaction did not meet the criteria for discontinued operations reporting, and therefore the operating results of the Tektronix Video Business prior to the combination with Telestream are included in continuing operations for all periods presented. At December 31, 2019, the carrying amount of the investment in the Combined Business, included in other assets in the accompanying Consolidated Balance Sheet, was $82 million. For the year ended December 31, 2019, the loss from our equity investment in the Combined Business recorded in Other non-operating expenses, net in the accompanying Consolidated Statements of Earnings was $4 million.

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2019	2018
Finished goods	$285.6	$219.5
Work in process	100.4	103.1
Raw materials	254.3	251.9
Total	$640.3	$574.5

As of December 31, 2019 and 2018, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2019	2018
Land and improvements	$63.4	$63.1
Buildings and leasehold improvements	363.8	343.6
Machinery and equipment	931.0	1,059.2
Gross property, plant and equipment	1,358.2	1,465.9
Less: accumulated depreciation	(838.7)	(889.8)
Property, plant and equipment, net	$519.5	$576.1

No interest was capitalized related to capitalized expenditures in any period.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 3, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. We elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess impairment across a large spectrum of reporting units.
We estimate the fair value of our reporting units primarily using a market approach, based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of our reporting units, in addition to recent market available sale transactions of comparable businesses. In certain circumstances we also evaluate other factors including results of the estimated fair value utilizing a discounted cash flow analysis (i.e., an income approach), market positions of the businesses, comparability of market sales transactions, and financial and operating performance in order to validate the results of the market approach. If the estimated fair value of the reporting unit is less than its carrying value, we will impair the goodwill for the amount of the carrying value in excess of the fair value.
In 2019, we had twelve reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $15 million to approximately $3.8 billion. No goodwill impairment charges were recorded for the years ended December 31, 2019, 2018, and 2017, and no “triggering” events have occurred subsequent to the performance of the 2019 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this standard on September 28, 2019 (the date of our annual goodwill impairment testing)

with no impact to our financial statements for the year ended December 31, 2019. The adoption of this standard will only impact future goodwill impairment calculations, as applicable.
The following is a rollforward of our goodwill by segment ($ in millions):

	Professional Instrumentation	Industrial Technologies	Total
Balance, January 1, 2018	$3,331.0	$1,229.3	$4,560.3
Attributable to 2018 acquisitions	1,571.8	29.4	1,601.2
Foreign currency translation & other	(8.2)	(20.2)	(28.4)
Balance, December 31, 2018	4,894.6	1,238.5	6,133.1
Attributable to adjustments to preliminary purchase price allocations for acquisitions completed in 2018	75.9	(1.2)	74.7
Attributable to 2019 acquisitions	2,192.9	—	2,192.9
Attributable to the Tektronix Video Business Combination	(40.2)	—	(40.2)
Foreign currency translation & other	3.1	35.7	38.8
Balance, December 31, 2019	$7,126.3	$1,273.0	$8,399.3

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,041.4	$(357.0)	$614.0	$(280.8)
Customer relationships and other intangibles	3,206.8	(792.5)	2,204.2	(589.9)
Trademarks and trade names	18.0	(0.2)	—	—
Total finite-lived intangibles	4,266.2	(1,149.7)	2,818.2	(870.7)
Indefinite-lived intangibles:
Trademarks and trade names	728.5	—	528.8	—
Total intangibles	$4,994.7	$(1,149.7)	$3,347.0	$(870.7)

During 2019 we acquired finite-lived intangible assets, consisting primarily of customer relationships and developed technology, with a weighted average life of 11 years. During 2018, we acquired finite-lived intangible assets, consisting primarily of customer relationships and developed technology, with a weighted average life of 12 years. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2019, 2018, and 2017 was $293 million, $135 million and $65 million, respectively. Based on the intangible assets recorded as of December 31, 2019, amortization expense is estimated to be $336 million during 2020, $330 million during 2021, $315 million during 2022, $308 million during 2023, and $306 million during 2024.
NOTE 8. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value for assets and liabilities required to be carried at fair value, and provide for certain disclosures related to the valuation methods used within the valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Deferred compensation liabilities	$—	$29.6	$—	$29.6
December 31, 2018
Deferred compensation liabilities	$—	$20.8	$—	$20.8

Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and other post-retirement benefits accruals included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,500.0	$1,500.0	$455.6	$454.9
Long-term debt, net of current maturities	$4,828.4	$4,992.3	$2,974.7	$2,867.5

As of December 31, 2019 and December 31, 2018, long-term borrowings were categorized as Level 1.
The fair value of the current portion of long-term debt and long-term debt were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing. The fair value of cash and equivalents, accounts receivable, net and trade accounts payable approximates their carrying amount due to the short-term maturities of these instruments.
Refer to Note 12 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2019		2018
	Current	Long-term	Current	Long-term
Compensation and other post-retirement benefits	$264.5	$68.0	$244.5	$60.2
Claims, including self-insurance and litigation	15.2	75.3	10.9	74.4
Pension obligations	4.0	146.6	7.8	117.6
Taxes, income and other	99.0	1,124.7	174.7	728.3
Deferred revenue	410.1	99.2	288.1	92.6
Sales and product allowances	52.2	—	49.8	—
Warranty	77.1	1.9	71.0	1.1
Other	224.7	68.5	152.5	51.7
Total	$1,146.8	$1,584.2	$999.3	$1,125.9

Warranty
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, January 1, 2018	$65.3
Accruals for warranties issued during the year	81.7
Settlements made	(77.2)
Additions due to acquisitions	2.6
Effect of foreign currency translation	(0.3)
Balance, December 31, 2018	$72.1
Accruals for warranties issued during the year	80.3
Settlements made	(75.9)
Additions due to acquisitions	2.0
Effect of foreign currency translation	0.5
Balance, December 31, 2019	$79.0

NOTE 10. LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing, and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842.”
On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The adoption of ASC 842 resulted in an increase in both assets and liabilities of $175 million as of January 1, 2019. These balances are presented in the following three line items on the Consolidated Balance Sheet: (i) operating lease right-of-use assets; (ii) current operating lease liabilities; and (iii) operating lease liabilities. The adoption of ASC 842 had no impact on our retained earnings, consolidated net earnings, or cash flows.

We elected the package of practical expedients for leases that commenced before the effective date of ASC 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Our finance lease and lessor arrangements are immaterial.
We determine if an arrangement is or contains a lease at inception. We have operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. Many leases include optional terms, ranging from options to terminate the lease in less than one year to options to extend the lease for up to 15 years. We include optional periods as part of the lease term when we determine that we are reasonably certain to exercise the renewal option or we will not early terminate the lease. Reasonably certain is based on economic incentives and represents a high threshold.
Operating lease cost was $80 million, $64 million, and $46 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Short-term and variable lease cost, and cost for finance leases were immaterial for the year ended December 31, 2019. During the year ended December 31, 2019, cash paid for operating leases was $65 million and is included in operating cash flows. ROU assets obtained in exchange for operating lease liabilities were $80 million for the year ended December 31, 2019, and of those ROU assets exchanged for operating lease obligations, $31 million were related to operating leases acquired with ASP.
The following table presents the maturities of our operating lease liabilities as of December 31, 2019 ($ in millions):

2020	$57.4
2021	45.8
2022	34.1
2023	22.8
2024	16.2
Thereafter	63.2
Total lease payments	239.5
Less: imputed interest	(25.6)
Total lease liabilities	$213.9

Future minimum lease payments as of December 31, 2018 for operating leases having initial or remaining non-cancelable lease terms in excess of one year under Topic 840 were as follows ($ in millions):

2019	$54.2
2020	41.2
2021	32.4
2022	24.0
2023	13.5
Thereafter	16.1
Total lease payments	$181.4

As of December 31, 2019, the weighted average lease term of our operating leases was 7.1 years and the weighted average discount rate of our operating leases was 3.4%. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2019, we entered into operating leases for which the lease term had not yet commenced. These leases will commence in 2020 with lease terms between 1 and 15 years and fixed payments over the non-cancelable lease terms of $22 million.

NOTE 11. FINANCING
The carrying value of the components of our debt as of December 31 were as follows ($ in millions):

	2019	2018
U.S. dollar-denominated commercial paper	$884.4	$390.1
Euro-denominated commercial paper	264.1	270.1
Delayed-draw term loan due 2019	—	400.0
Delayed-draw term loan due 2020	1,000.0	—
Term loan due 2020	500.0	—
Yen variable interest rate term loan due 2022	127.1	125.7
1.80% senior unsecured notes due 2019	—	55.6
2.35% senior unsecured notes due 2021	748.2	747.0
3.15% senior unsecured notes due 2026	893.0	891.9
4.30% senior unsecured notes due 2046	547.0	546.9
0.875% senior convertible notes due 2022	1,347.3	—
Other	17.3	3.0
Long-term debt	6,328.4	3,430.3
Less: Current portion of long-term debt	1,500.0	455.6
Long-term debt, net of current maturities	$4,828.4	$2,974.7

Unamortized debt discounts, net of premiums and issuance costs of $102 million and $17 million as of December 31, 2019 and December 31, 2018, respectively, have been netted against the aggregate principal amounts of the components of debt table above.
Credit Facilities
Convertible Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were sold in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.
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

Of the $1.4 billion in proceeds received from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24 million were proportionately allocated to debt and equity. We recognized $45 million in interest expense during the year ended December 31, 2019, of which $11 million related to the contractual coupon rate of 0.875% and $7 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102 million and is being amortized over a three-year period. The unamortized discount at December 31, 2019 was $74 million.

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
In connection with this offering of the Convertible Notes, on February 21, 2019, we entered into amendments to our credit facilities to exclude the Guarantees from the limitations on subsidiary indebtedness under our credit facilities.
Term Loan Due 2020
On October 25, 2019, we entered into a credit facility agreement that provides for a 364-day term loan facility (“2020 Term Loan”) in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to the London inter-bank offered rate (“LIBOR”) plus a ratings-based margin currently at 75 basis points. As of December 31, 2019, borrowings under this facility bore an interest rate of 2.49% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to the Revolving Credit Facility as defined below.
On February 26, 2020, we prepaid $250 million of the 2020 Term Loan. The prepayment fees associated with this payment are expected to be immaterial.
Delayed-Draw Term Loan Due 2020
On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“2020 Delayed-Draw Term Loan”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to the LIBOR plus a ratings-based margin currently at 75 basis points. As of December 31, 2019, borrowings under this facility bore an interest rate of 2.49% per annum. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
The original maturity date of the 2020 Delayed-Draw Term Loan was February 28, 2020; however on February 25, 2020, we extended the maturity date to August 28, 2020. The 2020 Delayed-Draw Term Loan remains prepayable at our option.

Delayed-Draw Term Loan Due 2019
On August 22, 2018, we entered into a credit facility agreement that provided for a 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan”) with an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan in order to fund, in part, the Accruent Acquisition. The Delayed-Draw Term Loan bore interest at a variable rate equal to the LIBOR plus a ratings-based margin currently at 75 basis points. During 2019, the annual effective rate was approximately 3.24% per annum. The Delayed-Draw Term Loan was prepayable at our option, and we were not permitted to re-borrow once the term loan was repaid. The terms and conditions, including covenants, applicable to the Delayed-Draw Term Loan were substantially similar to those applicable to the Revolving Credit Facility. On September 26, 2018 and on November 21, 2018, we repaid $400 million and $950 million of this loan, respectively. On February 28, 2019, we prepaid the remaining $400 million outstanding principal and accrued interest under the delayed-draw term loan due 2019. The prepayment fees associated with this prepayment were immaterial.
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that matures on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. The annual effective interest rate was approximately 0.50% per annum as of and for the year ended December 31, 2019. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid.
The terms and conditions, including covenants, applicable to the Yen Term Loan are substantially similar to those applicable to the senior unsecured revolving credit facility established in 2016 (the “Revolving Credit Facility”) as described below.
Revolving Credit Facility
On June 16, 2016, we entered into a five-year $1.5 billion Revolving Credit Facility that expires on June 16, 2021. On November 30, 2018 we entered into an amended and restated agreement (the “Credit Agreement”) extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion. The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $1.0 billion.
Borrowings under the Revolving Credit Facility bear interest at a rate equal (at our option) to either (1) a LIBOR-based rate (the “LIBOR-Based Rate”) plus a margin of between 80.5 and 117.5 basis points, depending on our long-term debt credit rating, or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate, and (c) the LIBOR-Based Rate plus 17.5 basis points, plus in each case a margin that varies according to our long-term debt credit rating. We are obligated to pay an annual facility fee for the Revolving Credit Facility of between 7.0 and 20.0 basis points varying according to our long-term debt credit rating.
The Credit Agreement requires us to maintain a consolidated net leverage ratio of debt to consolidated EBITDA (as defined in the Credit Agreement) of less than 3.50 to 1.00; provided that the maximum consolidated net leverage ratio will be increased to 4.00 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us in which the purchase price exceeds $250 million. The Credit Agreement also requires us to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of at least 3.50 to 1.00 as of the end of any fiscal quarter. The Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities, and affirmative and negative covenants. As of December 31, 2019 and December 31, 2018, we were in compliance with all covenants under the Credit Agreement and had no borrowings outstanding under the Revolving Credit Facility.
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
The details of our Commercial Paper Programs as of December 31, 2019 were as follows ($ in millions):

	Carrying Value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated	$884.4	2.14%	13
Euro-denominated	$264.1	(0.10)%	33

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
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in our credit rating would increase the cost of borrowing under our commercial paper programs and the Credit Agreement, and could limit or preclude our ability to issue commercial paper. If our access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, we would expect to rely on a combination of available cash, operating cash flow, and the Revolving Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Revolving Credit Facility could be higher than the historic cost of commercial paper borrowings.
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2019 as long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Registered Notes
As of December 31, 2019, we had outstanding the following senior notes, collectively the “Registered Notes”:

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
We previously had outstanding $300 million aggregate principal amount of senior notes due June 15, 2019 (the “2019 Notes”) issued at 99.893% of their principal amount and bearing interest at the rate of 1.80% per year. In connection with the debt exchange in the split-off of the A&S Business on October 1, 2018, we retired $244.7 million of these 2019 notes. On June 15, 2019, we repaid the remaining outstanding principal of $55.3 million of the 2019 Notes.
Covenants and Redemption Provisions Applicable to Registered Notes
We may redeem the Registered Notes of the applicable series, in whole or in part, at any time prior to the dates specified in the Registered Notes indenture (the “Call Dates”) by paying the principal amount and the “make-whole” premium specified in the Registered Notes indenture, plus accrued and unpaid interest. Additionally, we may redeem all or any part of the Registered Notes of the applicable series on or after the Call Dates without paying the “make-whole” premium specified in the Registered Notes indenture.

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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2019, we were in compliance with all of our covenants.
Other
We made interest payments of $127 million during 2019, $102 million during 2018, and $87 million during 2017.
There are $1.5 billion of minimum principal payments due under our total long-term debt during 2020. The future minimum principal payments due are presented in the following table:

	Term Loans	Convertible and Registered Notes	Total
2020	$1,500.0	$—	$1,500.0
2021	—	750.0	750.0
2022	127.1	1,437.5	1,564.6
2023	—	—	—
2024	—	—	—
Thereafter	—	1,450.0	1,450.0
Total principal payments (a)	$1,627.1	$3,637.5	$5,264.6

(a) Not included in the table above are discounts, net of premiums and issuance costs associated with the Registered Notes and the Commercial Paper Programs, which totaled $102 million as of December 31, 2019, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2019. In addition, the table above does not include principal balances of $1.1 billion under the Commercial Paper Programs and other financing balances of $17 million.

Shelf Registration Statement
On June 12, 2017, we filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”) that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts, and units that may be issued in the future in one or more offerings. Unless otherwise specified in the corresponding prospectus supplement, we expect to use net proceeds realized from future securities issuances off the Shelf Registration Statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, dividends, and working capital.

NOTE 12. PENSION PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Our U.S. pension plans are frozen, and, as such, there are no ongoing benefit accruals associated with the U.S. pension plans.
The following sets forth the funded status of our plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2019	2018	2019	2018
Change in pension benefit obligation:
Benefit obligation at beginning of year	$30.9	$33.7	$274.3	$300.8
Service cost	—	—	2.3	1.3
Interest cost	1.3	1.2	5.7	5.7
Employee contributions	—	—	0.9	0.2
Benefits paid and other	(1.2)	(1.3)	(8.7)	(9.5)
Plan acquisitions	—	—	25.1	—
Actuarial loss (gain)	4.2	(2.7)	39.3	(7.0)
Amendments, settlements and curtailments	—	—	(0.6)	(3.0)
Foreign exchange rate impact	—	—	1.2	(14.2)
Benefit obligation at end of year	35.2	30.9	339.5	274.3
Change in plan assets:
Fair value of plan assets at beginning of year	23.3	25.8	156.5	172.2
Actual return on plan assets	3.9	(1.2)	20.5	(3.1)
Employer contributions	0.5	—	10.9	9.8
Employee contributions	—	—	0.9	0.2
Amendments and settlements	—	—	(2.7)	(4.4)
Benefits paid and other	(1.2)	(1.3)	(8.7)	(9.5)
Plan acquisitions	—	—	17.8	—
Foreign exchange rate impact	—	—	2.4	(8.7)
Fair value of plan assets at end of year	26.5	23.3	197.6	156.5
Funded status	$(8.7)	$(7.6)	$(141.9)	$(117.8)

The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2019 and 2018 is immaterial.
Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
Discount rate	3.37%	4.40%	1.41%	2.30%
Rate of compensation increase	N/A	N/A	2.47%	2.63%

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$2.3	$1.3	$3.5
Interest cost	1.3	1.2	0.3	5.7	5.7	5.8
Expected return on plan assets	(1.3)	(1.4)	(0.3)	(5.9)	(5.8)	(6.2)
Amortization of net loss	—	—	—	2.9	2.6	3.8
Net curtailment and settlement loss recognized	—	—	—	0.2	1.0	0.9
Net periodic pension cost	$—	$(0.2)	$—	$5.2	$4.8	$7.8

Included in AOCI as of December 31, 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $3 million ($3 million, net of tax) and unrecognized actuarial losses of approximately $97 million ($74 million, net of tax). The unrecognized prior service cost included in AOCI and expected to be recognized in net periodic pension cost during the year ending December 31, 2020 is immaterial. The actuarial losses included in Accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2020 is $4 million ($3 million, net of tax). The unrecognized losses are calculated as the difference between the actuarially determined projected benefit obligation, the value of the plan assets, and the accumulated contributions in excess of net periodic pension cost as of December 31, 2019. No plan assets are expected to be returned to us during the year ending December 31, 2020.
Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2019	2018	2017	2019	2018	2017
Discount rate	4.40%	3.73%	3.83%	2.30%	2.16%	2.12%
Expected return on plan assets	5.75%	5.75%	5.75%	3.50%	3.48%	3.54%
Rate of compensation increase	N/A	N/A	N/A	2.63%	2.39%	3.03%

The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and are subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 1.50% to 6.00% in 2019 and 1.75% to 6.00% in both 2018 and 2017. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
We report all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses, net as a component of Non-operating expenses, net in the accompanying Consolidated Statements of Earnings for all periods presented. Service costs are reported in Cost of sales and Selling, general, and administrative expenses in the accompanying Consolidated Statements of Earnings according to the classification of the participant’s compensation.
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

The fair values of our pension plan assets as of December 31, 2019, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$3.4	$—	$—	$3.4
Equity securities:
Common stock	7.3	—	—	7.3
Preferred stock	1.7	—	—	1.7
Fixed income securities:
Corporate bonds	—	8.5	—	8.5
Government issued	—	2.7	—	2.7
Mutual funds	—	30.7	—	30.7
Insurance contracts	—	1.9	—	1.9
Total	$12.4	$43.8	$—	$56.2
Investments measured at NAV(a):
Mutual funds				155.9
Other private investments				12.0
Total assets at fair value				$224.1

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

Certain mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Common stock, corporate bonds, and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
Certain mutual funds and other private investments are valued using NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. Depending on the nature of the assets, the underlying investments are valued using a combination of either discounted cash flows, earnings and market multiples, third party appraisals, or through reference to the quoted market prices of the underlying investments held by the venture, partnership or private entity where available. In addition, some of these investments have limits on their redemption to monthly, quarterly, semiannually or annually and may require up to 90 days prior written notice. Valuation adjustments reflect changes in operating results, financial condition or prospects of the applicable portfolio company.
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
Expected Contributions
During 2019, we contributed $11 million to our non-U.S. defined benefit pension plans. During 2020, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $10 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2020	$1.5	$11.4	$12.9
2021	1.5	11.9	13.4
2022	1.6	13.2	14.8
2023	1.7	12.2	13.9
2024	1.8	12.8	14.6
2025-2029	9.5	66.4	75.9

Defined Contribution Plans
We administer and maintain 401(k) programs and contributions to the 401(k) programs are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) programs totaling $63 million in 2019, $53 million in 2018, and $45 million in 2017.
NOTE 13. SALES
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy under ASC Topic 605, Revenue Recognition. We recorded an immaterial transition adjustment to opening retained earnings as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to sales as a result of applying Topic 606 was immaterial for the year ended December 31, 2018.
Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $79 million as of December 31, 2019 and $32 million as of December 31, 2018.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of December 31, 2019, we had $147 million in net revenue-related contract assets primarily related to certain software contracts recorded in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheet. Our revenue-related contract assets at December 31, 2018 were $144 million, the majority of which were recorded in Property, plant and equipment, net in the Consolidated Balance Sheet. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our contract-related assets were immaterial during both the years ended December 31, 2019 and December 31, 2018.

Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to post contract support (“PCS”) and extended warranty sales, where in most cases we receive up-front payment and recognize revenue over the support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the Consolidated Balance Sheets.
Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2019	2018
Deferred revenue - current	$410.1	$288.1
Deferred revenue - noncurrent	99.2	92.6
Total contract liabilities	$509.3	$380.7

Acquisitions that closed in 2019 added $92 million of additional contract liabilities as of December 31, 2019. In the year ended December 31, 2019, we recognized $226 million of revenue related to our contract liabilities at January 1, 2019. The change in our contract liabilities from December 31, 2018 to December 31, 2019 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software contracts, with expected delivery dates to customers greater than one year from December 31, 2019, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments as of December 31, 2019 is as follows ($ in millions):

2019
Professional Instrumentation	$136.1
Industrial Technologies	419.1
Total remaining performance obligations	$555.2

The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 70 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and services, geographic location, major product group, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the year ended December 31, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$6,396.9	$3,792.8	$2,604.1
Sales of services	923.1	635.0	288.1
Total	$7,320.0	$4,427.8	$2,892.2

Geographic:
United States	$4,206.5	$2,354.9	$1,851.6
China	592.0	487.3	104.7
All other (each country individually less than 5% of total sales)	2,521.5	1,585.6	935.9
Total	$7,320.0	$4,427.8	$2,892.2

Major Products Group:
Professional tools and equipment	$5,014.7	$2,880.8	$2,133.9
Industrial automation, controls and sensors	484.1	370.5	113.6
Franchise distribution	637.9	—	637.9
Medical technologies	934.2	927.4	6.8
All other	249.1	249.1	—
Total	$7,320.0	$4,427.8	$2,892.2

End markets:
Direct sales:
Retail fueling (a)	$1,903.6	$—	$1,903.6
Industrial & Manufacturing	448.1	390.8	57.3
Vehicle repair (a)	574.7	—	574.7
Utilities & Power	199.6	199.6	—
Medical (a)	934.2	927.4	6.8
Other	1,586.9	1,312.5	274.4
Total direct sales	5,647.1	2,830.3	2,816.8
Distributors(a)	1,672.9	1,597.5	75.4
Total	$7,320.0	$4,427.8	$2,892.2

(a) Retail fueling, Vehicle repair, and Medical include sales to these end markets made through third-party distributors. Total distributor sales for the year ended December 31, 2019 was $3,158.4 million.

Disaggregation of revenue for the year ended December 31, 2018 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$5,755.0	$3,215.2	$2,539.8
Sales of services	697.7	439.9	257.8
Total	$6,452.7	$3,655.1	$2,797.6

Geographic:
United States	$3,539.6	$1,829.6	$1,710.0
China	569.0	459.5	109.5
All other (each country individually less than 5% of total sales)	2,344.1	1,366.0	978.1
Total	$6,452.7	$3,655.1	$2,797.6

Major Products Group:
Professional tools and equipment	$4,690.7	$2,663.1	$2,027.6
Industrial automation, controls and sensors	504.0	381.4	122.6
Franchise distribution	640.0	—	640.0
Medical technologies (c)	393.7	386.3	7.4
All other	224.3	224.3	—
Total	$6,452.7	$3,655.1	$2,797.6

End markets:
Direct sales:
Retail fueling (a)	$1,777.5	$—	$1,777.5
Industrial & Manufacturing	445.1	384.5	60.6
Vehicle repair (a)	581.5	—	581.5
Utilities & Power	172.3	171.0	1.3
Medical (b)	393.7	386.3	7.4
Other	1,379.3	1,074.9	304.4
Total direct sales	4,749.4	2,016.7	2,732.7
Distributors(a)	1,703.3	1,638.4	64.9
Total	$6,452.7	$3,655.1	$2,797.6

(a) Retail fueling and Vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the year ended December 31, 2018 was $3,136.8 million.
(b) Sales were previously disclosed in Other.
(c) Sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors, and All other.

Disaggregation of revenue for the year ended December 31, 2017 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products	$5,173.3	$2,813.2	$2,360.1
Sales of services	582.8	325.9	256.9
Total	$5,756.1	$3,139.1	$2,617.0

Geographic:
United States	$3,148.7	$1,486.0	$1,662.7
China	498.4	416.7	81.7
All other (each country individually less than 5% of total sales)	2,109.0	1,236.4	872.6
Total	$5,756.1	$3,139.1	$2,617.0

Major Products Group:
Professional tools and equipment	$4,211.3	$2,338.7	$1,872.6
Industrial automation, controls and sensors	481.5	368.3	113.2
Franchise distribution	626.2	—	626.2
Medical technologies (c)	233.9	228.9	5.0
All other	203.2	203.2	—
Total	$5,756.1	$3,139.1	$2,617.0

End markets:
Direct sales:
Retail fueling (a)	$1,637.8	$—	$1,637.8
Industrial & Manufacturing	314.9	265.8	49.1
Vehicle repair (a)	569.3	—	569.3
Utilities & Power	228.2	227.3	0.9
Medical (b)	233.9	228.9	5.0
Other	1,261.3	965.3	296.0
Total direct sales	4,245.4	1,687.3	2,558.1
Distributors (a)	1,510.7	1,451.8	58.9
Total	$5,756.1	$3,139.1	$2,617.0

(a) Retail fueling and Vehicle repair include sales to these end markets made through third-party distributors. Total distributor sales for the year ended December 31, 2017 was $2,877.8 million.
(b) Sales were previously disclosed in Other
(c) Sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors, and All other

NOTE 14. INCOME TAXES
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The U.S. Government continues to issue significant amounts of TCJA guidance and we expect that to continue for the foreseeable future. The Company is actively monitoring the impact of new Treasury Regulations. Any future adjustments resulting from retrospective guidance issued after December 31, 2019 will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.

During 2018, the Company made the election on the 2017 Federal Income Tax Return to pay the one-time TCJA Transition Tax liability over an eight-year period without interest, as allowed by TCJA. The IRS has issued guidance that requires offset of 2017 and 2018 tax return refunds against the long-term liability subject to the eight-year payment election.

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
Earnings and Income Taxes
Earnings before income taxes for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
United States	$572.4	$687.7	$679.6
International	302.1	390.7	394.0
Total	$874.5	$1,078.4	$1,073.6

The provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
Current:
Federal U.S.	$38.9	$48.3	$170.0
Non-U.S.	84.6	96.3	69.8
State and local	11.7	7.8	10.5
Deferred:
Federal U.S.	43.0	27.3	(62.0)
Non-U.S.	(21.1)	(19.6)	(1.7)
State and local	(8.0)	—	2.7
Income tax provision	$149.1	$160.1	$189.3

Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	(0.3)%	1.0%	0.7%
Foreign income taxed at different rates than U.S. statutory rate	(0.7)%	0.8%	(5.3)%
U.S. federal permanent differences related to the TCJA	(6.2)%	(4.8)%	(2.9)%
Compensation related	(1.0)%	(1.5)%	(1.7)%
Other	0.5%	(0.5)%	(1.6)%
Effective income tax rate before adjustments related to the 2017 TCJA provisional estimates	13.3%	16.0%	24.2%

Deferred tax revaluation	—%	(1.3)%	(19.2)%
Transition tax	—%	0.1%	12.6%
Vontier transaction tax costs	3.7%	—%	—%
Total Vontier transaction tax costs and adjustments to 2017 TCJA provisional estimates	3.7%	(1.2)%	(6.6)%
Effective income tax rate after adjustments related to the Vontier transaction tax costs and 2017 TCJA provisional estimates	17.0%	14.8%	17.6%

Our effective tax rate for 2019 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, and earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, offset by tax costs related to transactions completed in 2019 in anticipation of our separation into two independent, publicly traded companies.
Our effective tax rate for 2018 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are taxed at rates lower than the U.S. federal statutory rate, and the effect of adjustments to the provision estimates recorded in 2017 related to the TCJA as permitted under the SEC Staff Accounting Bulletin No. 118 (“SAB 118”) issued on December 22, 2017.
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
SAB 118 provides guidance on the financial statement implications of the TCJA. Pursuant to SAB 118, the Company recorded cumulatively $83 million of net favorable adjustments, which is made up of net favorable adjustments of $13 million and $70 million recorded during the years ended December 31, 2018 and 2017, respectively. The 2018 effective tax rate included the true-up to the 2017 provisional estimates as a discrete adjustment. The 2017 provisional estimates for the one-time TCJA Transition Tax resulted in additional tax expense of $1 million and $135 million during the years ended December 31, 2018 and 2017, respectively. The provisional estimated tax benefit for the deferred tax revaluation resulted in additional tax benefit of $14 million and $205 million during the years ended December 31, 2018 and 2017, respectively.
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
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2019. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We made income tax payments of $145 million, $89 million, and $196 million during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2019	2018
Deferred Tax Assets:
Allowance for doubtful accounts	$16.7	$17.4
Operating lease liabilities	44.4	—
Inventories	16.6	17.9
Pension benefits	30.3	27.3
Environmental and regulatory compliance	10.4	10.1
Other accruals and prepayments	35.2	50.5
Deferred service income	15.1	7.1
Warranty services	16.0	19.7
Stock-based compensation expense	27.8	14.2
Tax credit and loss carryforwards	171.4	131.4
Valuation allowances	(58.4)	(40.3)
Total deferred tax assets	$325.5	$255.3
Deferred Tax Liabilities:
Property, plant and equipment	$(47.3)	$(11.7)
Operating lease right-of-use assets	(43.7)	—
Insurance, including self-insurance	(200.5)	(155.2)
Goodwill and other intangibles	(722.0)	(597.1)
Other	(26.7)	(14.7)
Total deferred tax liabilities	(1,040.2)	(778.7)
Net deferred tax liability	$(714.7)	$(523.4)

In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected in our Consolidated Statements of Earnings. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
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
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $659 million and $559 million inclusive of valuation allowances of $22 million and $13 million as of December 31, 2019 and December 31, 2018, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $56 million and net deferred tax assets of $36 million, inclusive of valuation allowances of $36 million and $27 million, as of December 31, 2019 and December 31, 2018, respectively. Our valuation allowance increased by $18 million and by $14 million during the years ended December 31, 2019 and December 31, 2018, respectively, due primarily to foreign net operating losses in both years and state operating losses in 2019.
As of December 31, 2019, our U.S. and non-U.S. net operating loss carryforwards totaled $886 million, of which $225 million is related to federal net operating loss carryforwards, $347 million is related to state net operating loss carryforwards, and $314 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2019 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $130 million, before applicable valuation allowances of $42 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2020 through 2037. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2019, our U.S. and non-U.S. tax credit carryforwards totaled $41 million, which is primarily related to U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2020 through 2037. As of December 31, 2019, we maintain a $13 million valuation allowance related to certain tax credit carryforwards from the Separation.
Unrecognized Tax Benefits
We recognize tax benefits from uncertain tax positions only if, in our assessment, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.
As of December 31, 2019, gross unrecognized tax benefits for continuing and discontinued operations were $215 million ($231 million total, including $23 million associated with interest and penalties, and net of the impact of $7 million of indirect tax benefits). As of December 31, 2018, gross unrecognized tax benefits for continuing and discontinued operations were $133 million ($144 million total, including $16 million associated with interest and penalties, and net of the impact of $5 million of indirect tax benefits). We recognized approximately $8 million and $4 million in potential interest and penalties associated with uncertain tax positions during 2019 and 2018, respectively. This amount was not significant during 2017. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2019	2018	2017
Unrecognized tax benefits, beginning of year	$133.4	$59.0	$28.6
Additions based on tax positions related to the current year	17.8	40.8	25.3
Additions for tax positions of prior years	79.7	39.0	7.8
Reductions for tax positions of prior years	(13.0)	(3.8)	(1.9)
Lapse of statute of limitations	(2.3)	(3.5)	(3.3)
Settlements	(0.3)	(6.4)	(0.6)
Effect of foreign currency translation	(0.4)	(0.9)	1.9
Separation related adjustments (a)	—	9.2	1.2
Unrecognized tax benefits, end of year	$214.9	$133.4	$59.0

(a) Unrecognized tax benefit reserves increased by $9 million and $1 million during the year ended December 31, 2018 and December 31, 2017, respectively, due primarily to unrecognized tax benefits from pre-Separation periods.

Repatriation and Unremitted Earnings
The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018. Foreign cumulative earnings remain subject to foreign remittance taxes. As a result of the TCJA, during 2018, we repatriated an estimated $275 million subject to no foreign remittance taxes. The remittance excluded foreign earnings: 1) required as working capital for local operating needs, 2) subject to local law restrictions, 3) subject to high foreign remittance tax costs, 4) previously invested in physical assets or acquisitions, or 5) intended for future acquisitions/growth. For most of our foreign operations, we make an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
The TCJA imposed a final U.S. tax on cumulative earnings from our foreign operations that we have previously made an assertion regarding the amount of such earnings intended for indefinite reinvestment. As of December 31, 2019, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $2.4 billion.
NOTE 15. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
Employee severance related	$53.0	$5.0	$13.8
Facility exit and other related	3.6	0.9	2.5
Impairment charges	—	1.1	2.3
Total restructuring and other related charges	$56.6	$7.0	$18.6

Substantially all restructuring activities initiated in 2019 were completed by December 31, 2019. We expect substantially all cash payments associated with remaining termination benefits recorded in 2019 will be paid during 2020 and all planned restructuring activities related to the 2018 and 2017 plans have been completed. Impairment charges relate to certain intangible assets.
The nature of our restructuring and related activities initiated in 2019, 2018, and 2017 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost-efficient manner, and taking into consideration broad economic uncertainties.
Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2019	2018	2017
Professional Instrumentation	$47.8	$4.5	$12.8
Industrial Technologies	8.8	2.5	5.8
Total	$56.6	$7.0	$18.6

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2019 and 2018 restructuring actions ($ in millions):

	Balance as of January 1, 2018	Costs Incurred	Paid/ Settled	Balance as of December 31, 2018	Costs Incurred	Paid/ Settled	Balance as of December 31, 2019
Employee severance and related	$9.5	$5.0	$(9.6)	$4.9	$53.0	$(21.0)	$36.9
Facility exit and other related	0.8	2.0	(2.3)	0.5	3.6	(3.7)	0.4
Total	$10.3	$7.0	$(11.9)	$5.4	$56.6	$(24.7)	$37.3

The restructuring and other related charges incurred during 2019 were substantially all cash charges. The restructuring and other related charges incurred during 2018 included cash charges of $6 million and $1 million of noncash charges. The restructuring and other related charges incurred during 2017 included cash charges of $16 million and $2 million of noncash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2019	2018	2017
Cost of sales	$15.8	$2.0	$2.0
Selling, general, and administrative expenses	40.8	5.0	16.6
Total	$56.6	$7.0	$18.6

NOTE 16. LITIGATION AND CONTINGENCIES
We are, from time to time, subject to a variety of litigation and other proceedings incidental to our business, including lawsuits involving claims for damages arising out of the use of our products, software and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our financial position, results of operations or cash flows.
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
In accordance with accounting guidance, we record a liability in our consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, we do not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves we have established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings. Refer to Note 9 for information about the amount of our accruals for self-insurance and litigation liability.
In addition, our operations, products, and services are subject to environmental laws and regulations in various jurisdictions, which impose limitations on the discharge of pollutants into the environment and establish standards for the generation, use, treatment, storage, and disposal of hazardous and non-hazardous wastes. A number of our operations involve the handling, manufacturing, use, or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings, or competitive position, and we do not anticipate material capital expenditures for environmental control facilities.
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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2019, we had a reserve of $13 million included in Accrued expenses and Other liabilities in the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
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
As of December 31, 2019 and 2018, we had approximately $121 million and $138 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
NOTE 17. STOCK BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance-based restricted stock awards (“RSAs”), and performance stock awards (“PSAs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 40 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2019, approximately 20 million shares of our common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as conversion awards in connection with the Separation from Danaher were priced to maintain the economic value before and after the Separation.
RSUs and RSAs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over five years, although certain employees may be awarded RSUs with different time-based vesting criteria, and RSAs granted to members of our senior management are also subject to performance-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. However, the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board of Directors (the “Board”). Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding. RSAs granted under the Stock Plan have all of the same dividend, voting, and other rights corresponding to all other common stock, provided, however, that the dividends payable on the RSAs will accrue and be delivered at the time of delivery of the shares upon vesting of the RSA.
During 2019, 2018, and 2017 PSAs and PSUs were granted under the Stock Plan. These awards vest based on our total shareholder return ranking relative to the S&P 500 Index.
Stock awards generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options, vesting of RSUs and PSUs, and issuances of RSAs and PSAs, we generally issue shares authorized but previously unissued, although we may instead issue treasury shares; provided, however, that, either type of issuance would equally reduce the number of shares available under our Stock Plan.
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
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of our shares sufficient to fund statutory minimum tax withholding requirements have been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2019, approximately 193 thousand shares of Fortive common stock with an aggregate value of approximately $15 million, were withheld to satisfy this requirement. The tax withholding is treated as a reduction in Additional paid-in capital in the accompanying Consolidated Statement of Changes in Equity.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general, and administrative expenses in the accompanying Consolidated Statements of Earnings. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2019	2018	2017
Stock Awards:
Pretax compensation expense	$39.5	$30.5	$26.9
Income tax benefit	(7.5)	(6.3)	(8.7)
Stock Award expense, net of income taxes	32.0	24.2	18.2
Stock options:
Pretax compensation expense	21.9	20.3	17.3
Income tax benefit	(3.3)	(4.2)	(5.7)
Stock option expense, net of income taxes	18.6	16.1	11.6
Total stock-based compensation:
Pretax compensation expense	61.4	50.8	44.2
Income tax benefit	(10.8)	(10.5)	(14.4)
Total stock-based compensation expense, net of income taxes	$50.6	$40.3	$29.8
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the accompanying consolidated financial statements. During the years ended December 31, 2019, 2018, and 2017 we realized an Excess Tax Benefit of $13 million, $17 million, and $17 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2019. This compensation cost is expected to be recognized over a weighted average period of approximately three years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$61.2
Stock options	55.4
Total unrecognized compensation cost	$116.6

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2019	2018	2017
Risk-free interest rate	1.43% - 2.6%	2.71% - 2.96%	1.9% - 2.26%
Volatility (a)	19.9%	18.8%	20.9%
Dividend yield (b)	0.4%	0.4%	0.5%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0
Weighted average fair value at date of grant	$19.38	$18.67	$13.43

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

(b) The dividend yield is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by Fortive’s closing stock price on the grant date.

The following summarizes option activity under the Stock Plan for the years ended December 31, 2019, 2018, and 2017 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	9.4	$33.23
Granted	1.7	58.07
Exercised	(1.0)	24.77
Canceled/forfeited	(0.4)	45.12
Outstanding as of December 31, 2017	9.7	38.09
Granted	1.7	76.67
Exercised	(1.4)	28.99
Canceled/forfeited	(0.3)	54.13
Outstanding as of December 31, 2018	9.7	46.25
Granted	2.2	79.61
Exercised	(1.2)	33.84
Canceled/forfeited	(0.5)	66.16
Outstanding as of December 31, 2019	10.2	$53.64	6.2	$242.0
Vested and expected to vest as of December 31, 2019 (a)	10.0	$53.12	6.1	$240.5
Vested as of December 31, 2019	4.8	$38.14	4.2	$184.5

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
Options outstanding as of December 31, 2019 are summarized below (in millions; except price per share and number of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$18.21 - $26.10	1.3	$23.27	1	1.3	$23.27
$26.11 - $40.12	1.5	34.45	4	1.5	34.45
$40.13 - $45.64	2.1	42.69	6	1.2	42.74
$45.65 - $54.12	0.4	49.83	7	0.2	50.06
$54.13 - $76.05	2.0	63.23	8	0.4	61.74
$76.06 - $86.03	2.9	79.47	9	0.2	76.97
Total shares	10.2			4.8

The following summarizes aggregate intrinsic value and cash receipts related to stock option exercise activity under the Stock Plans for the years ended December 31 ($ in millions):

	2019	2018	2017
Aggregate intrinsic value of stock options exercised	$52.5	$68.7	$42.3
Cash receipts from stock options exercised	$40.0	$39.3	$26.0

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2019, 2018, and 2017 (in millions; except price per share):

	Number of Stock Awards (a)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2017	2.1	$39.20
Granted	0.5	57.79
Vested	(0.6)	35.96
Forfeited	(0.1)	43.94
Unvested as of December 31, 2017	1.9	45.92
Granted	0.6	77.78
Vested	(0.6)	41.28
Forfeited	(0.1)	53.23
Unvested as of December 31, 2018	1.8	57.63
Granted	0.9	80.44
Vested	(0.5)	48.90
Forfeited	(0.2)	66.64
Unvested as of December 31, 2019	2.0	69.37

(a) For the year ended December 31, 2017, the table excludes the stock award activity for employees of the A&S Business that was divested on October 1, 2018.

NOTE 18. CAPITAL STOCK AND EARNINGS PER SHARE
Common Stock
Under our amended and restated certificate of incorporation, as of July 1, 2016, our authorized capital stock consists of 2.0 billion common shares with a par value of $0.01 per share and 15 million preferred shares with a par value of $0.01 per share.
Each share of our common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Our Board is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of the Company through certain types of takeover practices.

We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2019:
First quarter	$0.07	$23.4
Second quarter	0.07	23.4
Third quarter	0.07	23.5
Fourth quarter	0.07	23.5
Total	$0.28	$93.8

2018:
First quarter	$0.07	$24.3
Second quarter	0.07	24.4
Third quarter	0.07	24.5
Fourth quarter	0.07	23.4
Total	$0.28	$96.6

The sum of the components of total dividends paid may not equal the total amount due to rounding.

Aggregate cash payments for the dividends paid to shareholders are recorded as dividends to shareholders in our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows.
On January 28, 2020 we declared a regular quarterly cash dividend of $0.07 per share payable on March 27, 2020 to common stockholders of record on February 28, 2020.
Mandatory Convertible Preferred Stock
On June 29, 2018, we issued 1,380,000 shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received net $1.34 billion in proceeds from the issuance of the MCPS, excluding $43 million of issuance costs. We used the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital, and capital expenditures.
In connection with the split-off of the A&S Business, on September 26, 2018, we triggered an anti-dilution adjustment pursuant to the terms of the MCPS, and after giving affect to this adjustment, each then outstanding share of MCPS will convert automatically on July 1, 2021 (“Mandatory Conversion Date”) into between 10.9041 and 13.3575 common shares, subject to further anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period beginning on the 22nd scheduled trading day preceding the Mandatory Conversion Date. At any time prior to July 1, 2021, holders may elect to convert each share of the MCPS into shares of common stock at the rate of 10.9041, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, as adjusted, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock in January, April, July, and October of each year, commencing on October 1, 2018 and ending on July 1, 2021. Dividends that are declared will be payable on the dividend payment dates to holders of record on the immediately preceding March 15, June 15, September 15, and December 15 (each a “record date”), whether or not such holders convert their shares, or such shares are automatically converted, after the corresponding record date.
Dividends on our MCPS are payable on a cumulative basis when, as, and if declared by our Board, at an annual rate of 5.0% of the liquidation preference of $1,000 per share (equivalent to $50.00 annually per share).

We declared and paid cash dividends on our MCPS during the periods presented as follows:

	Dividend Per Preferred Share	Amount ($ in millions)
2019:
First quarter	$12.50	$17.3
Second quarter	12.50	17.2
Third quarter	12.50	17.3
Fourth quarter	12.50	17.2
Total	$50.00	$69.0

2018:
Third quarter	$12.78	$17.6
Fourth quarter	12.50	17.3
Total	$25.28	$34.9

On January 28, 2020 we declared a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2020 to preferred stockholders of record on March 15, 2020.
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
For the year ended December 31, 2019, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 3.0 million shares. For the years ended December 31, 2018 and 2017, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial. The impact of our MCPS calculated under the if-converted method were anti-dilutive, and as such, 18.3 million and 18.4 million shares were excluded from the dilutive EPS calculation for the years ended December 31, 2019 and December 31, 2018, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Numerator
Net earnings from continuing operations	$725.4	$918.3	$884.3
Mandatory convertible preferred stock cumulative dividends	(69.0)	(34.9)	—
Net earnings attributable to common stockholders from continuing operations	$656.4	$883.4	$884.3

Denominator
Weighted average common shares outstanding used in basic earnings per share	335.8	345.5	347.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	4.2	5.2	5.1
Weighted average common shares outstanding used in diluted earnings per share	340.0	350.7	352.6

Net earnings from continuing operations per common share - Basic	$1.95	$2.56	$2.54
Net earnings from continuing operations per common share - Diluted	$1.93	$2.52	$2.51

NOTE 19. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding other income/expense, interest, and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the combined totals. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance.
Segment results are shown below ($ in millions):

	Year Ended December 31
	2019	2018	2017
Sales:
Professional Instrumentation	$4,427.8	$3,655.1	$3,139.1
Industrial Technologies	2,892.2	2,797.6	2,617.0
Total	$7,320.0	$6,452.7	$5,756.1

Operating Profit:
Professional Instrumentation	$547.9	$744.6	$712.9
Industrial Technologies	553.9	525.6	503.6
Other	(97.7)	(91.8)	(73.5)
Total	$1,004.1	$1,178.4	$1,143.0

Segment assets:
Professional Instrumentation	$13,005.5	$8,592.6	$5,588.1
Industrial Technologies	2,950.2	3,011.2	2,902.7
Total segment assets	15,955.7	11,603.8	8,490.8
Other	1,480.1	1,271.8	1,138.8
Assets of Discontinued Operations	3.2	30.0	871.0
Total assets	$17,439.0	$12,905.6	$10,500.6

Depreciation and amortization:
Professional Instrumentation	$337.5	$168.7	$82.0
Industrial Technologies	87.0	88.7	70.3
Other	1.7	3.4	6.0
Total	$426.2	$260.8	$158.3

Capital expenditures, gross:
Professional Instrumentation	$65.0	$58.4	$37.0
Industrial Technologies	40.7	44.8	71.8
Other	6.8	9.1	2.3
Total	$112.5	$112.3	$111.1

Operations in Geographic Areas:

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales:
United States	$4,206.5	$3,539.6	$3,148.7
China	592.0	569.0	498.4
All other (each country individually less than 5% of total sales)	2,521.5	2,344.1	2,109.0
Total	$7,320.0	$6,452.7	$5,756.1

Property, plant and equipment, net
United States	$414.8	$464.9	$483.0
All other (each country individually less than 5% of total property, plant and equipment, net)	104.7	111.2	127.4
Total	$519.5	$576.1	$610.4

NOTE 20. RELATED-PARTY TRANSACTIONS WITH DANAHER
Our transactions with Danaher are considered related party transactions. In connection with the Separation, we entered into the Agreements with Danaher, which governed the Separation and provided a framework for the relationship between the parties going forward. Refer to Note 14 for additional discussion of the tax matters agreement.
Following the Separation, we continue to enter into arms-length revenue arrangements in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. We recorded sales of approximately $12 million, $16 million, and $16 million to Danaher and its subsidiaries during the years ended December 31, 2019, 2018,and 2017, respectively. Purchases from Danaher and its subsidiaries were approximately $13 million, $14 million, and $13 million during the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 21. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019:
Sales	$1,592.9	$1,864.7	$1,860.0	$2,002.4
Gross profit	812.7	904.0	927.7	1,035.9
Operating profit	217.3	249.5	242.1	295.2
Earnings from continuing operations, net of income taxes	164.0	175.3	207.3	178.8
Earnings (loss) from discontinued operations, net of income taxes	0.4	(0.7)	(0.2)	14.0
Net earnings	$164.4	$174.6	$207.1	$192.8
Earnings per common share - basic:
Continuing operations	$0.44	$0.47	$0.57	$0.48
Discontinued operations	—	—	—	0.04
Total earnings per common share - basic	$0.44	$0.47	$0.56	$0.52
Earnings per common share - diluted:
Continuing operations	$0.43	$0.47	$0.56	$0.48
Discontinued operations	—	—	—	0.04
Total earnings per common share - diluted	$0.43	$0.46	$0.56	$0.52

2018:
Sales	$1,492.2	$1,601.8	$1,601.2	$1,757.5
Gross profit	766.3	830.8	825.9	898.3
Operating profit	277.9	324.4	281.6	294.5
Earnings from continuing operations, net of income taxes	214.0	250.2	214.0	240.1
Earnings from discontinued operations, net of income taxes	47.2	44.8	31.3	1,872.2
Net earnings	$261.2	$295.0	$245.3	$2,112.3
Earnings per common share - basic:
Continuing operations	$0.61	$0.72	$0.56	$0.67
Discontinued operations	0.14	0.13	0.09	5.60
Total earnings per common share - basic	$0.75	$0.84	$0.65	$6.26
Earnings per common share - diluted:
Continuing operations	$0.61	$0.70	$0.55	$0.66
Discontinued operations	0.13	0.13	0.09	5.52
Total earnings per common share - diluted	$0.74	$0.83	$0.64	$6.17

The sum of net earnings per share amount may not add due to rounding.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2019 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisitions of the Advanced Sterilization Products business (“ASP”) on April 1, 2019, Intelex Technologies on June 27, 2019, Pruftechnik on July 5, 2019, and Censis Technologies on October 31, 2019, collectively the “Acquired Businesses.” The Company has not yet fully incorporated the internal controls and procedures of the Acquired Businesses into the Company’s internal control over financial reporting, and as such, management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of and for the year ended December 31, 2019. The Acquired Businesses constituted less than 25% of the Company’s total assets as of December 31, 2019 and less than 10% of the Company’s total revenues for the year ended December 31, 2019.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors, Corporate Governance, and Delinquent Section 16(a) Reports in the Proxy Statement for our 2020 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, and Director Compensation in the Proxy Statement for our 2020 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Fortive Common Stock by Directors, Officers and Principal Shareholders, and Equity Compensation Plan Information in the Proxy Statement for our 2020 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2020 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2020 annual meeting.

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

2.5	Stock and Asset Purchase Agreement, dated as of June 6, 2018 and executed on September 20, 2018, between Ethicon and the Company	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on September 21, 2018 (Commission File Number: 1-37654)

3.1	Amended and Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

3.2	Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018 (Commission File Number: 1-37654)

3.3	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018 (Commission File Number: 1-37654)

4.3	Indenture, dated as of February 22, 2019, among Fortive Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

4.4	Description of Securities

10.1
Amended and Restated Credit Agreement, dated as of November 30, 2018, among Fortive Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 3, 2018 (Commission File Number 1-37654)

10.2	Credit Agreement, dated as of August 22, 2018, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on August 22, 2018 (Commission File Number: 1-37654)

10.3	Amendment No. 1 to Term Loan Credit Agreement, dated as of February 21, 2019, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

10.4
Amendment No. 1 to Revolving Credit Agreement, dated as of February 21, 2019, among Fortive Corporation, Bank of America N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

10.5	Term Loan Credit Agreement, dated as of March 1, 2019, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on March 4, 2019 (Commission File Number: 1-37654)

10.6	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Appendix B to Fortive Corporation’s Proxy Statement on Schedule 14A filed on April 16, 2018 (Commission File Number 1-37654)

10.7	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.8 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.9	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.10	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.11	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.12	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.13	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.14	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.15	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.16	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.17	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.18	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.19	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019 (Commission File Number: 1-37654)

10.20	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.21	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.22	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.23	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Barbara Hulit*	Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-37654)

10.24	Offer of Employment Letter, dated November 11, 2015 between TGA Employment Services LLC and Patrick Murphy*	Incorporated by reference from Exhibit 10.8 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.25	Offer of Employment Letter, dated November 11, 2015 between TGA Employment Services LLC and William W. Pringle*	Incorporated by reference from Exhibit 10.25 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654

10.26	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*	Incorporated by reference from Exhibit 10.31 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)
Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Earnings for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 and (vi) Notes to Consolidated Financial Statements.

The registrant agrees to furnish to the Commission supplementally upon request a copy of (i) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and (ii) schedules or similar attachments omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION

Date: February 27, 2020	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 27, 2020
Alan G. Spoon
Chairman of the Board

/s/ FEROZ DEWAN	February 27, 2020
Feroz Dewan
Director

/s/ JAMES A. LICO	February 27, 2020
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 27, 2020
Kate D. Mitchell
Director

/s/ MITCHELL P. RALES	February 27, 2020
Mitchell P. Rales
Director

/s/ STEVEN M. RALES	February 27, 2020
Steven M. Rales
Director

Name, Title and Signature	Date

/s/ JEANNINE P. SARGENT	February 27, 2020
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 27, 2020
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 27, 2020
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2019:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$78.5	$63.7	$(0.3)	$1.5	$(61.3)	$82.1

Year Ended December 31, 2018:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$66.5	$48.5	$(0.8)	$2.5	$(38.2)	$78.5

Year Ended December 31, 2017:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$80.7	$37.5	$1.0	$2.1	$(54.8)	$66.5

(a) Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b) Amounts are related to businesses acquired.