Form 10-Q
period 2020-03-27
Fortive Corp
filed 2020-04-30
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 23, 2020 was 336,856,117.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	March 27, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,040.5	$1,205.2
Accounts receivable, net	1,317.6	1,384.5
Inventories:
Finished goods	282.7	285.6
Work in process	103.1	100.4
Raw materials	264.6	254.3
Inventories	650.4	640.3
Prepaid expenses and other current assets	433.8	455.6
Current assets, discontinued operations	3.3	3.2
Total current assets	3,445.6	3,688.8
Property, plant and equipment, net of accumulated depreciation of $843.2 and $838.7 at March 27, 2020 and December 31, 2019, respectively	520.0	519.5
Operating lease right-of-use assets	200.0	206.8
Other assets	744.0	779.6
Goodwill	8,271.1	8,399.3
Other intangible assets, net	3,751.0	3,845.0
Total assets	$16,931.7	$17,439.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$250.0	$1,500.0
Trade accounts payable	745.4	765.5
Current operating lease liabilities	53.3	54.9
Accrued expenses and other current liabilities	1,072.4	1,146.8
Total current liabilities	2,121.1	3,467.2
Operating lease liabilities	154.5	159.0
Other long-term liabilities	1,576.7	1,584.2
Long-term debt	5,826.1	4,828.4
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at March 27, 2020 and December 31, 2019	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 337.7 and 336.9 million issued; 336.8 and 336.0 million outstanding at March 27, 2020 and December 31, 2019, respectively	3.4	3.4
Additional paid-in capital	3,333.7	3,311.1
Retained earnings	4,098.6	4,128.8
Accumulated other comprehensive income (loss)	(193.6)	(56.3)
Total Fortive stockholders’ equity	7,242.1	7,387.0
Noncontrolling interests	11.2	13.2
Total stockholders’ equity	7,253.3	7,400.2
Total liabilities and equity	$16,931.7	$17,439.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 27, 2020	March 29, 2019
Sales of products and software	$1,487.8	$1,405.1
Sales of services	225.7	187.8
Total sales	1,713.5	1,592.9
Cost of product and software sales	(692.5)	(647.9)
Cost of service sales	(145.2)	(132.3)
Total cost of sales	(837.7)	(780.2)
Gross profit	875.8	812.7
Operating costs:
Selling, general and administrative expenses	(557.2)	(486.4)
Research and development expenses	(113.7)	(109.0)
Impairment of goodwill	(85.3)	—
Operating profit	119.6	217.3
Non-operating expenses, net:
Interest expense, net	(43.6)	(25.3)
Other non-operating expenses, net	(4.6)	0.4
Earnings from continuing operations before income taxes	71.4	192.4
Income taxes	(29.1)	(28.4)
Net earnings from continuing operations	42.3	164.0
Earnings (loss) from discontinued operations, net of income taxes	(0.4)	0.4
Net earnings	41.9	164.4
Mandatory convertible preferred dividends	(17.3)	(17.3)
Net earnings attributable to common stockholders	$24.6	$147.1

Net earnings per common share from continuing operations:
Basic	$0.07	$0.44
Diluted	$0.07	$0.43
Net earnings per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net earnings per share:
Basic	$0.07	$0.44
Diluted	$0.07	$0.43
Average common stock and common equivalent shares outstanding:
Basic	336.8	335.1
Diluted	340.0	339.5

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net earnings	$41.9	$164.4
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(136.3)	16.7
Pension adjustments	(1.0)	0.5
Total other comprehensive income (loss), net of income taxes	(137.3)	17.2
Comprehensive income (loss)	$(95.4)	$181.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	336.0	$3.4	1.4	$—	$3,311.1	$4,128.8	$(56.3)	$13.2
Adoption of accounting standard	—	—	—	—	—	(31.3)	—	—
Balance, January 1, 2020	336.0	$3.4	1.4	$—	$3,311.1	$4,097.5	$(56.3)	$13.2
Net earnings for the period	—	—	—	—	—	41.9	—	—
Dividends to common shareholders	—	—	—	—	—	(23.5)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(137.3)	—
Common stock-based award activity	0.8	—	—	—	22.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(2.0)
Balance, March 27, 2020	336.8	$3.4	1.4	$—	$3,333.7	$4,098.6	$(193.6)	$11.2

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	164.4	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	17.2	—
Common stock-based award activity	0.5	—	—	—	13.9	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4		—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(5.4)
Balance, March 29, 2019	335.0	$3.4	1.4	$—	$3,240.3	$3,676.4	$(69.4)	$12.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 27, 2020	March 29, 2019
Cash flows from operating activities:
Net earnings from continuing operations	$42.3	$164.0
Noncash items:
Depreciation	32.1	29.7
Amortization	85.5	52.2
Stock-based compensation expense	16.1	12.9
Impairment of goodwill	85.3	—
Change in trade accounts receivable, net	22.8	49.9
Change in inventories	(16.6)	(33.3)
Change in trade accounts payable	(6.7)	(40.6)
Change in prepaid expenses and other assets	30.2	(60.4)
Change in accrued expenses and other liabilities	(99.6)	(13.2)
Total operating cash provided by continuing operations	191.4	161.2
Total operating cash used in discontinued operations	(0.4)	(5.0)
Net cash provided by operating activities	191.0	156.2
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(33.8)	(24.0)
Cash paid for acquisitions, net of cash received	(10.6)	—
All other investing activities	0.2	—
Net cash used in investing activities	(44.2)	(24.0)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(382.8)	443.8
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $1 million and $24 million in 2020 and 2019, respectively	373.8	2,417.8
Repayment of borrowings (maturities greater than 90 days)	(250.0)	(402.9)
Payment of common stock cash dividend to shareholders	(23.5)	(23.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(17.3)
All other financing activities	(0.7)	(6.8)
Net cash (used in) provided by financing activities	(283.2)	2,411.2
Effect of exchange rate changes on cash and equivalents	(28.3)	7.1
Net change in cash and equivalents	(164.7)	2,550.5
Beginning balance of cash and equivalents	1,205.2	1,178.4
Ending balance of cash and equivalents	$1,040.5	$3,728.9
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, product realization, sensing technologies, health, transportation technologies, and franchise distribution. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technology, and significant market positions.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2019 and the footnotes (“Notes”) thereto included within our 2019 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of March 27, 2020 and December 31, 2019, our results of operations for the three months ended March 27, 2020 and March 29, 2019, and cash flows for the three months ended March 27, 2020 and March 29, 2019.
Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Reclassification of certain prior year amounts have been made to conform to current year presentation.
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies, subject to the satisfaction of certain conditions. The separation will create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses focused on connected workflow solutions that incorporate advanced sensors, instrumentation, software, data, and analytics, and (ii) a global industrial company (“Vontier”) consisting of our Transportation Technologies and Franchise Distribution platforms with a focus on growth opportunities in the rapidly evolving transportation and mobility markets. The proposed separation is expected to be structured in a tax-efficient manner. The timing and structure of the separation will depend, in part, on the state of the capital market environment over time as affected by the future evolution of the COVID-19 pandemic and its impact on the global economy. All assets, liabilities, revenues, and expenses of the businesses comprising Vontier are included in continuing operations in the accompanying consolidated condensed financial statements.

On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (the “A&S Business”) and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Earnings, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. The impact of discontinued operations in our consolidated condensed financial statements was immaterial for both periods presented, and therefore, discussion within these notes to the consolidated condensed financial statements relates to continuing operations.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $0.9 million and $7.2 million for the three months ended March 27, 2020 and March 29, 2019, respectively, in other comprehensive income related to the net investment hedges. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three-month periods ended March 27, 2020 and March 29, 2019.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended March 27, 2020:
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(136.3)	—		(136.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	(1.2)	(a)	(1.2)
Income tax impact	—	0.2		0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(1.0)		(1.0)
Net current period other comprehensive income (loss), net of income taxes	(136.3)	(1.0)		(137.3)
Balance, March 27, 2020	$(115.1)	$(78.5)		$(193.6)

For the Three Months Ended March 29, 2019:
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	16.7	—		16.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.7	(a)	0.7
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	16.7	0.5		17.2
Balance, March 29, 2019	$(12.6)	$(56.8)		$(69.4)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.

Recently Adopted Accounting Standard—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including financing, trade accounts, and unbilled receivables. On January 1, 2020, we adopted

ASU 2016-13 and recognized in our Consolidated Condensed Balance Sheet as of January 1, 2020 an increase in the allowance for trade accounts, unbilled, and financing receivables of $40.0 million, with a corresponding net of tax adjustment to beginning retained earnings of $31.3 million.
Results for reporting periods beginning January 1, 2020 reflect the adoption of ASU 2016-13, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices.

Prior to the adoption of ASU 2016-13 on January 1, 2020, we recognized an allowance for incurred losses when they were probable based on many quantitative and qualitative factors, including delinquency. After the adoption of ASU 2016-13, we measure our allowance to reflect expected credit losses over the remaining contractual life of the asset. We pool assets with similar risk characteristics for this measurement based on attributes that may include asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectibility over the remaining contractual life of the pooled assets, including:
•duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.
Expected credit losses of the assets originated during the quarter ended March 27, 2020, as well as changes to expected losses during the same period, are recognized in earnings for the period ended March 27, 2020.

As a result of the adoption of ASU 2016-13, we have updated our significant accounting policy related to unbilled, trade accounts, and financing receivables and allowances for credit losses as of March 27, 2020 from what was previously disclosed in our audited financial statements for the year ended December 31, 2019 as follows:

All trade accounts, financing, and unbilled receivables are reported in the accompanying Consolidated Condensed Balance Sheet adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled, trade accounts, and financing receivable portfolios over the life of the underlying assets. Determination of the allowances requires management to exercise judgment about the severity of credit losses, which includes judgments regarding the risk profile of each underlying receivable and expectations regarding the impact of current and future economic conditions on the creditworthiness of its customers. We regularly perform detailed reviews of our portfolios to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, payment experience, credit bureau information, and economic conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances.

Recent deterioration in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts, financing, and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the first quarter ended March 27, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the first quarter ended March 27, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts, unbilled, and financing receivables as of March 27, 2020 ($ in millions):

Balance, December 31, 2019	$82.1
Transition Adjustment	40.0
Provision	12.0
Write-offs	(13.2)
FX and Other	(5.1)
Balance, March 27, 2020	$115.8

NOTE 2. ACQUISITIONS
For a description of our material acquisition activity refer to Note 3 of our 2019 Annual Report on Form 10-K.
We continually evaluate potential mergers, acquisitions, and divestitures that align with our strategy and expedite the evolution of our portfolio of businesses into new and attractive areas. We have completed a number of acquisitions that have been accounted for as purchases and resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors including the complimentary fit, acceleration of our strategy and synergies the business brings with respect to our existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complimentary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings or cash flows), and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses.
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
During the three months ended March 27, 2020, we recorded adjustments to the preliminary purchase price allocation of acquisitions that closed during 2019 that resulted in a net increase to goodwill of $13.2 million, prior to foreign currency translation impacts.
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

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of March 27, 2020, we have closed 20 Principal Countries and six Non-Principal Countries that, in aggregate, accounted for approximately 99% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 1% of the preliminary valuation of ASP, or $31.1 million, which is included as a prepaid asset in Other assets in the Condensed Consolidated Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at March 27, 2020, and the majority of the provisional goodwill is tax deductible.

In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services, and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of March 27, 2020, no further services are being provided under the transition services agreement in the U.S., Canada, Mexico, Australia, and New Zealand.
The following table summarizes the provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of March 27, 2020, prior to foreign currency impacts; we did not acquire accounts receivable or accounts payable from Johnson & Johnson:

Advanced Sterilization Products
Inventories	$176.4
Property, plant and equipment	47.5
Goodwill	1,437.2
Other intangible assets, primarily customer relationships, trade names and technology	1,123.5
Other assets and liabilities, net	(79.7)
Total consideration allocated to Principal Countries and closed Non-Principal Countries	2,704.9
Prepaid acquisition asset related to remaining Non-Principal Countries	31.1
Net cash consideration	$2,736.0
Revenue and operating loss attributable to ASP for the three months ended March 27, 2020 were $159 million and $26 million, respectively, and are included in our Professional Instrumentation segment. Operating loss includes a combined $52 million of amortization of intangible assets, acquisition-related fair value adjustments, and post-close transaction and integration costs associated with the Transaction of for the three months ended March 27, 2020.
Post-close transaction and integration costs associated with the Transaction were approximately $20 million and are recorded in selling, general, and administrative expenses for the three months ended March 27, 2020, and were primarily amounts paid to third-party advisers.
NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Professional Instrumentation (a)	Industrial Technologies (a)	Total Goodwill
Balance, December 31, 2019	$7,242.6	$1,156.7	$8,399.3
Acquisitions	13.2	—	13.2
Impairment charge	—	(85.3)	(85.3)
Foreign currency translation and other	(26.9)	(29.2)	(56.1)
Balance, March 27, 2020	$7,228.9	$1,042.2	$8,271.1
(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

We test goodwill for impairment annually in the fourth quarter of each year and may review goodwill in interim periods if certain events occur or circumstances change. Based on our most annual impairment assessment, we concluded that the goodwill for our twelve reporting units was not impaired as of December 31, 2019.
The results of our fourth quarter 2019 goodwill impairment testing indicated the excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) of our Telematics reporting unit was approximately 5%, and as such, management continued to monitor the performance of Telematics during the first quarter of 2020. In connection with management’s updated forecast for the Telematics reporting unit that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, we performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020.
We estimated the fair value of the Telematics reporting unit by considering an income approach, using the discounted cash flow method. The income approach was based on projected future (debt-free) cash flows that were discounted to present value and assumed a terminal growth value. The discount rate was based on the reporting unit’s weighted average cost of capital, taking into account market participant assumptions. Management’s revenue and profitability forecasts used in the valuation considered recent and historical performance of the reporting unit, strategic initiatives, industry trends, and the current and future expectations of the macroeconomic environment. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of this reporting unit.

Key assumptions developed by management and used in the quantitative analysis included the following:

•Near-term revenue declines in 2020 with later-term improvements over the projection period;
•Improved profitability over the projection period, trending consistent with revenues; and
•Market-based discount rates.
We did not consider the market approach in our fair value calculation given the near term uncertainty in the market data and forecasts of the guideline companies upon which the approach relies.
As a result of the interim impairment testing performed, we concluded that the estimated fair value of our Telematics reporting unit was less than our carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three months ended March 27, 2020 to reduce the carrying value of goodwill to $235.9 million. The charge is included in the operating results of our Industrial Technologies segment.
The impairment testing of goodwill utilized significant unobservable inputs (Level 3 in the fair value hierarchy) to determine the estimated fair value. The factors used in our impairment analysis are inherently subject to uncertainty, particularly in light of the recent deterioration in overall global economic conditions and capital markets due to COVID-19. While we believe we made reasonable estimates and assumptions to calculate the fair value of the Telematics reporting unit, alternative interpretations of the qualitative inputs considered may have resulted in different conclusions regarding the size of the impairment, and it is possible our conclusions could change in future periods.

The results of our 2019 impairment testing indicated our eleven other reporting units had fair values that were significantly in excess of their carrying values. We evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for each reporting unit, and determined no triggering events had occurred. There can be no assurance the estimates and assumptions used in our goodwill impairment testing performed in the first quarter of 2020 will prove to be accurate predictions of the future. Specifically, variations in our assumptions related to business performance and execution of planned growth strategies and the discount rate could impact future conclusions. A future impairment charge for goodwill could have a material effect on our consolidated financial position and results of operations.
NOTE 4. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation.

•Level 3 inputs are unobservable inputs based on our assumptions. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 27, 2020
Deferred compensation liabilities	$—	$27.3	$—	$27.3
December 31, 2019
Deferred compensation liabilities	$—	$29.6	$—	$29.6
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets.
On March 27, 2020, we evaluated our Telematics reporting unit for impairment and recorded an impairment of goodwill of $85.3 million to adjust the carrying value of the reporting unit to the estimated fair value. Refer to Note 3 for additional information regarding the inputs and methodology used to estimate the fair value.
We evaluated our other non-financial assets as of March 27, 2020 and determined no impairment was necessary.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	March 27, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$250.0	$250.0	$1,500.0	$1,500.0
Long-term debt, net of current maturities	$5,826.1	$5,755.9	$4,828.4	$4,992.3
As of March 27, 2020 and December 31, 2019, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 5. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	March 27, 2020	December 31, 2019
U.S. dollar-denominated commercial paper	$501.2	$884.4
Euro-denominated commercial paper	262.4	264.1
Delayed-draw term loan due 2020	1,000.0	1,000.0
Term Loan due 2020	250.0	500.0
Term Loan due 2021	373.9	—
Yen variable interest rate term loan due 2022	127.8	127.1
2.35% senior unsecured notes due 2021	748.6	748.2
3.15% senior unsecured notes due 2026	893.3	893.0
4.30% senior unsecured notes due 2046	547.0	547.0
0.875% senior convertible notes due 2022	1,357.7	1,347.3
Other	14.2	17.3
Long-term debt	6,076.1	6,328.4
Less: current portion of long-term debt	250.0	1,500.0
Long-term debt, net of current maturities	$5,826.1	$4,828.4
Aggregate unamortized debt discounts, premiums and issuance costs of $93 million and $102 million as of March 27, 2020 and December 31, 2019, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 10 of our 2019 Annual Report on Form 10-K for further details of our debt financing.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to recent volatility and disruption in the commercial paper market, we have temporarily reduced our reliance on this source of funding, and consequently refinanced approximately $365 million and $420 million of our outstanding commercial paper during the three months ended March 27, 2020 and in April 2020, respectively, largely with a 364 day delayed-draw term loan, as detailed in the 2021 Term Loan section below. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 27, 2020, no borrowings were outstanding under the Revolving Credit Facility.
Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on March 27, 2020.
In addition, on April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, with $250 million in principal amount outstanding as of March 27, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of March 27, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $375 million in principal amount outstanding as of March 27, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of March 27, 2020 as follows:

•For any four fiscal quarters ending in the periods noted below (each an “Adjusted Four Quarters”) that end prior to the maturity date of the applicable facility, the maximum permitted consolidated net leverage ratio of consolidated net funded indebtedness to consolidated EBITDA was increased from 3.50 to 1.00 to, (i) with respect to the four fiscal quarters ending June 26, 2020, September 25, 2020, December 31, 2020, or April 2, 2021, 4.75 to 1.00, (ii) with respect to the four fiscal quarters ending July 2, 2021, 4.5 to 1.0, (iii) with respect to the four fiscal quarters ending October 1, 2021, 4.25 to 1.0 and (iv) with respect to the four fiscal quarters ending December 31, 2021, 3.75 to 1.0; provided however, that for any four fiscal quarters that are not an Adjusted Four Quarters, the maximum permitted consolidated net leverage ratio remains at 3.5 to 1.0, as may be increased to 4.0 to 1.0 following a material acquisition (the “Unadjusted Maximum Ratio”).

•The maturity date for the 2020 Delayed-Draw Term Loan was extended from August 28, 2020 to May 30, 2021.

•From April 24, 2020 to December 31, 2021, the minimum London inter-bank offered rate (“LIBOR”) for each of the facilities will increase from 0% to 0.25%, and the minimum base rate for each of the facilities will increase from 1.00% to 1.25%. In addition, with respect to the Revolving Credit Facility and for any Adjusted Four Quarters in which the consolidated net leverage ratio is greater than the Unadjusted Maximum Ratio, the applicable margin (as determined based on our long-term debt credit rating) for any LIBOR rate loans will increase from a range of 80.5 and 117.5 basis points to a range of 118.0 and 155.0 basis points and for any base rate loans from a range of 0.0 and 17.5 basis points to a range of 18.0 and 55.0 basis points. Furthermore, with respect to the 2020 Delayed-Draw Term Loan, the applicable margin (as determined based on our long-term debt credit rating) for any LIBOR rate loans will increase from a range of 75.0 and 97.5 basis points to a range of 155.0 and 180.0 basis points and for any base rate loans from 0.0 to a range of 55.0 and 80.0 basis points.

•From April 24, 2020 to December 31, 2021, the maximum principal amount of secured indebtedness, other than certain types of secured indebtedness expressly permitted under each credit agreement, is decreased from 15% of our consolidated net assets (when added together with indebtedness incurred or guaranteed by any of our subsidiaries) to 11.25% of our consolidated net assets (when added together with indebtedness incurred or guaranteed by any of our subsidiaries).
In connection with the Amendments, we incurred approximately $6.5 million of fees.
Convertible Senior Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were issued in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The Convertible Notes bear interest at a rate of 0.875% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The Convertible Notes mature on February 15, 2022, unless earlier repurchased or converted in accordance with their terms prior to such date.

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 9.3777 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $106.64 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a premium of approximately 32.5% to the $80.48 per share closing price of our common stock on February 19, 2019. Upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at Fortive’s election. Our current intention is to settle such conversions through cash up to the principal amount of the converted Convertible Notes and through shares of our common stock for conversion value, if any, in excess of the principal amount of the converted Convertible Notes.

Of the $1.4 billion in principal amount from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $13.4 million in interest expense during the three months ended March 27, 2020, of which $3.1 million related to the contractual coupon rate of 0.875% and $1.9 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at March 27, 2020 was $65.7 million.

Prior to November 15, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Convertible Notes.
2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. As of March 27, 2020, borrowings under this facility bore an interest rate of 1.55% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.

On February 26, 2020, we prepaid $250 million of the 2020 Term Loan. The prepayment fees associated with this payment were immaterial.
2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of March 27, 2020 and prior to the Amendments noted above, borrowings under this facility bore an interest rate of 1.52% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021 and therefore, have classified the outstanding amount as long-term debt in our Consolidated Condensed Balance Sheet as of March 27, 2020. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.
2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2.0 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper other than as described below. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of March 27, 2020, borrowings under this facility bore an interest rate of 2.51% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.

We classified our borrowings outstanding under the 2021 Term Loan as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of March 27, 2020, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As our short-term credit facilities and commercial paper obligations mature, we may issue additional short-term commercial paper and other short-term debt to refinance all or part of these borrowings.
Commercial Paper
The details of our Commercial Paper Programs as of March 27, 2020 are as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$501.2	2.67%	37
Euro-denominated commercial paper	$262.4	(0.11)%	34
We classified our borrowings outstanding under the Commercial Paper Programs as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
NOTE 6. SALES
We derive revenues primarily from the sale of Professional Instrumentation and Industrial Technologies products and software and services. Revenue is recognized when control of promised products and software or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products and software or services.
Sales of products and software includes revenues from the sale of products and equipment, software as a service product offerings, and equipment rentals.
Sales of services includes revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.

Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $76 million as of March 27, 2020 and $79 million as of December 31, 2019.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of March 27, 2020 and December 31, 2019, we had $119 million and $147 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Condensed Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial during the three months ended March 27, 2020.
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
Our contract liabilities consisted of the following ($ in millions):

	March 27, 2020	December 31, 2019
Deferred revenue - current	$423.5	$410.1
Deferred revenue - noncurrent	95.1	99.2
Total contract liabilities	$518.6	$509.3
During the three months ended March 27, 2020, we recognized $126 million of revenue related to our contract liabilities at December 31, 2019. The change in our contract liabilities from December 31, 2019 to March 27, 2020 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from March 27, 2020, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

March 27, 2020
Professional Instrumentation	$145.2
Industrial Technologies	379.4
Total remaining performance obligations	$524.6
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 70 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended March 27, 2020 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products and software	$1,487.8	$940.5	$547.3
Sales of services	225.7	163.9	61.8
Total	$1,713.5	$1,104.4	$609.1

Geographic:
United States	$1,019.8	$594.9	$424.9
China	127.5	119.0	8.5
All other (each country individually less than 5% of total sales)	566.2	390.5	175.7
Total	$1,713.5	$1,104.4	$609.1

Major Products Group:
Professional tools and equipment	$1,107.3	$658.6	$448.7
Industrial automation, controls and sensors	109.6	109.6	—
Franchise distribution	160.4	—	160.4
Medical technologies	280.0	280.0	—
All other	56.2	56.2	—
Total	$1,713.5	$1,104.4	$609.1

End markets:
Direct sales:
Retail fueling (a)	$396.5	$—	$396.5
Industrial & Manufacturing	109.0	109.0	—
Vehicle repair (a)	143.2	—	143.2
Utilities & Power	43.9	43.9	—
Medical (a)	280.0	280.0	—
Other	355.8	290.8	65.0
Total direct sales	1,328.4	723.7	604.7
Distributors(a)	385.1	380.7	4.4
Total	$1,713.5	$1,104.4	$609.1

(a) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended March 27, 2020 was $739.0 million.

Disaggregation of revenue for the three months ended March 29, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation (a)	Industrial Technologies (a)
Sales:
Sales of products and software	$1,405.1	$856.2	$548.9
Sales of services	187.8	121.5	66.3
Total	$1,592.9	$977.7	$615.2

Geographic:
United States	$887.6	$496.1	$391.5
China	150.0	131.2	18.8
All other (each country individually less than 5% of total sales)	555.3	350.4	204.9
Total	$1,592.9	$977.7	$615.2

Major Products Group:
Professional tools and equipment	$1,151.8	$705.6	$446.2
Industrial automation, controls and sensors	120.1	120.1	—
Franchise distribution	169.0	—	169.0
Medical technologies (d)	99.0	99.0	—
All other	53.0	53.0	—
Total	$1,592.9	$977.7	$615.2

End markets:
Direct sales:
Retail fueling (c)	$388.2	$—	$388.2
Industrial & Manufacturing	109.6	109.6	—
Vehicle repair (c)	153.8	—	153.8
Utilities & Power	49.6	49.6	—
Medical (c) (b)	99.0	99.0	—
Other	377.7	309.9	67.8
Total direct sales	1,177.9	568.1	609.8
Distributors(c)	415.0	409.6	5.4
Total	$1,592.9	$977.7	$615.2

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

(b) Sales were previously disclosed in Other.
(c) Retail fueling, vehicle repair and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three months ended March 29, 2019 was $745.2 million.

(d) Sales were previously disclosed in Professional tools and equipment, Industrial automation, controls and sensors, and All other.

NOTE 7. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 12 of our 2019 Annual Report on Form 10-K.
The following sets forth the components of our net periodic costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
U.S. Pension Benefits:
Interest cost	$0.3	$0.4
Expected return on plan assets	(0.3)	(0.3)
Amortization of net loss	0.1	—
Net periodic pension cost	$0.1	$0.1

Non-U.S. Pension Benefits:
Service cost	$1.1	$0.3
Interest cost	1.0	1.4
Expected return on plan assets	(1.4)	(1.4)
Amortization of net loss	1.1	0.7
Amortization of prior service cost	0.1	—
Net periodic pension cost	$1.9	$1.0

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
Employer Contributions
During 2020, our cash contribution requirements for our non-U.S. and U.S. defined benefit plans are expected to be approximately $10.7 million and $0.8 million, respectively. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. In response to the COVID-19 pandemic, certain countries have enacted or proposed legislation to enable employers to defer minimum contributions to qualified defined benefit plans during all or part of 2020. We are actively assessing the available reliefs and will continue to monitor and utilize relevant legislative reliefs as we deem prudent. This may reduce our cash contribution requirements under our defined benefit plans in 2020.
NOTE 8. INCOME TAXES

Our effective tax rate for the three months ended March 27, 2020 was 40.8% as compared to 14.8% for the three months ended March 29, 2019. The year-over-year increase was due primarily to a non-deductible goodwill impairment and tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States. These factors were partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

Our effective tax rate for 2020 and 2019 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and current year earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. Specific to 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a non-deductible goodwill impairment and the tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States.

On March 27, 2020, the US federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020, however we have not identified material impacts to the quarterly provision as of March 27, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of March 27, 2020, approximately 17 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2019 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Stock Awards:
Pretax compensation expense	$10.1	$7.8
Income tax benefit	(1.9)	(1.7)
Stock Award expense, net of income taxes	8.2	6.1
Stock options:
Pretax compensation expense	6.0	5.1
Income tax benefit	(0.8)	(1.1)
Stock option expense, net of income taxes	5.2	4.0
Total stock-based compensation:
Pretax compensation expense	16.1	12.9
Income tax benefit	(2.7)	(2.8)
Total stock-based compensation expense, net of income taxes	$13.4	$10.1
On February 20, 2020 the Board of Directors granted 2.3 million stock options and 0.8 million stock awards at market value to employees.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of March 27, 2020. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$88.3
Stock options	115.9
Total unrecognized compensation cost	$204.2

NOTE 10. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively in our 2019 Annual Report on Form 10-K.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2019	$79.0
Accruals for warranties issued during the period	15.9
Settlements made	(16.2)
Effect of foreign currency translation	(0.6)
Balance, March 27, 2020	$78.1

Leases
For the three months ended March 27, 2020 and March 29, 2019, operating lease cost was $21 million and $18 million, respectively. During the three-month periods ended March 27, 2020 and March 29, 2019, cash paid for operating leases included in operating cash flows was $19 million and $16 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $7 million during the three months ended March 27, 2020 and immaterial during the three months ended March 29, 2019.
As of March 27, 2020, we had entered into operating leases for which the lease had not yet commenced. These operating leases will commence in 2020 with lease terms between 2 and 15 years and have aggregate fixed payments of the non-cancelable lease terms of $23 million.
NOTE 11. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 5.7 million anti-dilutive options excluded from the diluted EPS calculation for the three months ended March 27, 2020 and 1.7 million anti-dilutive options excluded from the diluted EPS calculation for the three months ended March 29, 2019.
As described in Note 5, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three months ended March 27, 2020 and March 29, 2019.
The impact of our Mandatory Convertible Preferred Stock (“MCPS”) calculated under the if-converted method was anti-dilutive for both the three month periods ended March 27, 2020 and March 29, 2019, and 18.4 million and 16.7 million shares were excluded from the diluted EPS calculation for each respective period.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 27, 2020	March 29, 2019
Numerator
Net earnings from continuing operations	$42.3	$164.0
Mandatory convertible preferred stock cumulative dividends	(17.3)	(17.3)
Net earnings attributable to common stockholders from continuing operations	$25.0	$146.7

Denominator
Weighted average common shares outstanding used in basic earnings per share	336.8	335.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.2	4.4
Weighted average common shares outstanding used in diluted earnings per share	340.0	339.5

Net earnings from continuing operations per common share - Basic	$0.07	$0.44
Net earnings from continuing operations per common share - Diluted	$0.07	$0.43
We declared and paid cash dividends per common share for both periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2019, while the MCPS dividend in the first quarter of 2020 was declared and accrued as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2020:
First quarter	$0.07	$23.5	$12.50	$17.3

2019:
First quarter	$0.07	$23.4	$12.50	$17.3

The first quarter 2020 MCPS dividends were paid on April 1, 2020.

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

	Three Months Ended
	March 27, 2020	March 29, 2019
Sales: (a)
Professional Instrumentation	$1,104.4	$977.7
Industrial Technologies	609.1	615.2
Total	$1,713.5	$1,592.9
Operating Profit: (a)
Professional Instrumentation	$144.5	$142.7
Industrial Technologies	(1.5)	98.8
Other	(23.4)	(24.2)
Total Operating Profit	119.6	217.3
Interest expense, net	(43.6)	(25.3)
Other non-operating expenses, net	(4.6)	0.4
Earnings from continuing operations before income taxes	$71.4	$192.4

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. Our well-known brands hold leading positions in field solutions, product realization, sensing technologies, health, transportation technologies, and franchise distribution. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technology, and significant market positions.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated and combined financial statements included in our 2019 Annual Report on Form 10-K. Our MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:
•The duration and severity of the COVID-19 pandemic and its effect on our global operations and the operations of our customers, suppliers, and vendors.
•Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
•Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
•Our growth could suffer if the markets into which we sell our products, software and services decline, do not grow as anticipated or experience cyclicality.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
•Changes in industry standards and governmental regulations may reduce demand for our products or services or increase our expenses.
•Trade relations between China and the United States could have a material adverse effect on our business and financial statements.
•Any inability to consummate acquisitions at our anticipated rate and at appropriate prices could negatively impact our growth rate and stock price.
•Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
•Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
•Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.
•Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial statements.
•Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.
•International economic, political, legal, compliance and business factors could negatively affect our financial statements.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
•Foreign currency exchange rates may adversely affect our financial statements.
•The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”).
•Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
•We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
•We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.
•If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
•Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
•A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
•Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation and financial statements.
•Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
•Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
•If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
•Our restructuring actions could have long-term adverse effects on our business.
•Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
•If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
•Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

•Changes in U.S. GAAP could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
•Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1.A. Risk Factors” in this Report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
OVERVIEW
General
Fortive is a diversified, multinational industrial technology growth company with global operations and our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of our products, software, and services, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force and continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.
Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Reclassification of certain prior year amounts have been made to conform to current year presentation.
On September 4, 2019, we announced our intention to separate into two independent, publicly traded companies, subject to the satisfaction of certain conditions. The separation will create (i) an industrial technology company, retaining the Fortive name, with a differentiated portfolio of growth-oriented businesses focused on connected workflow solutions that incorporate advanced sensors, instrumentation, software, data, and analytics, and (ii) a global industrial company (“Vontier”) consisting of our Transportation Technologies and Franchise Distribution platforms with a focus on growth opportunities in the rapidly evolving transportation and mobility markets. The proposed separation is expected to be structured in a tax-efficient manner. The timing and structure of the separation will depend, in part, on the state of the capital market environment over time as affected by the future evolution of the COVID-19 pandemic and its impact on the global economy. All assets, liabilities, revenues, and expenses of the businesses comprising Vontier are included in continuing operations in the accompanying consolidated condensed financial statements.
On April 1, 2019, we acquired the advanced sterilization products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”) for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018 (the “Purchase Agreement”), between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution, and sale of low-

temperature terminal sterilization and high-level disinfection products. Refer to Note 2 to the accompanying consolidated condensed financial statements for additional information regarding the Transaction.
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
Business Performance and Outlook
Business Performance
A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020 (“COVID-19”). This outbreak has surfaced in nearly all regions around the world, resulting in governments implementing increasingly strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, school and commercial facility closures, among others (collectively “virus control measures”). Further, on March 19, 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency issued a Guidance document for use by businesses and states defining “critical-infrastructure” industries that may continue to operate despite the virus control measures implemented. These virus control measures have led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, causing significant disruption in the financial markets both globally and in the United States.
Given our businesses operate globally, have diverse customers, and serve multiple end-markets, COVID-19 impacted our businesses and operating results during the three months ended March 27, 2020 directly with reduced demand from customers operating in non-essential end-markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end-markets. Further, COVID-19 impacted our businesses and operating results during the three months ended March 27, 2020 more severely within certain geographies, most notably Asia, as virus control measures were deployed in that region in advance of the United States and Europe.
For the three months ended March 27, 2020, we recognized aggregate year-over-year total sales growth of 7.6%, which was driven by our recently acquired businesses. Demand from existing businesses decreased 3.8% as compared to the comparable period of 2019, with the direct and indirect impacts of COVID-19 contributing to the majority of the decrease.
Geographically, sales from existing businesses decreased slightly in developed markets and declined at a mid-teen rate in high-growth markets during the three months ended March 27, 2020 as compared to the comparable 2019 period. During the three months ended March 27, 2020, year-over-year sales from existing businesses grew at a high-single digit rate in Latin America and at a low-single digit rate in North America, which was more than offset by a high-single digit decline in Western Europe and over 20% decline in Asia, reflecting the impact of the COVID-19 pandemic.

On a year-over-year basis, our Industrial Technologies segment reported sales growth from existing businesses of 1.6%, while our Professional Instrumentation segment reported a decline in sales from existing businesses of 7.2% for the three months ended March 27, 2020. In our Industrial Technologies segment, the liability shift related to enhanced credit card security requirements for outdoor payment systems that is expected to occur in October 2020 in the United States based on the Europay, Mastercard, and Visa (“EMV”) global standards is continuing to drive demand within our transportation technologies platform. The increase in EMV-related demand was tempered by declines in demand in Asia resulting from the COVID-19 pandemic.
The decline in our Professional Instrumentation segment reflects both direct and indirect declines in demand resulting from COVID-19 virus pandemic.
Operating profit margin was 7.0% for the three months ended March 27, 2020, a decrease of 660 basis points as compared to 13.6% in the comparable period of 2019. Strong operational execution, the application and deployment of the Fortive Business System, and other cost reduction actions limited the impacts of COVID-19, and resulted in an increase of 150 basis points during the three months ended March 27, 2020. These factors were more than offset by the detrimental impacts of the goodwill impairment charge from the Telematics business, transaction and stand-up costs related to the proposed Vontier separation, and our recently acquired businesses which reduced year-over-year operating profit margin by 810 basis points.

Outlook

During the first quarter of 2020, the worldwide capital markets and overall global economic conditions deteriorated significantly as a result of COVID-19. In addition, the economic uncertainties that continue to exist as a result of COVID-19 suggest that global demand for our products and services will continue to contract, at least in the first half of 2020. Despite our critical infrastructure businesses continuing to operate, we expect this pandemic to materially reduce our revenues and net income in the second quarter of 2020, due largely to the virus control measures and weak market conditions reducing customer demand.

Given the diverse nature of our businesses and the end-markets they serve, we believe certain of our businesses will be relatively more resilient against the broad COVID-19 impacts in the second quarter of 2020, while we believe others will be relatively more sensitive, with varied rates of recovery once the virus control measures are lifted. The businesses we believe will be relatively more resilient include our businesses with a greater proportion of recurring revenue, including our software as a service businesses, and those with longer business cycles. We believe that our businesses that are more dependent on the industrial cycle and production dynamics will experience relatively greater declines in demand in the second quarter of 2020 and will take longer to recover once the virus control measures are lifted. Geographically, we expect COVID-19 to have more of a detrimental year-over-year impact in North America and Europe during the second quarter of 2020 than we experienced during the first quarter of 2020, while we expect the COVID-19 impacts on our results in Asia in the second quarter of 2020 to be relatively consistent with the impact realized in the first quarter of 2020.

We continue to execute broad cost reduction efforts while emphasizing cash flow generation. These cost reduction efforts include reducing labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending. We are also pursuing cost reductions throughout our supply chain by targeting reductions in both direct and indirect spending and reducing our facility expenses through temporary closures. In total, we believe we will be able to deliver incremental savings for the year ended December 31, 2020 of at least $300 million through these various cost actions.

In addition, we are closely monitoring the health of our employees as well as the employees of our suppliers and customers, and their ability to maintain production capacity and meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or weak market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.

Despite the virus control measures implemented in geographies critical to our supply chain, we have successfully implemented solutions to support our operations and have not experienced material shortages, supply chain constraints, or distribution limitations significantly impacting our operations as of the date of this Report; however, in light of the uncertainty of the COVID-19 severity and duration, we are continuing to evaluate and monitor the condition of our supply chain, including the financial health of our suppliers and their ability to access raw materials and other key inputs and may experience shortages, constraints, or disruptions during the remainder of 2020.

To minimize the impact of the recessionary economic conditions, we will continue applying and deploying the Fortive Business System to actively manage our supply chain and drive operating efficiencies, and continue to collaborate with our customers and suppliers to minimize disruption to their businesses. Additionally, we will continue to actively manage our working capital with a focus on maximizing cash flows and cost efficiency, and will continue to assess market conditions and take actions as we deem necessary to appropriately position our businesses in light of the economic environment.

Although recent distress in the financial markets has not had a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report, we continue to monitor the financial markets and general global economic conditions. Further, we plan to utilize certain provisions of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance, and we are evaluating other potential income tax impacts of the CARES Act. If further changes in financial markets or other areas of the economy adversely affect our access to the capital markets, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. Refer to the “Liquidity and Capital Resources” section for additional discussion.

RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three months ended March 27, 2020 as compared to the comparable period of 2019:
Components of Sales Growth

% Change Three Months Ended March 27, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	7.6%
Existing businesses (Non-GAAP)	(3.8)%
Acquisitions (Non-GAAP)	13.0%
Currency exchange rates (Non-GAAP)	(1.6)%
Operating Profit Margins
Operating profit margin was 7.0% for the three months ended March 27, 2020, a decrease of 660 basis points as compared to 13.6% in the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Price increases, a favorable sales mix, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives more than offset lower year-over-year sales volumes from existing businesses — favorable 150 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The incremental year-over-year net dilutive effect of acquired businesses — unfavorable 120 basis points
•The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction and stand-up costs related to the proposed Vontier separation — unfavorable 120 basis points
•The impact of the goodwill impairment of our Telematics business — unfavorable 570 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Professional Instrumentation	$1,104.4	$977.7
Industrial Technologies	609.1	615.2
Total	$1,713.5	$1,592.9

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
Professional Instrumentation Selected Financial Data

	Three Months Ended
($ in millions)	March 27, 2020	March 29, 2019
Sales	$1,104.4	$977.7
Operating profit	144.5	142.7
Depreciation	19.5	16.8
Amortization	78.2	44.1
Operating profit as a % of sales	13.1%	14.6%
Depreciation as a % of sales	1.8%	1.7%
Amortization as a % of sales	7.1%	4.5%
Components of Sales Growth

% Change Three Months Ended March 27, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	13.0%
Existing businesses (Non-GAAP)	(7.2)%
Acquisitions (Non-GAAP)	21.3%
Currency exchange rates (Non-GAAP)	(1.1)%
Sales from existing businesses in our Professional Instrumentation segment’s Advanced Instrumentation & Solutions businesses decreased at a high-single digit rate during the three months ended March 27, 2020 as compared to the comparable period of 2019.
Year-over-year sales from existing businesses of field solutions products and services declined at a mid-single digit rate during the three months ended March 27, 2020. The results were driven by increased demand for our thermography tools in response to COVID-19 monitoring and growth in facilities maintenance and asset management offerings, which were more than offset by declines in demand for electrical grid condition-based monitoring equipment, portable gas detection instruments, and demand from our industrial channel partners all of which were impacted by COVID-19. Demand in both direct and adjacent end-markets was impacted by COVID-19.
Year-over-year sales from existing businesses of product realization products and services declined at a high-single digit rate during the three months ended March 27, 2020, as compared to the comparable period of 2019 due to decreased demand for energetic materials and test and measurement equipment driven, in part, by COVID-19.
Geographically, demand from existing businesses in Advanced Instrumentation & Solutions decreased in most of our significant regions, with more significant declines in Asia.
Sales from existing businesses in our segment’s Sensing Technologies businesses declined at a high-single digit rate during the three months ended March 27, 2020 as compared to the comparable period of 2019, as increased demand in critical environments supporting COVID-19 patient treatment efforts was more than offset by declines in industrial end markets. Industrial end markets were impacted both directly and indirectly by COVID-19. Geographically, demand decreased in most of our significant regions during the three months ended March 27, 2020, with sharper declines in Asia and Western Europe.
Sales from recently acquired businesses in our Professional Instrumentation segment, including ASP, contributed 21.3% to overall sales growth for the three months ended March 27, 2020. ASP sales for the three months ended March 27, 2020, as compared to the comparable period prior to Fortive ownership, decreased at a low-single digit rate as growth in Europe and Mexico was more than offset by declines in demand in China and North America. ASP’s results reflect declines in elective surgical procedure volumes which were impacted by COVID-19.
Year-over-year price increases in our Professional Instrumentation segment contributed 1.2% to sales growth during the three months ended March 27, 2020 as compared to the comparable period of 2019, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 150 basis points during the three months ended March 27, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Price increases, a favorable sales mix, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by a year-over-year decline in sales volumes from existing businesses — favorable 130 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2020 were less than the costs associated in 2019 — favorable 70 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 350 basis points

INDUSTRIAL TECHNOLOGIES
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
Industrial Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 27, 2020	March 29, 2019
Sales	$609.1	$615.2
Operating profit	(1.5)	98.8
Depreciation	12.0	12.5
Amortization	7.3	8.1
Goodwill impairment charge	85.3	—
Operating profit as a % of sales	(0.2)%	16.1%
Depreciation as a % of sales	2.0%	2.0%
Amortization as a % of sales	1.2%	1.3%
Components of Sales Growth

% Change Three Months Ended March 27, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	(1.0)%
Existing businesses (Non-GAAP)	1.6%
Acquisitions (Non-GAAP)	(0.3)%
Currency exchange rates (Non-GAAP)	(2.3)%
Sales from existing businesses in our Transportation Technologies businesses grew at a low-single digit rate during the three months ended March 27, 2020 as compared to the comparable period of 2019. Geographically, demand from existing businesses increased in North America and Latin America and was partially offset by declines in Asia and Western Europe during the three months ended March 27, 2020. The sales growth from existing businesses was largely attributable to demand for fuel management systems, specifically in North America and Latin America, as well as demand for payment solutions. Sales from existing businesses in North America were favorably impacted by the approaching deadline of the liability shift related to the outdoor EMV global standards, which was tempered by year-over-year declines in demand in China and India and the direct and indirect impacts of COVID-19 across most geographies.
Sales from existing businesses in our Franchise Distribution businesses declined at a low-single digit rate during the three months ended March 27, 2020 as compared to the comparable period of 2019 due to decreased demand across most product categories in the later part of March 2020, which was driven by COVID-19 virus control measures.
Year-over-year price decreases in our Industrial Technologies segment negatively impacted sales growth by 0.1% during the three months ended March 27, 2020 as compared to the comparable period of 2019, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 1,630 basis points during the three months ended March 27, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher 2020 sales volumes from existing businesses, lower year-over-year material costs and costs associated with product development initiatives, a favorable sales mix, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives that were partially offset by lower year-over-year pricing — favorable 190 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Transaction and stand-up costs related to the proposed Vontier separation — unfavorable 420 basis points

•The impact of the goodwill impairment of our Telematics business — unfavorable 1,400 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 27, 2020	March 29, 2019
Sales	$1,713.5	$1,592.9
Cost of sales	(837.7)	(780.2)
Gross profit	$875.8	$812.7
Gross profit margin	51.1%	51.0%
The year-over-year increase in cost of sales during the three months ended March 27, 2020, as compared to the comparable period in 2019, is due primarily to the impact of incremental cost of sales from our recently acquired businesses, partially offset by lower year-over-year sales volumes from existing businesses, lower year-over-year material costs, cost savings associated with restructuring and productivity improvement initiatives, and changes in currency exchange rates.
The year-over-year increase in gross profit and the related 10 basis point increase in gross profit margin for the three months ended March 27, 2020, as compared to the comparable period in 2019, is due primarily to higher year-over-year sales volumes, including sales volumes from our recently acquired businesses, the favorable impact of pricing improvements from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions. These factors were partially offset by changes in currency exchange rates.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 27, 2020	March 29, 2019
Sales	$1,713.5	$1,592.9
Selling, general and administrative (“SG&A”) expenses	557.2	486.4
Research and development (“R&D”) expenses	113.7	109.0
Impairment of goodwill	85.3	—
SG&A as a % of sales	32.5%	30.5%
R&D as a % of sales	6.6%	6.8%
Impairment of goodwill as a % of sales	5.0%	—
SG&A expenses increased during the three months ended March 27, 2020 as compared to the comparable period of 2019, due to higher amortization and incremental expenses from our recently acquired businesses and costs associated with the proposed Vontier separation, partially offset by year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in currency exchange rates.
On a year-over-year basis, SG&A expenses as a percentage of sales increased 200 basis points in the three months ended March 27, 2020 due to higher amortization and relative spending levels at our recently acquired businesses and costs associated with the proposed Vontier separation, partially offset by lower spending on sales and marketing growth initiatives.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three months ended March 27, 2020 as compared to the comparable period of 2019 due to incremental expenses from our recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three months ended March 27, 2020 due to reduced spending on product development initiatives from our existing businesses.
In connection with our updated forecast for our Telematics business that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, management determined the change in forecast indicated the related carrying value of goodwill may not be recoverable and performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020. This analysis resulted in an impairment of $85.3 million.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying consolidated condensed financial statements.

Net interest expense for the three months ended March 27, 2020 was $44 million. Net interest expense for the three months ended March 29, 2019 was $25 million. The increase in interest expense was due to higher year-over-year average debt balances used to fund the ASP, Intelex, and Censis acquisitions.
INCOME TAXES

Our effective tax rate for the three months ended March 27, 2020 was 40.8% as compared to 14.8% for the three months ended March 29, 2019. The year-over-year increase was due primarily to a non-deductible goodwill impairment and tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States. These factors were partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

Our effective tax rate for 2020 and 2019 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and current year earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. Specific to 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a non-deductible goodwill impairment and the tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States.

On March 27, 2020, the US federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020, however we have not identified material impacts to the quarterly provision as of March 27, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.
COMPREHENSIVE INCOME
Comprehensive income decreased by $277 million during the three months ended March 27, 2020 as compared to the comparable period in 2019 due primarily to unfavorable changes in foreign currency translation adjustments of $153 million and net earnings that were lower by $123 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant in the three month period ended March 27, 2020.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and expect that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, and manage our capital structure on a short and long-term basis.

Although recent distress in the financial markets has not had a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report, we continue to monitor the capital markets and general global economic conditions. The financial markets worldwide, including the United States, have been impacted by COVID-19 and this volatility and disruption has adversely impacted broad access to the capital markets and pricing on new indebtedness. Our credit facilities, including our revolving credit facility, are predominately with institutions that, to date, appear to be relatively unaffected by the disruption. However, the recent distress in the financial markets has resulted in volatility and disruption in the commercial paper market, which negatively impacted our ability to refinance maturing commercial paper with new commercial paper. As a result of the volatility and disruption in the commercial paper market, we refinanced approximately $365 million and $420 million of outstanding commercial paper during the three months ended March 27, 2020 and April 2020, respectively, largely with borrowings under our $750 million delayed-draw term loan facility, as detailed in the 2021 Term Loan section below.

Our credit facility agreements require, among others, that we maintain certain financial covenants, and we were in compliance with all of our financial covenants on March 27, 2020. While we believe that we will remain in compliance with our covenants in effect on March 27, 2020, in light of the unpredictable nature of the COVID-19 pandemic, on April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, with $250 million in principal amount outstanding as of March 27, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with

$1.0 billion in principal amount outstanding as of March 27, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $375 million in principal amount outstanding as of March 27, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of March 27, 2020 as follows:

•For any four fiscal quarters ending in the periods noted below (each an “Adjusted Four Quarters”) that end prior to the maturity date of the applicable facility, the maximum permitted consolidated net leverage ratio of consolidated net funded indebtedness to consolidated EBITDA was increased from 3.50 to 1.00 to, (i) with respect to the four fiscal quarters ending June 26, 2020, September 25, 2020, December 31, 2020, or April 2, 2021, 4.75 to 1.00, (ii) with respect to the four fiscal quarters ending July 2, 2021, 4.5 to 1.0, (iii) with respect to the four fiscal quarters ending October 1, 2021, 4.25 to 1.0 and (iv) with respect to the four fiscal quarters ending December 31, 2021, 3.75 to 1.0; provided however, that for any four fiscal quarters that is not an Adjusted Four Quarters, the maximum permitted consolidated net leverage ratio remains at 3.5 to 1.0, as may be increased to 4.0 to 1.0 following a material acquisition (the “Unadjusted Maximum Ratio”).

•The maturity date for the 2020 Delayed-Draw Term Loan was extended from August 28, 2020 to May 30, 2021.

•From April 24, 2020 to December 31, 2021, the minimum London inter-bank offered rate (“LIBOR”) for each of the facilities will increase from 0% to 0.25%, and the minimum base rate for each of the facilities will increase from 1.00% to 1.25%. In addition, with respect to the Revolving Credit Facility and for any Adjusted Four Quarters in which the consolidated net leverage ratio is greater the Unadjusted Maximum Ratio, the applicable margin (as determined based on our long-term debt credit rating) for any LIBOR rate loans will increase from a range of 80.5 and 117.5 basis points to a range of 118.0 and 155.0 basis points and for any base rate loans from a range of 0.0 and 17.5 basis points to a range of 18.0 and 55.0 basis points. Furthermore, with respect to the 2020 Delayed-Draw Term Loan, the applicable margin (as determined based on our long-term debt credit rating) for any LIBOR rate loans will increase from a range of 75.0 and 97.5 basis points to a range of 155.0 and 180.0 basis points and for any base rate loans from 0.0 to a range of 55.0 and 80.0 basis points.

•From April 24, 2020 to December 31, 2021, the maximum principal amount of secured indebtedness, other than certain types of secured indebtedness expressly permitted under each credit agreement, is decreased from 15% of our consolidated net assets (when added together with indebtedness incurred or guaranteed by any of our subsidiaries) to 11.25% of our consolidated net assets (when added together with indebtedness incurred or guaranteed by any of our subsidiaries).
In connection with the Amendments, we incurred approximately $6.5 million of fees.
We continue to generate cash from operating activities and believe our cash flow and other sources of liquidity, which consists of access to short-term loans and our revolving credit facility currently, in addition to short-term liquidity benefits provided by cash repatriation and certain provisions of the CARES Act, including relief from employer payroll tax remittance and other tax impacts we are evaluating, will be sufficient to allow us to continue investing in existing businesses and maintain our capital structure on both a short and long-term basis. Further, while the recent distress in the financial markets has resulted in volatility and disruption in the commercial paper market, we intend to utilize our commercial paper programs as a source of liquidity if and when the commercial paper markets are attractive.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the three months ended March 27, 2020:

	Three Months Ended
($ in millions)	March 27, 2020	March 29, 2019
Total operating cash provided by continuing operations	$191.4	$161.2

Payments for additions to property, plant and equipment	(33.8)	(24.0)
Cash paid for acquisitions, net of cash received	(10.6)	—
All other investing activities	0.2	—
Total investing cash used in continuing operations	$(44.2)	$(24.0)

Net proceeds from (repayments of) commercial paper borrowings	$(382.8)	$443.8
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $1 million and $24 million in 2020 and 2019, respectively	373.8	2,417.8
Repayment of borrowings (maturities greater than 90 days)	(250.0)	(402.9)
Payment of common stock cash dividend to shareholders	(23.5)	(23.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(17.3)
All other financing activities	(0.7)	(6.8)
Total financing cash (used in) provided by continuing operations	$(283.2)	$2,411.2
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were approximately $191 million during the first three months of 2020, an increase of $30 million, as compared to the comparable period of 2019. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•2020 operating cash flows were impacted by lower net earnings for the first three months of 2020 as compared to the comparable period in 2019. Net earnings for the three months ended March 27, 2020 were impacted by a year-over-year decrease in operating profits of $98 million and an increase in net interest expense of $18 million associated with our financing activities related to recent acquisitions. The year-over-year decrease in operating profit was impacted by the non-cash goodwill impairment charge of $85.3 million, and also impacted by costs associated with the proposed Vontier separation and a net year-over-year increase in depreciation and amortization expenses of $36 million largely attributable to recently acquired businesses. Depreciation and amortization and goodwill impairment charges are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable used $1 million of cash during the first three months of 2020 as compared to using $24 million in the comparable period of 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $69 million of cash during the first three months of 2020 as compared to using $74 million of cash in the comparable period of 2019. The year over year change was largely driven by the timing of tax payments and various employee benefit accruals.
Investing Activities
Net cash used in investing activities increased $20 million during the three months ended March 27, 2020 as compared to the comparable period of 2019, due to an increase in capital expenditures and cash paid for investments.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ended December 31, 2020, we expect capital spending to be between approximately $80 million and

$90 million, which includes approximately $20 million of one-time capital expenditures related to the integration of the ASP acquisition. Actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities used cash of $283 million during the three months ended March 27, 2020, reflecting borrowings from our 2021 Term Loan, which was more than offset by repayments of commercial paper of $383 million and $250 million of our 2020 Term Loan. In the comparable 2019 period, financing activities generated cash of approximately $2.4 billion, largely due to the issuance of our Convertible Senior Notes and borrowings under our 2020 Delayed-Draw Term Loan. During the three months ended March 27, 2020, we paid $24 million of cash dividends to shareholders of our common stock.
2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2.0 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of March 27, 2020, borrowings under this facility bore an interest rate of 2.51% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.
2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of March 27, 2020 and prior to the Amendments noted above, borrowings under this facility bore an interest rate of 1.52% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021 and therefore, have classified the outstanding amount as long-term debt in our Consolidated Condensed Balance Sheet as of March 27, 2020. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.
2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. As of March 27, 2020, borrowings under this facility bore an interest rate of 1.55% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 26, 2020, we prepaid $250 million of the 2020 Term Loan. The prepayment fees associated with this payment were immaterial.

When market conditions allow, we also have the ability to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (“Revolving Credit Facility”). We classified our borrowings outstanding under the Commercial Paper Programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of March 27, 2020, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, we may issue additional short-term commercial paper obligations or utilize term loans to refinance all or part of these borrowings.
We had $2.0 billion available under the Revolving Credit Facility as of March 27, 2020. Of this amount, approximately $764 million was being used to backstop outstanding U.S. and Euro commercial paper balances. Accordingly, we had the ability to incur an additional $1.2 billion of indebtedness under the Revolving Credit Facility as of March 27, 2020. Refer to Note 5 of the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
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
As of March 27, 2020, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had an annual effective rate of 2.67% and a weighted average remaining maturity of approximately 37 days. As of March 27, 2020, commercial paper outstanding under the Euro-denominated commercial paper program had an annual effective rate of (0.11)% and a weighted average remaining maturity of approximately 34 days.
Pursuant to our term loan agreement, $250 million of our 2020 Term Loan is scheduled for maturity and repayment within 12 months. Accordingly, we have recorded this in the Current portion of long-term debt line item in the accompanying Consolidated Condensed Balance Sheet.
Dividends
Cash payments for common stock dividends paid to shareholders during the three months ended March 27, 2020 were $24 million and are recorded as dividends to common shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows. On January 28, 2020, dividends of $17.3 million were declared on our preferred shares and paid on April 1, 2020. As such, our preferred dividends were accrued and recorded as Mandatory convertible preferred stock cumulative dividends in the Consolidated Condensed Statement of Changes in Equity and in Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheet as of March 27, 2020.
Cash and Cash Requirements
As of March 27, 2020, we held approximately $1.0 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 1.0% during the three months ended March 27, 2020. Approximately 90% of the $1.0 billion of cash and cash equivalents we held as of March 27, 2020 was held outside of the United States.
We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes, and any related interest or penalties, fund our restructuring activities and pension plans as required, pay dividends to shareholders, and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under our commercial paper programs, and/or access the capital markets. We also may, from time to time, access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
Additionally, we anticipate the provisions of the CARES Act will provide us short-term liquidity benefits, specifically the deferral of employer payroll tax payments until December 31, 2021 and December 31, 2022 of approximately $40 million to $50 million, in addition to other potential income tax impacts that we are continuing to evaluate.

Given the impact of the COVID-19 pandemic and current market conditions in the U.S., we have updated our assertion for previously unremitted earnings from 2019 and prior periods due to new facts and circumstances that we did not face in prior periods. The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. During the three months ended March 27, 2020, we have provided foreign remittance taxes of $13 million on the planned repatriation of $300 million of previously unremitted earnings from 2019 and prior periods.

We have made an election regarding the amount of current earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. For most of our foreign operations, we make an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. The amount of foreign remittance taxes that may be applicable to our permanently reinvested earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
As of March 27, 2020, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
Other than noted below, there were no material changes during the three month periods ended March 27, 2020 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.
On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Concurrent with our adoption of ASU 2016-13, we updated our methodology for estimating the allowance for credit losses as provided below:
Trade Accounts, Financing, and Unbilled Receivables: We maintain allowances for credit losses to reflect expected credit losses inherent in our portfolio of receivables. Determination of the allowances requires us to exercise judgment about the timing, frequency, and severity of credit losses that could materially affect the allowances and, therefore, net earnings. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade accounts, financing, and unbilled receivable portfolios over the remaining contractual life. We pool assets with similar risk characteristics for this measurement based on attributes that may include asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectibility over the remaining contractual life of the pooled assets, including:
•duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.

We regularly perform detailed reviews of our trade accounts, financing, and unbilled receivable portfolios to determine if changes in the aforementioned qualitative and quantitative factors have impacted the adequacy of the allowances.

Recent deterioration in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts, financing, and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the first quarter ended March 27, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the first quarter ended March 27, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

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

In connection with management’s updated forecast for the Telematics business that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, management determined the change in forecast indicated the related carrying value of goodwill may not be recoverable and performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020. This analysis resulted in an impairment of $85.3 million. Refer to Note 3 for information regarding management’s assumptions used in determining the fair value of the reporting unit.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate. Notwithstanding these efforts, the current distress in the global economy resulting from COVID-19 may increase the difficulty in collecting receivables.
Additional Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2019 Annual Report on Form 10-K. There were no material changes during the three months ended March 27, 2020 to the information reported in our 2019 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2019 Annual Report on Form 10-K and such information should be read in conjunction with the new risk factor relating to COVID-19 that is presented below. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factor identified in the “Risk Factors” section of our 2019 Annual Report Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report. There were no other material changes during the quarter ended March 27, 2020 to the risk factors reported in the “Risk Factors” section of our 2019 Annual Report on Form 10-K.

The effect of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is having a material, adverse impact on our financial condition and results of operations.

Our global operations expose us broadly to the COVID-19 pandemic, which has spread worldwide. In particular, continued efforts to mitigate the spread of the virus have caused us, our suppliers, and customers to reduce commercial activities and utilization of facilities and manufacturing sites, resulting in reduction in demand for our products and services, our ability to source required materials and components, and our ability to manufacture, sell, and service our products. In addition, implementation of measures to help control the spread of the virus, including internal work-from-home policies to protect the health of our employees and community, “shelter in place” and “stay at home” orders, travel restrictions, and school closures have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers, and our ability to retain our workforce without implementing targeted furloughs. Furthermore, the volatility and disruption in the capital markets from the COVID-19 pandemic and its impact on the global economy has adversely effected the cost of, and access to capital, including financing from commercial paper markets, and the timing of the proposed separation of Vontier. While we have implemented global and local response teams, implemented incremental cost reduction efforts, and implemented business continuity efforts internally and with our customers, suppliers, and vendors, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

The degree to which COVID-19 impacts us going forward will depend on future developments that are highly uncertain and therefore cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, or the actions taken to contain the spread and impact of COVID-19, and how quickly and to what extent normal economic, market, and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy and consumer confidence.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 27, 2020, we issued an aggregate of 39,611 shares of the Company’s common stock to certain employees of a recently acquired operating company in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for total consideration of $2.9 million.

During the fiscal quarter ended March 27, 2020, we acquired the following shares of the Company’s common stock in settlement of the withholding obligations pertaining to vesting of our Performance Stock Awards and Performance-Based Restricted Stock Awards:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	N/A	N/A
February 1 - February 29	34,242	75.07	N/A	N/A
March 1 - March 27	—	—	N/A	N/A
Total	34,242	$75.07	N/A	N/A

(1) In connection with the vesting of the Company’s Performance Stock Awards (“PSAs”) and Performance-Based Restricted Stock Awards (“RSAs”) previously granted to the respective executive officers of the Company and in accordance with the terms of the Company’s 2016 Stock Incentive Plan, the Company withheld 34,242 shares of the Company’s common stock based on the corresponding closing price to offset tax withholding obligations that arose upon vesting of the PSAs and RSAs as applicable.

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

10.1
Amendment No. 2 to the Revolving Credit Agreement, dated as of February 25, 2020, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 28, 2020, File No 1-37654).

10.2
Amendment No. 1 to Term Loan Credit Agreement, dated as of February 25, 2020, by and among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 28, 2020, File No 1-37654).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 27, 2020, formatted in Inline XBRL and contained in Exhibit 101
(1)  Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 27, 2020 and December 31, 2019, (ii) Consolidated Condensed Statements of Earnings for the three months ended March 27, 2020 and March 29, 2019, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 27, 2020 and March 29, 2019, (iv) Consolidated Condensed Statement of Changes in Equity for the three months ended March 27, 2020 and March 29, 2019,

(v) Consolidated Condensed Statements of Cash Flows for the three months ended March 27, 2020 and March 29, 2019, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 30, 2020	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 30, 2020	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer