Form 10-Q
period 2020-06-26
Fortive Corp
filed 2020-07-28
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 26, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 21, 2020 was 337,071,495.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	June 26, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,063.0	$1,205.2
Accounts receivable, net	1,129.2	1,384.5
Inventories:
Finished goods	294.9	285.6
Work in process	102.5	100.4
Raw materials	267.1	254.3
Inventories	664.5	640.3
Prepaid expenses and other current assets	390.4	455.6
Current assets, discontinued operations	3.3	3.2
Total current assets	3,250.4	3,688.8
Property, plant and equipment, net of accumulated depreciation of $867.9 and $838.7 at June 26, 2020 and December 31, 2019, respectively	519.8	519.5
Operating lease right-of-use assets	207.8	206.8
Other assets	758.7	779.6
Goodwill	8,297.7	8,399.3
Other intangible assets, net	3,671.3	3,845.0
Total assets	$16,705.7	$17,439.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$998.8	$1,500.0
Trade accounts payable	733.0	765.5
Current operating lease liabilities	52.6	54.9
Accrued expenses and other current liabilities	1,092.0	1,146.8
Total current liabilities	2,876.4	3,467.2
Operating lease liabilities	163.8	159.0
Other long-term liabilities	1,572.4	1,584.2
Long-term debt	4,686.2	4,828.4
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at June 26, 2020 and December 31, 2019	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 337.9 and 336.9 million issued; 337.0 and 336.0 million outstanding at June 26, 2020 and December 31, 2019, respectively	3.4	3.4
Additional paid-in capital	3,360.7	3,311.1
Retained earnings	4,187.8	4,128.8
Accumulated other comprehensive income (loss)	(156.6)	(56.3)
Total Fortive stockholders’ equity	7,395.3	7,387.0
Noncontrolling interests	11.6	13.2
Total stockholders’ equity	7,406.9	7,400.2
Total liabilities and equity	$16,705.7	$17,439.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Sales of products and software	$1,367.7	$1,623.0	$2,855.5	$3,028.1
Sales of services	203.5	241.7	429.2	429.5
Total sales	1,571.2	1,864.7	3,284.7	3,457.6
Cost of product and software sales	(634.9)	(808.0)	(1,327.4)	(1,455.9)
Cost of service sales	(122.0)	(152.7)	(267.2)	(285.0)
Total cost of sales	(756.9)	(960.7)	(1,594.6)	(1,740.9)
Gross profit	814.3	904.0	1,690.1	1,716.7
Operating costs:
Selling, general and administrative expenses	(516.6)	(537.1)	(1,073.8)	(1,023.5)
Research and development expenses	(106.6)	(117.4)	(220.3)	(226.4)
Impairment of goodwill	—	—	(85.3)	—
Operating profit	191.1	249.5	310.7	466.8
Non-operating expenses, net:
Interest expense, net	(43.2)	(44.4)	(86.8)	(69.7)
Other non-operating income (expense), net	5.3	(0.8)	0.7	(0.4)
Earnings from continuing operations before income taxes	153.2	204.3	224.6	396.7
Income taxes	(22.9)	(29.0)	(52.0)	(57.4)
Net earnings from continuing operations	130.3	175.3	172.6	339.3
Loss from discontinued operations, net of income taxes	(0.3)	(0.7)	(0.7)	(0.3)
Net earnings	130.0	174.6	171.9	339.0
Mandatory convertible preferred dividends	(17.2)	(17.2)	(34.5)	(34.5)
Net earnings attributable to common stockholders	$112.8	$157.4	$137.4	$304.5

Net earnings per common share from continuing operations:
Basic	$0.34	$0.47	$0.41	$0.91
Diluted	$0.33	$0.47	$0.41	$0.90
Net earnings per share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net earnings per share:
Basic	$0.33	$0.47	$0.41	$0.91
Diluted	$0.33	$0.46	$0.40	$0.90
Average common stock and common equivalent shares outstanding:
Basic	337.3	335.6	337.1	335.4
Diluted	339.7	339.7	339.9	339.8

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net earnings	$130.0	$174.6	$171.9	$339.0
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	36.0	1.3	(100.3)	18.0
Pension adjustments	1.0	0.5	—	1.0
Total other comprehensive income (loss), net of income taxes	37.0	1.8	(100.3)	19.0
Comprehensive income (loss)	$167.0	$176.4	$71.6	$358.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	336.0	$3.4	1.4	$—	$3,311.1	$4,128.8	$(56.3)	$13.2
Adoption of accounting standard	—	—	—	—	—	(31.3)	—	—
Balance, January 1, 2020	336.0	$3.4	1.4	$—	$3,311.1	$4,097.5	$(56.3)	$13.2
Net earnings for the period	—	—	—	—	—	41.9	—	—
Dividends to common shareholders	—	—	—	—	—	(23.5)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(137.3)	—
Common stock-based award activity	0.8	—	—	—	22.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(2.0)
Balance, March 27, 2020	336.8	$3.4	1.4	$—	$3,333.7	$4,098.6	$(193.6)	$11.2
Net earnings for the period	—	—	—	—	—	130.0	—	—
Dividends to common shareholders	—	—	—	—	—	(23.6)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	37.0	—
Common stock-based award activity	0.2	—	—	—	27.0	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	0.4
Balance, June 26, 2020	337.0	$3.4	1.4	$—	$3,360.7	$4,187.8	$(156.6)	$11.6

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	164.4	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	17.2	—
Common stock-based award activity	0.5	—	—	—	13.9	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(5.4)
Balance, March 29, 2019	335.0	3.4	1.4	—	3,240.3	3,676.4	(69.4)	12.0
Net earnings for the period	—	—	—	—	—	174.6	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	1.8	—
Common stock-based award activity	0.4	—	—	—	25.1	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	(0.7)
Balance, June 28, 2019	335.4	$3.4	1.4	$—	$3,265.4	$3,810.4	$(67.6)	$11.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 26, 2020	June 28, 2019
Cash flows from operating activities:
Net earnings from continuing operations	$172.6	$339.3
Noncash items:
Depreciation	66.6	62.7
Amortization	170.1	129.6
Stock-based compensation expense	38.8	28.8
Impairment of goodwill	85.3	—
Gain on sale of assets	(5.3)	—
Change in trade accounts receivable, net	214.8	(102.3)
Change in inventories	(28.9)	45.8
Change in trade accounts payable	(23.4)	(11.7)
Change in prepaid expenses and other assets	55.4	(67.2)
Change in accrued expenses and other liabilities	(75.0)	(3.6)
Total operating cash provided by continuing operations	671.0	421.4
Total operating cash used in discontinued operations	(0.8)	(6.4)
Net cash provided by operating activities	670.2	415.0
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(59.5)	(48.5)
Proceeds from sale of assets	5.3	—
Cash paid for acquisitions, net of cash received	(11.4)	(3,237.1)
All other investing activities	0.4	—
Net cash used in investing activities	(65.2)	(3,285.6)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(1,141.9)	892.3
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $8 million and $24 million in 2020 and 2019, respectively	741.7	2,413.2
Repayment of borrowings (maturities greater than 90 days)	(250.0)	(455.3)
Payment of common stock cash dividend to shareholders	(47.1)	(46.8)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.3)	(34.5)
All other financing activities	(13.8)	7.5
Net cash (used in) provided by financing activities	(728.4)	2,776.4
Effect of exchange rate changes on cash and equivalents	(18.8)	7.9
Net change in cash and equivalents	(142.2)	(86.3)
Beginning balance of cash and equivalents	1,205.2	1,178.4
Ending balance of cash and equivalents	$1,063.0	$1,092.1
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of June 26, 2020 and December 31, 2019, our results of operations for the three and six month periods ended June 26, 2020 and June 28, 2019, and cash flows for the six month periods ended June 26, 2020 and June 28, 2019.
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

On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (the “A&S Business”) and have reported the A&S Business as discontinued operations in our Consolidated Condensed Statements of Earnings, Consolidated Condensed Balance Sheets, and Consolidated Condensed Statements of Cash Flows for all periods presented. The impact of discontinued operations in our consolidated condensed financial statements was immaterial for all periods presented, and therefore, discussion within these notes to the consolidated condensed financial statements relates to continuing operations.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We designated our ¥13.8 billion senior unsecured term facility loan and our Euro-denominated commercial paper outstanding during the six months ended June 26, 2020 as net investment hedges of our investment in certain foreign operations; as of June 26, 2020, we exited our Euro-denominated commercial paper positions. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $3.1 million and $4.0 million for the three and six month periods ended June 26, 2020, respectively, in other comprehensive income related to the net investment hedges. We recognized losses of $7.1 million and gains of $0.1 million for the three and six month periods ended June 28, 2019, respectively, in other comprehensive income related to the net investment hedges. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six month periods ended June 26, 2020 and June 28, 2019.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended June 26, 2020:
Balance, March 27, 2020	$(115.1)	$(78.5)		$(193.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	36.0	—		36.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	1.2	(a)	1.2
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	36.0	1.0		37.0
Balance, June 26, 2020	$(79.1)	$(77.5)		$(156.6)

For the Three Months Ended June 28, 2019:
Balance, March 29, 2019	$(12.6)	$(56.8)		$(69.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	1.3	—		1.3
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.7	(a)	0.7
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	1.3	0.5		1.8
Balance, June 28, 2019	$(11.3)	$(56.3)		$(67.6)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Six Months Ended June 26, 2020:
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(100.3)	—		(100.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	—		—
Income tax impact	—	—		—
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—		—
Net current period other comprehensive income (loss), net of income taxes	(100.3)	—		(100.3)
Balance, June 26, 2020	$(79.1)	$(77.5)		$(156.6)

For the Six Months Ended June 28, 2019:
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	18.0	—		18.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	1.4	(a)	1.4
Income tax impact	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	18.0	1.0		19.0
Balance, June 28, 2019	$(11.3)	$(56.3)		$(67.6)

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

Expected credit losses of the assets originated during the three and six month periods ended June 26, 2020, as well as changes to expected losses during the same periods, are recognized in earnings for the three and six month periods ended June 26, 2020.

As a result of the adoption of ASU 2016-13, we have updated our significant accounting policy related to unbilled, trade accounts, and financing receivables and allowances for credit losses from what was previously disclosed in our audited financial statements for the year ended December 31, 2019 as follows:

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

Recent deterioration in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts, financing, and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the three and six month periods ended June 26, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the three and six month periods ended June 26, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts, unbilled, and financing receivables as of June 26, 2020 ($ in millions):

Balance, December 31, 2019	$82.1
Transition Adjustment	40.0
Provision	30.3
Write-offs	(26.7)
FX and Other	(0.6)
Balance, June 26, 2020	$125.1

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
During the six month period ended June 26, 2020, we recorded adjustments to the preliminary purchase price allocation of acquisitions that closed during 2019 that resulted in a net increase to goodwill of $22.7 million, prior to foreign currency translation impacts.
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

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of June 26, 2020 we have closed 20 Principal Countries and eight Non-Principal Countries that, in aggregate, accounted for approximately 99% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 1% of the preliminary valuation of ASP, or $30.6 million, which is included as a prepaid asset in Other assets in the Condensed Consolidated Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at June 26, 2020, and the majority of the provisional goodwill is tax deductible.

In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”), and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. ASP exited the TSA in the U.S., Canada, Mexico, Australia, and New Zealand in prior periods and exited the TSA in EMEA during the three month period ended June 26, 2020.

The following table summarizes the provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of June 26, 2020, prior to foreign currency impacts; we did not acquire accounts receivable or accounts payable from Johnson & Johnson ($ in millions):

Advanced Sterilization Products
Inventories	$178.7
Property, plant and equipment	47.5
Goodwill	1,436.8
Other intangible assets, primarily customer relationships, trade names and technology	1,123.5
Other assets and liabilities, net	(79.6)
Total consideration allocated to Principal Countries and closed Non-Principal Countries	2,706.9
Prepaid acquisition asset related to remaining Non-Principal Countries	30.6
Net cash consideration	$2,737.5
Post-close transaction and integration costs associated with the Transaction were approximately $22 million and $42 million for the three and six month periods ended June 26, 2020, respectively, and were primarily amounts paid to third-party advisors.
NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Professional Instrumentation (a)	Industrial Technologies (a)	Total Goodwill
Balance, December 31, 2019	$7,242.6	$1,156.7	$8,399.3
Acquisitions	22.7	—	22.7
Impairment charge	—	(85.3)	(85.3)
Foreign currency translation and other	(22.8)	(16.2)	(39.0)
Balance, June 26, 2020	$7,242.5	$1,055.2	$8,297.7
(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

Impairment Charge
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

Impairment Testing
During the second quarter ended June 26, 2020, we evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for the Telematics reporting unit, and determined no triggering events had occurred.
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
NOTE 4. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 26, 2020
Deferred compensation liabilities	$—	$31.6	$—	$31.6
December 31, 2019
Deferred compensation liabilities	$—	$29.6	$—	$29.6
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
On March 27, 2020, we evaluated our Telematics reporting unit for impairment and recorded an impairment of goodwill of $85.3 million to adjust the carrying value of the reporting unit to the estimated fair value. Refer to Note 3 for additional information regarding the inputs and methodology used to estimate the fair value. During the second quarter ended June 26, 2020, we evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for the Telematics reporting unit, and determined no triggering events had occurred. In addition, we evaluated our other long-lived non-financial assets as of June 26, 2020 and determined no triggering events were identified.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	June 26, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$998.8	$1,010.4	$1,500.0	$1,500.0
Long-term debt, net of current maturities	$4,686.2	$4,872.1	$4,828.4	$4,992.3
As of June 26, 2020 and December 31, 2019, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 5. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	June 26, 2020	December 31, 2019
U.S. dollar-denominated commercial paper	$—	$884.4
Euro-denominated commercial paper	—	264.1
Delayed-draw term loan due 2020	1,000.0	1,000.0
Term Loan due 2020	250.0	500.0
Term Loan due 2021	748.7	—
Yen variable interest rate term loan due 2022	128.7	127.1
2.35% senior unsecured notes due 2021	748.8	748.2
3.15% senior unsecured notes due 2026	893.6	893.0
4.30% senior unsecured notes due 2046	547.1	547.0
0.875% senior convertible notes due 2022	1,368.0	1,347.3
Other	0.1	17.3
Long-term debt	5,685.0	6,328.4
Less: current portion of long-term debt	998.8	1,500.0
Long-term debt, net of current maturities	$4,686.2	$4,828.4
Aggregate unamortized debt discounts, premiums and issuance costs of $81 million and $102 million as of June 26, 2020 and December 31, 2019, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2019 Annual Report on Form 10-K for further details of our debt financing.
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to recent volatility and disruption in the commercial paper market, we have temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with a 364-day delayed-draw term loan, as detailed in the 2021 Term Loan section below. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 26, 2020, no borrowings were outstanding under the Revolving Credit Facility.
On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, with $250 million in principal amount outstanding as of June 26, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of June 26, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $750 million in principal amount outstanding as of June 26, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of June 26, 2020 as follows:

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
In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on June 26, 2020.
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

Of the $1.4 billion in principal amount from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $13.6 million in interest expense during the three months ended June 26, 2020, of which $3.2 million related to the contractual coupon rate of 0.875% and $1.9 million was attributable to the amortization of debt issuance costs. We recognized $27.0 million in interest expense during the six months ended June 26, 2020, of which $6.3 million related to the contractual coupon rate of 0.875% and $3.8 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at June 26, 2020 was $57.2 million.

Prior to November 15, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Convertible Notes.
2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. As of June 26, 2020, borrowings under this facility bore an interest rate of 1.00% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.

On February 26, 2020, we prepaid $250 million of the 2020 Term Loan. The prepayment fees associated with this payment were immaterial.
2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of June 26, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.
2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2.0 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of June 26, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.

Classification of Debt Due within the Next Twelve Months
We classified our borrowings outstanding under the 2020 Delayed-Draw Term Loan and the 2021 Term Loan as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of June 26, 2020, as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. Our intent with respect to the refinancing of these outstanding borrowings may change once the proposed separation of Vontier is effectuated, in which case these loans may be repaid using the cash flows received from the separation.
Our 2020 Term Loan and 2.35% Senior unsecured notes due 2021 are recorded in the Current portion of long-term debt line item in our Consolidated Condensed Balance Sheet.
NOTE 6. SALES
We derive revenues primarily from the sale of Professional Instrumentation and Industrial Technologies products and software and services. Revenue is recognized when control of promised products and software or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products and software or services.
Sales of products and software includes revenues from the sale of products and equipment, software product offerings, and equipment rentals.
Sales of services includes revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $73 million as of June 26, 2020 and $79 million as of December 31, 2019.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of June 26, 2020 and December 31, 2019, we had $114 million and $147 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Condensed Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial during the three and six month periods ended June 26, 2020.
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
Our contract liabilities consisted of the following ($ in millions):

	June 26, 2020	December 31, 2019
Deferred revenue - current	$439.2	$410.1
Deferred revenue - noncurrent	91.9	99.2
Total contract liabilities	$531.1	$509.3
During the three and six month periods ended June 26, 2020, we recognized revenue related to our contract liabilities at December 31, 2019 of $83 million and $209 million, respectively. The change in our contract liabilities from December 31, 2019 to June 26, 2020 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from June 26, 2020, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

June 26, 2020
Professional Instrumentation	$144.6
Industrial Technologies	382.3
Total remaining performance obligations	$526.9
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 70 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three month period ended June 26, 2020 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products and software	$1,367.7	$887.3	$480.4
Sales of services	203.5	150.2	53.3
Total	$1,571.2	$1,037.5	$533.7

Geographic:
United States	$908.0	$549.3	$358.7
China	145.4	131.6	13.8
All other (each country individually less than 5% of total sales)	517.8	356.6	161.2
Total	$1,571.2	$1,037.5	$533.7

Major Products Group:
Professional tools and equipment	$1,003.9	$589.9	$414.0
Industrial automation, controls and sensors	107.4	107.4	—
Franchise distribution	119.7	—	119.7
Medical technologies	284.4	284.4	—
All other	55.8	55.8	—
Total	$1,571.2	$1,037.5	$533.7

End markets:
Direct sales:
Retail fueling (a)	$365.7	$—	$365.7
Industrial & Manufacturing	102.8	102.8	—
Vehicle repair (a)	103.2	—	103.2
Utilities & Power	38.8	38.8	—
Medical (a)	284.4	284.4	—
Other	373.4	312.1	61.3
Total direct sales	1,268.3	738.1	530.2
Distributors(a)	302.9	299.4	3.5
Total	$1,571.2	$1,037.5	$533.7

(a) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three month period ended June 26, 2020 was $597.0 million.

Disaggregation of revenue for the three month period ended June 28, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation (a)	Industrial Technologies (a)
Sales:
Sales of products and software	$1,623.0	$998.8	$624.2
Sales of services	241.7	166.8	74.9
Total	$1,864.7	$1,165.6	$699.1

Geographic:
United States	$1,077.7	$625.5	$452.2
China	154.3	130.4	23.9
All other (each country individually less than 5% of total sales)	632.7	409.7	223.0
Total	$1,864.7	$1,165.6	$699.1

Major Products Group:
Professional tools and equipment	$1,256.1	$711.2	$544.9
Industrial automation, controls and sensors	127.2	127.2	—
Franchise distribution	154.2	—	154.2
Medical technologies	265.3	265.3	—
All other	61.9	61.9	—
Total	$1,864.7	$1,165.6	$699.1

End markets:
Direct sales:
Retail fueling (b)	$486.3	$—	$486.3
Industrial & Manufacturing	114.1	114.1	—
Vehicle repair (b)	139.5	—	139.5
Utilities & Power	49.1	49.1	—
Medical (b)	265.3	265.3	—
Other	391.5	324.5	67.0
Total direct sales	1,445.8	753.0	692.8
Distributors(b)	418.9	412.6	6.3
Total	$1,864.7	$1,165.6	$699.1

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

(b) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three month period ended June 28, 2019 was $773.1 million.

Disaggregation of revenue for the six month period ended June 26, 2020 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products and software	$2,855.5	$1,827.8	$1,027.7
Sales of services	429.2	314.1	115.1
Total	$3,284.7	$2,141.9	$1,142.8

Geographic:
United States	$1,927.8	$1,144.2	$783.6
China	272.9	250.6	22.3
All other (each country individually less than 5% of total sales)	1,084.0	747.1	336.9
Total	$3,284.7	$2,141.9	$1,142.8

Major Products Group:
Professional tools and equipment	$2,111.2	$1,248.5	$862.7
Industrial automation, controls and sensors	217.0	217.0	—
Franchise distribution	280.1	—	280.1
Medical technologies	564.4	564.4	—
All other	112.0	112.0	—
Total	$3,284.7	$2,141.9	$1,142.8

End markets:
Direct sales:
Retail fueling (a)	$762.2	$—	$762.2
Industrial & Manufacturing	211.8	211.8	—
Vehicle repair (a)	246.4	—	246.4
Utilities & Power	82.7	82.7	—
Medical (a)	564.4	564.4	—
Other	729.2	602.9	126.3
Total direct sales	2,596.7	1,461.8	1,134.9
Distributors(a)	688.0	680.1	7.9
Total	$3,284.7	$2,141.9	$1,142.8

(a) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the six month period ended June 26, 2020 was $1,336.2 million.

Disaggregation of revenue for the six month period ended June 28, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation (a)	Industrial Technologies (a)
Sales:
Sales of products and software	$3,028.1	$1,855.0	$1,173.1
Sales of services	429.5	288.3	141.2
Total	$3,457.6	$2,143.3	$1,314.3

Geographic:
United States	$1,965.3	$1,121.6	$843.7
China	304.3	261.6	42.7
All other (each country individually less than 5% of total sales)	1,188.0	760.1	427.9
Total	$3,457.6	$2,143.3	$1,314.3

Major Products Group:
Professional tools and equipment	$2,407.9	$1,416.8	$991.1
Industrial automation, controls and sensors	247.3	247.3	—
Franchise distribution	323.2	—	323.2
Medical technologies	364.3	364.3	—
All other	114.9	114.9	—
Total	$3,457.6	$2,143.3	$1,314.3

End markets:
Direct sales:
Retail fueling (b)	$874.5	$—	$874.5
Industrial & Manufacturing	223.7	223.7	—
Vehicle repair (b)	293.3	—	293.3
Utilities & Power	98.7	98.7	—
Medical (b)	364.3	364.3	—
Other	769.2	634.4	134.8
Total direct sales	2,623.7	1,321.1	1,302.6
Distributors(b)	833.9	822.2	11.7
Total	$3,457.6	$2,143.3	$1,314.3

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

(b) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the six month period ended June 28, 2019 was $1,518.3 million.

NOTE 7. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 12 of our 2019 Annual Report on Form 10-K.
The following sets forth the components of our net periodic costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
U.S. Pension Benefits:
Interest cost	$0.3	$0.4	$0.6	$0.8
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.7)
Amortization of net loss	0.1	—	0.2	—
Net periodic pension cost	$0.1	$0.1	$0.2	$0.1

Non-U.S. Pension Benefits:
Service cost	$1.1	$0.7	$2.2	$1.0
Interest cost	1.0	1.4	2.0	2.9
Expected return on plan assets	(1.4)	(1.5)	(2.8)	(2.9)
Amortization of net loss	1.0	0.7	2.1	1.4
Amortization of prior service cost	0.1	—	0.2	—
Net periodic pension cost	$1.8	$1.3	$3.7	$2.4

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
Employer Contributions
During 2020, our cash contribution requirements for our non-U.S. and U.S. defined benefit plans are expected to be approximately $10.6 million and $0.8 million, respectively. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. In response to the COVID-19 pandemic, certain countries have enacted or proposed legislation to enable employers to defer minimum contributions to qualified defined benefit plans during all or part of 2020. We are actively assessing the available reliefs and will continue to monitor and utilize relevant legislative reliefs as we deem prudent. This may reduce our cash contribution requirements under our defined benefit plans in 2020.
NOTE 8. INCOME TAXES

Our effective tax rates for the three and six month periods ended June 26, 2020 were 14.9% and 23.2%, respectively, as compared to 14.2% and 14.5% for the three and six month periods ended June 28, 2019, respectively. There were no significant differences in the year-over-year effective tax rate for the three month period ended June 26, 2020 compared to the three month period ended June 28, 2019. The year-over-year increase in the effective tax rate for the six month period ended June 26, 2020 compared to the six month period ended June 28, 2019 was due primarily to a non-deductible goodwill impairment and tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States. For the six month period ended June 26, 2020, these factors were partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

Our effective tax rate for both periods in 2020 and 2019 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and current year earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. Specific to 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a non-deductible goodwill impairment and the tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020; however, we have not identified material impacts to the tax provision as of June 26, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of June 26, 2020, approximately 17 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2019 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Stock Awards:
Pretax compensation expense	$13.8	$10.1	$23.9	$17.9
Income tax benefit	(2.3)	(2.1)	(4.2)	(3.8)
Stock Award expense, net of income taxes	11.5	8.0	19.7	14.1
Stock options:
Pretax compensation expense	8.9	5.8	14.9	10.9
Income tax benefit	(1.5)	(1.2)	(2.3)	(2.3)
Stock option expense, net of income taxes	7.4	4.6	12.6	8.6
Total stock-based compensation:
Pretax compensation expense	22.7	15.9	38.8	28.8
Income tax benefit	(3.8)	(3.3)	(6.5)	(6.1)
Total stock-based compensation expense, net of income taxes	$18.9	$12.6	$32.3	$22.7
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of June 26, 2020. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$80.7
Stock options	104.8
Total unrecognized compensation cost	$185.5

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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2019	$79.0
Accruals for warranties issued during the period	25.0
Settlements made	(29.6)
Additions due to acquisitions	0.2
Effect of foreign currency translation	(0.6)
Balance, June 26, 2020	$74.0

Leases
Operating lease cost was $20 million for each of the three month periods ended June 26, 2020 and June 28, 2019, respectively. For the six month periods ended June 26, 2020 and June 28, 2019, operating lease cost was $41 million and $38 million, respectively. During the six-month periods ended June 26, 2020 and June 28, 2019, cash paid for operating leases included in operating cash flows was $36 million and $32 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $27 million and $44 million during the six month periods ended June 26, 2020 and June 28, 2019, respectively.
As of June 26, 2020, we had entered into operating leases for which the lease had not yet commenced. These operating leases will commence in 2020 with lease terms between 1 and 15 years and have aggregate fixed payments of the non-cancelable lease terms of $22 million.
NOTE 11. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 5.7 million anti-dilutive options excluded from the diluted EPS calculation for the three month period ended June 26, 2020 and an insignificant amount of anti-dilutive options excluded from the diluted EPS calculation for the three month period ended June 28, 2019. There were 5.7 million and 1.7 million anti-dilutive options excluded for the six month periods ended June 26, 2020 and June 28, 2019, respectively.
As described in Note 5, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three and six month periods ended June 26, 2020 and June 28, 2019.

The impact of our Mandatory Convertible Preferred Stock (“MCPS”) calculated under the if-converted method was anti-dilutive for both the three and six month periods ended June 26, 2020, and 18.4 million shares were excluded from the diluted EPS calculation for each respective period. The impact of our MCPS calculated under the if-converted method was anti-dilutive for both the three and six month periods ended June 28, 2019, and 17.5 million shares were excluded from the diluted EPS calculation for each respective period.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator
Net earnings from continuing operations	$130.3	$175.3	$172.6	$339.3
Mandatory convertible preferred stock cumulative dividends	(17.2)	(17.2)	(34.5)	(34.5)
Net earnings attributable to common stockholders from continuing operations	$113.1	$158.1	$138.1	$304.8

Denominator
Weighted average common shares outstanding used in basic earnings per share	337.3	335.6	337.1	335.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.4	4.1	2.8	4.4
Weighted average common shares outstanding used in diluted earnings per share	339.7	339.7	339.9	339.8

Net earnings from continuing operations per common share - Basic	$0.34	$0.47	$0.41	$0.91
Net earnings from continuing operations per common share - Diluted	$0.33	$0.47	$0.41	$0.90
We declared and paid cash dividends per common share for both periods as presented below. We declared and paid the MCPS dividends in the first and second quarter of 2019, while the MCPS dividends in the first and second quarter of 2020 were declared, accrued, and paid as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2020:
First quarter	$0.07	$23.5	$12.5	$17.3
Second quarter	0.07	23.6	12.5	17.2
Total	$0.14	$47.1	$25.0	$34.5

2019:
First quarter	$0.07	$23.4	$12.5	$17.3
Second quarter	0.07	23.4	12.5	17.2
Total	$0.14	$46.8	$25.0	$34.5

The first quarter 2020 MCPS dividends were paid on April 1, 2020 and the second quarter 2020 MCPS dividends were paid on July 1, 2020.

NOTE 12. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Professional Instrumentation and Industrial Technologies. When determining the reportable segments, we aggregate operating segments based on their similar economic and operating characteristics. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance. Our segment results are as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Sales: (a)
Professional Instrumentation	$1,037.5	$1,165.6	$2,141.9	$2,143.3
Industrial Technologies	533.7	699.1	1,142.8	1,314.3
Total	$1,571.2	$1,864.7	$3,284.7	$3,457.6
Operating Profit: (a)
Professional Instrumentation	$135.6	$129.9	$280.1	$272.6
Industrial Technologies	82.6	145.0	81.1	243.8
Other	(27.1)	(25.4)	(50.5)	(49.6)
Total Operating Profit	191.1	249.5	310.7	466.8
Interest expense, net	(43.2)	(44.4)	(86.8)	(69.7)
Other non-operating income (expense), net	5.3	(0.8)	0.7	(0.4)
Earnings from continuing operations before income taxes	$153.2	$204.3	$224.6	$396.7

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
Business Performance and Outlook
Business Performance
A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020 (“COVID-19”). This outbreak has surfaced in nearly all regions around the world, resulting in governments implementing increasingly strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter in place,” and “stay at home” orders, travel restrictions, school and commercial facility closures, re-opening restrictions, among others (collectively “virus control measures”). Further, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has issued Guidance documents for use by businesses and states defining “critical-infrastructure” industries that may continue to operate despite the virus control measures implemented. These virus control measures have led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, causing significant disruption in the financial markets both globally and in the United States. All of our essential production facilities around the world were open during the second quarter, and as of the date of this Report, all of our locations are open and operating.
Given our businesses operate globally, have diverse customers, and serve multiple end-markets, COVID-19 impacted our businesses and operating results during the three and six month periods ended June 26, 2020 directly with reduced demand from customers operating in non-essential end-markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end-markets. Partially offsetting the reduction in demand from non-essential end-markets and other adjacent market declines was an increase in demand for industrial imaging products, critical environment products and ventilator components used in COVID-19 patient treatment, and personal protective equipment reprocessing. COVID-19 impacted our businesses and operating results broadly across all geographies, as virus control measures were deployed in most regions during the three and six month periods ended June 26, 2020.
For the three and six month periods ended June 26, 2020, aggregate year-over-year total sales declined 15.7% and 5.0% respectively, which was driven by reduced demand for our products as a result of the COVID-19 pandemic. Sales from existing businesses decreased 16.8% and 10.8% during the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019, with the direct and indirect impacts of COVID-19 contributing to the majority of the decline.

Geographically, year-over-year sales from existing businesses for the three month period ended June 26, 2020 decreased at a rate in the high-teens in developed markets and declined at a rate in the mid-teens in high-growth markets, as North America declined at a rate in the high-teens, Europe declined at a rate in the mid-teens, and Asia declined at a low-double digit rate, which was driven by sequential improvement in China. Year-over-year sales from existing businesses in China declined at a mid-single digit rate for the three month period ended June 26, 2020.
Year-over-year sales from existing businesses for the six month period ended June 26, 2020 decreased at a high-single digit rate in developed markets and declined at a rate in the mid-teens in high-growth markets, as North America declined at a high-single digit rate, Europe declined at a low-double digit rate, and Asia declined at a rate in the high-teens.
On a year-over-year basis, our Professional Instrumentation segment reported a decline in sales from existing businesses of 14.4%, while sales from existing businesses in our Industrial Technologies segment declined 20.8% for the three month period ended June 26, 2020. For the six month period ended June 26, 2020, sales from existing businesses in our Professional Instrumentation segment reported a decline of 11.2%, while sales from existing businesses in our Industrial Technologies segment declined 10.3% for the same respective period. The decline in both segments for the three and six month periods ended June 26, 2020 reflects both direct and indirect declines in demand resulting from the COVID-19 pandemic.

Outlook

During the first half of 2020, the worldwide capital markets were volatile and overall global economic conditions deteriorated significantly as a result of COVID-19. In addition, the economic uncertainties that continue to exist as a result of COVID-19 suggest that year-over-year global demand for our products and services will likely continue to contract through the remainder of 2020. Despite our critical infrastructure businesses continuing to operate, in the third quarter of 2020 we expect a year-over-year decline in sales between 5% and 8% and operating profit decrementals of approximately 35% due largely to the virus control measures and weak market conditions reducing customer demand. In the third quarter of 2020, we anticipate a sequential improvement in sales for each significant geography from the sales results in the second quarter of 2020, with North America and Asia improving at a faster rate than Europe.

Given the diverse nature of our businesses and the end-markets they serve, we believe certain of our businesses will continue being resilient against the broad COVID-19 impacts in the third quarter of 2020, while we believe others will continue being relatively more sensitive, with varied rates of recovery as the easing of virus control measures continue. The businesses we believe will be relatively more resilient include our businesses with a greater proportion of recurring revenue, including our software as a service businesses that provide critical workflow solutions to their customers, our healthcare businesses, and those with longer business cycles with strong backlogs. We believe that our businesses that are more dependent on short-cycle industrial demand and production dynamics will continue experiencing a challenging environment in the third quarter of 2020 and will take longer to recover as virus control measures become less restrictive.

We plan to continue executing broad cost reduction efforts in the third quarter while emphasizing cash flow generation. These cost reduction efforts include reducing year-over-year labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending. We are also continuing to pursue cost reductions throughout our supply chain by targeting reductions in both direct and indirect spending and reducing our facility expenses. In order to target operating profit decrementals of approximately 35%, we will continue evaluating the need for and extent of these cost actions based on sales. We recognized over $100 million of savings from these actions in the three month period ended June 26, 2020.

We are closely monitoring the health of our employees, and are continuing to implement safety protocols at our facilities to ensure the health and safety of our employees when they return to work as virus control measures become less restrictive in certain jurisdictions. In addition, we are continuing to monitor the health of our suppliers and customers, and their ability to maintain production capacity and meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or weak market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.

Despite the virus control measures in place in geographies critical to our supply chain, we have successfully implemented solutions to support our operations and have not experienced significant production material shortages, supply chain constraints, or distribution limitations impacting our operations as of the date of this Report; however, in light of the uncertainty of the COVID-19 pandemic severity and duration, we are continuing to evaluate and monitor the condition of our supply chain, including the financial health of our suppliers and their ability to access raw materials and other key inputs and may experience shortages, constraints, or disruptions during the remainder of 2020.

To mitigate the impact of the recessionary economic conditions from the COVID-19 pandemic as well as any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, and relations between the U.S. and China, we will continue applying and deploying the Fortive Business System to actively manage our supply chain and drive operating efficiencies, and continue to collaborate with our customers and suppliers to minimize disruption to their businesses. Additionally, we will continue actively managing our working capital with a focus on maximizing cash flows and cost efficiency and assessing market conditions and taking actions as we deem necessary to appropriately position our businesses in light of the economic environment and geopolitical uncertainties.

Although recent distress in the financial markets has not had a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report, we continue to monitor the financial markets and general global economic conditions. Further, we utilized certain provisions of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by the U.S. Government to provide additional short-term liquidity, including deferral of estimated Federal income tax payments into the third quarter and relief from employer payroll tax remittance, and expect to continue utilizing these benefits throughout 2020. We are also evaluating other potential income tax impacts of the CARES Act. If further changes in financial markets or other areas of the economy adversely affect our access to the capital markets, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. Refer to the “Liquidity and Capital Resources” section for additional discussion.

RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019:
Components of Sales Growth

	% Change Three Months Ended June 26, 2020 vs. Comparable 2019 Period	% Change Six Months Ended June 26, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	(15.7)%	(5.0)%
Existing businesses (Non-GAAP)	(16.8)%	(10.8)%
Acquisitions (Non-GAAP)	2.7%	7.4%
Currency exchange rates (Non-GAAP)	(1.6)%	(1.6)%
Operating Profit Margins
Operating profit margin was 12.2% for the three month period ended June 26, 2020, a decrease of 120 basis points as compared to 13.4% in the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 240 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower year-over-year sales volumes from existing businesses and an unfavorable sales mix, which were partially offset by operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — unfavorable 220 basis points

•The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction and stand-up costs related to the proposed Vontier separation — unfavorable 70 basis points
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 70 basis points
Operating profit margin was 9.5% for the six month period ended June 26, 2020, a decrease of 400 basis points as compared to 13.5% in the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 10 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower year-over-year sales volumes from existing businesses which were partially offset by operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — unfavorable 40 basis points
•The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction and stand-up costs related to the proposed Vontier separation — unfavorable 80 basis points
•The impact of the goodwill impairment of our Telematics business — unfavorable 250 basis points
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 40 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Professional Instrumentation	$1,037.5	$1,165.6	$2,141.9	$2,143.3
Industrial Technologies	533.7	699.1	1,142.8	1,314.3
Total	$1,571.2	$1,864.7	$3,284.7	$3,457.6

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
Professional Instrumentation Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Sales	$1,037.5	$1,165.6	$2,141.9	$2,143.3
Operating profit	135.6	129.9	280.1	272.6
Depreciation	21.6	20.6	41.1	37.4
Amortization	77.4	69.3	155.6	113.4
Operating profit as a % of sales	13.1%	11.1%	13.1%	12.7%
Depreciation as a % of sales	2.1%	1.8%	1.9%	1.7%
Amortization as a % of sales	7.5%	5.9%	7.3%	5.3%
Components of Sales Growth

	% Change Three Months Ended June 26, 2020 vs. Comparable 2019 Period	% Change Six Months Ended June 26, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	(11.0)%	(0.1)%
Existing businesses (Non-GAAP)	(14.4)%	(11.2)%
Acquisitions (Non-GAAP)	4.5%	12.2%
Currency exchange rates (Non-GAAP)	(1.1)%	(1.1)%
Sales from existing businesses in our Professional Instrumentation segment’s Advanced Instrumentation & Solutions businesses decreased at a rate in the mid-teens during the three month period ended June 26, 2020 and decreased at a low-double digit rate during the six month period ended June 26, 2020 as compared to the comparable periods of 2019.
Year-over-year sales from existing businesses of field solutions products and services declined at a rate in the mid-teens and declined at a low-double digit rate during the three and six month periods ended June 26, 2020, respectively. The results in both periods were driven by increased demand for our industrial imaging products in response to COVID-19 monitoring, which was more than offset by declines in demand for electrical grid condition-based monitoring equipment, portable gas detection instruments, software license and professional service offerings, and demand from our industrial channel partners, all of which were impacted by COVID-19 in both direct and adjacent end markets. During the three month period ended June 26, 2020, demand for certain of our critical workflow, health, safety, and maintenance software as a service product offerings was resilient against the broad COVID-19 challenges, and combined sales of these offerings increased low-single digits year-over-year.
Year-over-year sales from existing businesses of product realization products and services declined at a rate in the high-teens and at a rate in the mid-teens during the three and six month periods ended June 26, 2020, as compared to the comparable periods of 2019. The results were driven by decreased demand for test and measurement equipment largely driven by the impacts of COVID-19 in both direct and adjacent end markets and a decline in shipments of our energetic materials.
Geographically, demand from existing businesses in Advanced Instrumentation & Solutions decreased in most of our significant regions on a year-over-year basis during the three and six month periods ended June 26, 2020, with more significant declines in North America, Europe, and Asia in both respective periods.
Sales from existing businesses in our segment’s Sensing Technologies businesses declined at a high-single digit rate during both the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019. Sales from existing businesses in both periods were driven by increased demand in the medical end market for ventilator components and critical environment products supporting COVID-19 patient treatment efforts, which was more than offset by declines in industrial end markets. Industrial end markets were impacted both directly and indirectly by COVID-19 for both periods. Geographically, demand from existing businesses decreased in North America and Europe due to COVID-19 during both the three and six month periods ended June 26, 2020. Demand from existing businesses in Asia increased during the three month period ended June 26, 2020, and decreased during the six month period ended June 26, 2020.

Sales from our existing ASP business decreased at a high-single digit rate during the three and six month periods ended June 26, 2020, as compared to the comparable periods of Fortive ownership in 2019, as growth in Europe, Canada, and China was more than offset by declines in demand in North America. ASP’s results reflect declines in elective surgical procedure volumes which were impacted by COVID-19 in both periods, but were partially offset by increased demand for COVID-19 personal protective equipment reprocessing in the second quarter.
Year-over-year price increases in our Professional Instrumentation segment contributed 1.1% to sales growth during both the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 200 basis points during the three month period ended June 26, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 380 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2020 were less than the costs associated in 2019 — favorable 50 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower year-over-year sales volumes from existing businesses, which were partially offset by operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, a favorable sales mix, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — unfavorable 140 basis points
•The year-over-year dilutive effect of amortization from existing businesses – unfavorable 90 basis points
Operating profit margin increased 40 basis points during the six month period ended June 26, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 10 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2020 were less than the costs associated in 2019 — favorable 85 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 55 basis points
Lower year-over-year sales volumes from existing businesses were equally offset by operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, a favorable sales mix, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives.

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
Industrial Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Sales	$533.7	$699.1	$1,142.8	$1,314.3
Operating profit	82.6	145.0	81.1	243.8
Depreciation	12.4	12.1	24.4	24.6
Amortization	7.2	8.1	14.5	16.2
Goodwill impairment charge	—	—	85.3	—
Operating profit as a % of sales	15.5%	20.7%	7.1%	18.5%
Depreciation as a % of sales	2.3%	1.7%	2.1%	1.9%
Amortization as a % of sales	1.3%	1.2%	1.3%	1.2%
Components of Sales Growth

	% Change Three Months Ended June 26, 2020 vs. Comparable 2019 Period	% Change Six Months Ended June 26, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	(23.7)%	(13.0)%
Existing businesses (Non-GAAP)	(20.8)%	(10.3)%
Acquisitions (Non-GAAP)	(0.4)%	(0.3)%
Currency exchange rates (Non-GAAP)	(2.5)%	(2.4)%
Sales from existing businesses in our Transportation Technologies businesses declined greater than 20% and declined low-double digits during the three and six month periods ended June 26, 2020, respectively, as compared to the comparable periods of 2019. The year-over-year results for both periods were driven by broad-based declines across all product categories and significant geographies, which was driven by COVID-19 virus control measures. Despite the push-out to April 2021 of the liability shift related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard, and Visa global standards, demand for fuel management systems increased in North America during both periods. However, the COVID-19 pandemic somewhat impacted our ability to convert orders for fuel management systems to shipments during the three month period ended June 26, 2020, and therefore we experienced an increase in backlog that we anticipate will normalize in the second half of 2020.

Sales from existing businesses in our Franchise Distribution businesses declined at a rate in the high-teens and at a low-double digit rate during the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019 due to decreased demand across most product categories, which was driven by COVID-19 virus control measures. The results reflect sharp declines in demand due to COVID-19 virus control measures early in the second quarter, which were partially offset by improvements in demand as the quarter progressed, as virus control measures began to lift in certain jurisdictions.

Year-over-year changes in price had an insignificant impact on sales growth in our Industrial Technologies segment during the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019.
Operating profit margin decreased 520 basis points during the three month period ended June 26, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of businesses disposed of and acquired — favorable 20 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:

•Lower year-over-year sales volumes from existing businesses and an unfavorable sales mix which were partially offset by operating expense savings from broad cost reduction efforts, and to a lesser extent, lower material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — unfavorable 250 basis points
•Transaction and stand-up costs related to the proposed Vontier separation — unfavorable 270 basis points
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 20 basis points
Operating profit margin decreased 1,140 basis points during the six month period ended June 26, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of businesses disposed of and acquired — favorable 15 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower year-over-year sales volumes from existing businesses and an unfavorable sales mix which were partially offset by operating expense savings from broad cost reduction efforts, and to a lesser extent, lower material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — unfavorable 50 basis points
•Transaction and stand-up costs related to the proposed Vontier separation — unfavorable 360 basis points
•The impact of the goodwill impairment of our Telematics business — unfavorable 745 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Sales	$1,571.2	$1,864.7	$3,284.7	$3,457.6
Cost of sales	(756.9)	(960.7)	(1,594.6)	(1,740.9)
Gross profit	$814.3	$904.0	$1,690.1	$1,716.7
Gross profit margin	51.8%	48.5%	51.5%	49.7%
The year-over-year decrease in cost of sales during the three and six month periods ended June 26, 2020, as compared to the comparable periods in 2019, is due primarily to lower year-over-year sales volumes from existing businesses, lower year-over-year material costs, cost savings associated with restructuring and productivity improvement initiatives, and changes in currency exchange rates. These factors were partially offset by the impact of incremental cost of sales from our recently acquired businesses.
The year-over-year decrease in gross profit for the three and six month periods ended June 26, 2020, as compared to the comparable periods in 2019, is due primarily to lower year-over-year sales volumes and changes in currency exchange rates during both periods and an unfavorable sales mix during the second quarter, partially offset by the gross profit from recently acquired businesses, favorable impacts of pricing improvements from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions in both periods. The respective 330 basis point and 180 basis point increase in gross profit margins for the three and six month periods ended June 26, 2020 as compared to the comparable periods in 2019 is due primarily to the favorable year-over-year impact our recently acquired businesses, partially offset by lower year-over-year sales volumes from existing businesses.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Sales	$1,571.2	$1,864.7	$3,284.7	$3,457.6
Selling, general and administrative (“SG&A”) expenses	516.6	537.1	1,073.8	1,023.5
Research and development (“R&D”) expenses	106.6	117.4	220.3	226.4
Impairment of goodwill	—	—	85.3	—
SG&A as a % of sales	32.9%	28.8%	32.7%	29.6%
R&D as a % of sales	6.8%	6.3%	6.7%	6.5%
Impairment of goodwill as a % of sales	—%	—	2.6%	—%
SG&A expenses decreased during the three month period ended June 26, 2020 as compared to the comparable period of 2019, primarily due to broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in foreign currency exchange rates. These factors were partially offset by amortization and incremental expenses from our recently acquired businesses and costs associated with the proposed Vontier separation.
SG&A expenses increased during the six month period ended June 26, 2020 as compared to the comparable period of 2019, primarily due to amortization and incremental expenses from our recently acquired businesses and costs associated with the proposed Vontier separation that were partially offset by broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives and changes in foreign currency exchange rates.
On a year-over-year basis, SG&A expenses as a percentage of sales increased 410 basis points and 310 basis points during the three and six month periods ended June 26, 2020, respectively, due to year-over-year sales volume declines, higher amortization and relative spending levels at our recently acquired businesses, and costs associated with the proposed Vontier separation, partially offset by lower spending on sales and marketing growth initiatives.
R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased during the three and six month periods ended June 26, 2020 as compared to the comparable periods of 2019 primarily due to broad cost reduction efforts, partially offset by targeted investments in key growth initiatives and innovation and incremental expenses from our recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales increased during the three and six month periods ended June 26, 2020 due to year-over-year sales volume declines.
In connection with our updated forecast for our Telematics business that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, management determined the change in forecast indicated the related carrying value of goodwill may not be recoverable and performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020. This analysis resulted in an impairment of $85.3 million recorded in the first quarter of 2020.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the accompanying consolidated condensed financial statements.
Net interest expense for the three and six month periods ended June 26, 2020 was $43 million and $87 million, respectively. Net interest expense for the three and six month periods ended June 28, 2019 was $44 million and $70 million, respectively. The year-over-year decrease in interest expense in the three month period ended June 26, 2020 was due to lower year-over-year average debt balances. The year-over-year increase in interest expense for the six month period ended June 26, 2020 was due to higher year-over-year average debt balances used to fund the ASP, Intelex, and Censis acquisitions.
INCOME TAXES

Our effective tax rates for the three and six month periods ended June 26, 2020 were 14.9% and 23.2%, respectively, as compared to 14.2% and 14.5% for the three and six month periods ended June 28, 2019, respectively. There were no significant differences in the year-over-year effective tax rate for the three month period ended June 26, 2020 compared to the three month period ended June 28, 2019. The year-over-year increase in the effective tax rate for the six month period ended June 26, 2020 compared to the six month period ended June 28, 2019 was due primarily to a non-deductible goodwill impairment and tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States. For the six month period ended June 26, 2020, these factors were partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

Our effective tax rate for both periods in 2020 and 2019 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and current year earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. Specific to 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a non-deductible goodwill impairment and the tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020; however, we have not identified material impacts to the tax provision as of June 26, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.
COMPREHENSIVE INCOME
Comprehensive income decreased by $9 million during the three month period ended June 26, 2020 as compared to the comparable period in 2019 due primarily to net earnings that were lower by $45 million, partially offset by favorable changes in foreign currency translation adjustments of $35 million.
Comprehensive income decreased by $286 million during the six month period ended June 26, 2020 as compared to the comparable period in 2019 due primarily to net earnings that were lower by $167 million and unfavorable changes in foreign currency translation adjustments of $118 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant during the three and six month periods ended June 26, 2020.
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

Although recent distress in the financial markets has not had a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report, we continue to monitor the capital markets and general global economic conditions. The financial markets worldwide, including the United States, have been impacted by COVID-19 and this volatility and disruption has impacted broad access to the capital markets and pricing on new indebtedness. Our credit facilities, including our revolving credit facility, are predominately with institutions that, to date, appear to be relatively unaffected by the disruption. However, the distress in the financial markets has resulted in volatility and disruption in the commercial paper market. As a result of the volatility and disruption in the commercial paper market, we refinanced all of our outstanding commercial paper with borrowings under our $750 million delayed-draw term loan facility, as detailed in the 2021 Term Loan section below.

On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, with $250 million in principal amount outstanding as of June 26, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of June 26, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $750 million in principal amount outstanding as of June 26, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of June 26, 2020 as follows:

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
In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants, and we were in compliance with all of our financial covenants on June 26, 2020.
We continue to generate cash from operating activities and believe our cash flow and other sources of liquidity, which consists of access to short-term loans and our revolving credit facility currently, in addition to short-term liquidity benefits provided by cash repatriation and certain provisions of the CARES Act, including relief from employer payroll tax remittance and other tax impacts we are evaluating, will be sufficient to allow us to continue investing in existing businesses and maintain our capital structure on both a short and long-term basis. Further, while the recent distress in the financial markets has resulted in volatility and disruption in the commercial paper market, we may utilize our commercial paper programs as a source of liquidity if and when the commercial paper markets are attractive.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the six month period ended June 26, 2020:

	Six Months Ended
($ in millions)	June 26, 2020	June 28, 2019
Total operating cash provided by continuing operations	$671.0	$421.4

Payments for additions to property, plant and equipment	$(59.5)	$(48.5)
Cash paid for acquisitions, net of cash received	(11.4)	(3,237.1)
Proceeds from sale of assets	5.3	—
All other investing activities	0.4	—
Total investing cash used in continuing operations	$(65.2)	$(3,285.6)

Net proceeds from (repayments of) commercial paper borrowings	$(1,141.9)	$892.3
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $8 million and $24 million in 2020 and 2019, respectively	741.7	2,413.2
Repayment of borrowings (maturities greater than 90 days)	(250.0)	(455.3)
Payment of common stock cash dividend to shareholders	(47.1)	(46.8)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.3)	(34.5)
All other financing activities	(13.8)	7.5
Total financing cash (used in) provided by continuing operations	$(728.4)	$2,776.4
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.
Cash flows from operating activities were approximately $671 million during the first six months of 2020, an increase of $250 million, as compared to the comparable period of 2019. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•2020 operating cash flows were impacted by lower net earnings for the first six months of 2020 as compared to the comparable period in 2019. Net earnings for the six month period ended June 26, 2020 were impacted by a year-over-year decrease in operating profits of $58 million, a gain on the sale property of $5 million, and a decrease in net interest expense of $1 million associated with our financing activities related to recent acquisitions. The year-over-year decrease in operating profit was impacted by the non-cash goodwill impairment charge of $85 million, costs associated with the proposed Vontier separation, and a net year-over-year increase in depreciation and amortization expenses of $44 million largely attributable to recently acquired businesses. Depreciation, amortization, and goodwill impairment charges are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable provided $163 million of cash during the first six months of 2020 as compared to using $68 million in the comparable period of 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $20 million of cash during the first six months of 2020 as compared to using $71 million of cash in the comparable period of 2019. The year over year change was largely driven by the timing of tax payments and various employee benefit accruals.
Investing Activities
Net cash used in investing activities decreased $3.2 billion during the six month period ended June 26, 2020 as compared to the comparable period of 2019, largely due to cash paid for the acquisitions of ASP and Intelex during the six month period ended June 28, 2019 and the proceeds from the disposition of assets during the six month period ended June 26, 2020, which was minimally offset by a year-over-year increase in capital expenditures.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ended December 31, 2020, we expect capital spending to be between approximately $80 million and $100 million, which includes approximately $20 million of one-time capital expenditures related to the integration of the ASP acquisition. Actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities used cash of $728 million during the six month period ended June 26, 2020, reflecting $750 million of borrowings from our 2021 Term Loan, which was more than offset by repayments of $1.1 billion of commercial paper and $250.0 million of our 2020 Term Loan. In the comparable 2019 period, financing activities generated cash of approximately $2.8 billion, largely due to the issuance of our Convertible Senior Notes and borrowings under our 2020 Delayed-Draw Term Loan. During the six month period ended June 26, 2020, we paid $64 million of cash dividends to shareholders of our common stock and MCPS.

2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2.0 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of June 26, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.

2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of June 26, 2020 borrowings under this facility bore an interest rate of 1.80% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.

On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.

2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. As of June 26, 2020, borrowings under this facility bore an interest rate of 1.00% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 26, 2020, we prepaid $250 million of the 2020 Term Loan. The prepayment fees associated with this payment were immaterial.

When market conditions allow, we also have the ability to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under the Commercial Paper Programs. Credit support for the Commercial Paper Programs is provided by our five-year, $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (“Revolving Credit Facility”). The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs. We expect to limit any borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, and to repay any outstanding commercial paper as it matures.
We had $2.0 billion available under the Revolving Credit Facility as of June 26, 2020, and did not hold commercial paper as of June 26, 2020, and accordingly, we had the ability to incur an additional $2.0 billion of indebtedness under the Revolving Credit Facility as of June 26, 2020. Refer to Note 5 of the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
We have $2.7 billion in debt with maturities within one year of June 26, 2020. Based on our intent and ability to refinance our borrowings outstanding under the 2020 Delayed-Draw Term Loan of $1.0 billion and the 2021 Term Loan of $748.7 million for at least one year from the balance sheet date, as supported by availability under the Revolving Credit Facility, we have classified these loans as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of June 26, 2020. Our intent with respect to the refinancing of these outstanding borrowings may change once the proposed separation of Vontier is effectuated, in which case these loans may be repaid using the cash flows received from the separation. Borrowings under the 2020 Term Loan of $250 million and 2.35% Senior unsecured notes due 2021 of $748.8 million are recorded in the Current portion of long-term debt line item in our Consolidated Condensed Balance Sheet as of June 26, 2020.
Dividends
Aggregate cash payments for preferred and common stock dividends paid to shareholders during the six month period ended June 26, 2020 were $64 million and are recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows. On April 9, 2020, dividends of $17.2 million were declared on our preferred shares and paid on July 1, 2020. As such, our preferred dividends were accrued and recorded as Mandatory convertible preferred stock cumulative dividends in the Consolidated Condensed Statement of Changes in Equity and in Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheet as of June 26, 2020.
Cash and Cash Requirements
As of June 26, 2020, we held approximately $1.1 billion of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 0.5% during the three month period ended June 26, 2020. Approximately 75% of the $1.1 billion of cash and equivalents we held as of June 26, 2020 was held outside of the United States.
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
Additionally, we anticipate the provisions of the CARES Act will continue providing us with short-term liquidity benefits, specifically the deferral of employer payroll tax payments until December 31, 2021 and December 31, 2022 of approximately $40 million to $50 million, in addition to other potential income tax impacts that we are continuing to evaluate. During the three month period ended June 26, 2020, we deferred remittance of approximately $15 million in payroll tax payments into 2021 and approximately $10 million of estimated Federal income tax payments into the third quarter of 2020.

Given the impact of the COVID-19 pandemic and current market conditions in the U.S., we have updated our assertion for previously unremitted earnings from 2019 and prior periods due to new facts and circumstances that we did not face in prior periods. The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. During the six month period ended June 26, 2020, we provided foreign remittance taxes of $13 million on the repatriation of $310 million of previously unremitted earnings from 2019 and prior periods.

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
As of June 26, 2020, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
Other than noted below, there were no material changes during the three and six month periods ended June 26, 2020 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.
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

Recent deterioration in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts, financing, and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the three and six month periods ended June 26, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the three and six month periods ended June 26, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

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
Additional Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2019 Annual Report on Form 10-K. There were no material changes during the three and six month periods ended June 26, 2020 to the information reported in our 2019 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2019 Annual Report on Form 10-K and such information should be read in conjunction with the new risk factor relating to COVID-19 that is presented below. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factor identified in the “Risk Factors” section of our 2019 Annual Report Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report. There were no other material changes during the quarter ended June 26, 2020 to the risk factors reported in the “Risk Factors” section of our 2019 Annual Report on Form 10-K.

The effect of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is continuing to have a material, adverse impact on our business and results of operations.

Our global operations expose us broadly to the COVID-19 pandemic, which continues to spread worldwide. In particular, continued efforts to mitigate the spread of the virus have caused us, our suppliers, and customers to reduce commercial activities and utilization of facilities and manufacturing sites, resulting in reduction in demand for our products and services, our ability to source required materials and components, and our ability to manufacture, sell, and service our products. In addition, implementation of measures to help control the spread of the virus, including internal work-from-home policies to protect the health of our employees and community, “shelter in place” and “stay at home” orders, travel restrictions, school closures, social distancing measures, and re-opening restrictions have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers, and our ability to retain our workforce without implementing targeted furloughs, and increased the risk and cost of protecting against cyber attacks. Furthermore, the volatility and disruption in the capital markets from the COVID-19 pandemic and its impact on the global economy has adversely effected the cost of, and access to, capital and the timing of the proposed separation of Vontier. While we continue to implement global and local response teams, incremental cost reduction efforts, and business continuity efforts internally and with our customers, suppliers, and vendors, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

The degree to which COVID-19 impacts us going forward will depend on future developments that are highly uncertain and therefore cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, or the actions taken to contain the spread and impact of COVID-19, and how quickly and to what extent normal economic, market, and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, in-person collaboration efforts, and consumer confidence.

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

10.1	Description of Compensation Arrangement for Non-Management Directors.*

10.2
Amendment No. 3 to Revolving Credit Agreement, dated as of April 24, 2020, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on form 8-K filed on April 30, 2020, File No 1-37654).

10.3
Amendment No. 2 to Term Loan Credit Agreement, dated as of April 24, 2020, by and among Fortive Corporation, Bank of America, N.A. as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on April 30, 2020, File No 1-37654).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 26, 2020, formatted in Inline XBRL and contained in Exhibit 101
* Indicates management contract or compensatory plan, contract or arrangement.
(1)  Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 26, 2020 and December 31, 2019, (ii) Consolidated

Condensed Statements of Earnings for the three and six month periods ended June 26, 2020 and June 28, 2019, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six month periods ended June 26, 2020 and June 28, 2019, (iv) Consolidated Condensed Statement of Changes in Equity for the three month periods ended June 26, 2020 and June 28, 2019, (v) Consolidated Condensed Statements of Cash Flows for the six month periods ended June 26, 2020 and June 28, 2019, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 28, 2020	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 28, 2020	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer