Form 10-Q
period 2020-09-25
Fortive Corp
filed 2020-10-27
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 25, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 20, 2020 was 337,195,814.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	September 25, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,489.1	$1,205.2
Accounts receivable, net	1,207.6	1,384.5
Inventories:
Finished goods	296.6	285.6
Work in process	98.3	100.4
Raw materials	266.9	254.3
Inventories	661.8	640.3
Prepaid expenses and other current assets	414.1	455.6
Current assets, discontinued operations	2.1	3.2
Total current assets	3,774.7	3,688.8
Property, plant and equipment, net of accumulated depreciation of $889.7 and $838.7 at September 25, 2020 and December 31, 2019, respectively	513.6	519.5
Operating lease right-of-use assets	215.1	206.8
Other assets	759.7	779.6
Goodwill	8,341.0	8,399.3
Other intangible assets, net	3,595.6	3,845.0
Total assets	$17,199.7	$17,439.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$999.2	$1,500.0
Trade accounts payable	777.1	765.5
Current operating lease liabilities	54.7	54.9
Accrued expenses and other current liabilities	1,210.0	1,146.8
Total current liabilities	3,041.0	3,467.2
Operating lease liabilities	171.0	159.0
Other long-term liabilities	1,600.4	1,584.2
Long-term debt	4,699.2	4,828.4
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at September 25, 2020 and December 31, 2019	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 338.3 and 336.9 million issued; 337.2 and 336.0 million outstanding at September 25, 2020 and December 31, 2019, respectively	3.4	3.4
Additional paid-in capital	3,391.7	3,311.1
Retained earnings	4,372.7	4,128.8
Accumulated other comprehensive income (loss)	(91.7)	(56.3)
Total Fortive stockholders’ equity	7,676.1	7,387.0
Noncontrolling interests	12.0	13.2
Total stockholders’ equity	7,688.1	7,400.2
Total liabilities and equity	$17,199.7	$17,439.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales of products and software	$1,671.3	$1,624.6	$4,526.8	$4,652.7
Sales of services	231.0	235.4	660.2	664.9
Total sales	1,902.3	1,860.0	5,187.0	5,317.6
Cost of product and software sales	(774.6)	(781.2)	(2,102.0)	(2,237.1)
Cost of service sales	(144.3)	(151.1)	(411.5)	(436.1)
Total cost of sales	(918.9)	(932.3)	(2,513.5)	(2,673.2)
Gross profit	983.4	927.7	2,673.5	2,644.4
Operating costs:
Selling, general and administrative expenses	(562.3)	(566.5)	(1,636.1)	(1,590.0)
Research and development expenses	(110.7)	(119.1)	(331.0)	(345.5)
Impairment of goodwill	—	—	(85.3)	—
Operating profit	310.4	242.1	621.1	708.9
Non-operating expenses, net:
Gain from combination of business	—	41.2	—	41.2
Interest expense, net	(43.9)	(47.0)	(130.7)	(116.7)
Other non-operating income (expense), net	(1.4)	(1.2)	(0.7)	(1.6)
Earnings from continuing operations before income taxes	265.1	235.1	489.7	631.8
Income taxes	(39.3)	(27.8)	(91.3)	(85.2)
Net earnings from continuing operations	225.8	207.3	398.4	546.6
Loss from discontinued operations, net of income taxes	—	(0.2)	(0.7)	(0.5)
Net earnings	225.8	207.1	397.7	546.1
Mandatory convertible preferred dividends	(17.3)	(17.3)	(51.8)	(51.8)
Net earnings attributable to common stockholders	$208.5	$189.8	$345.9	$494.3

Net earnings per common share from continuing operations:
Basic	$0.62	$0.57	$1.03	$1.47
Diluted	$0.61	$0.56	$1.02	$1.46
Net earnings per share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net earnings per share:
Basic	$0.62	$0.56	$1.03	$1.47
Diluted	$0.61	$0.56	$1.02	$1.46
Average common stock and common equivalent shares outstanding:
Basic	337.6	336.1	337.3	335.6
Diluted	340.8	339.9	340.2	339.7

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net earnings	$225.8	$207.1	$397.7	$546.1
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	63.9	(52.5)	(36.4)	(34.5)
Pension adjustments	1.0	0.5	1.0	1.5
Total other comprehensive income (loss), net of income taxes	64.9	(52.0)	(35.4)	(33.0)
Comprehensive income (loss)	$290.7	$155.1	$362.3	$513.1
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	336.0	$3.4	1.4	$—	$3,311.1	$4,128.8	$(56.3)	$13.2
Adoption of accounting standard	—	—	—	—	—	(31.3)	—	—
Balance, January 1, 2020	336.0	$3.4	1.4	$—	$3,311.1	$4,097.5	$(56.3)	$13.2
Net earnings for the period	—	—	—	—	—	41.9	—	—
Dividends to common shareholders	—	—	—	—	—	(23.5)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(137.3)	—
Common stock-based award activity	0.8	—	—	—	22.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(2.0)
Balance, March 27, 2020	336.8	$3.4	1.4	$—	$3,333.7	$4,098.6	$(193.6)	$11.2
Net earnings for the period	—	—	—	—	—	130.0	—	—
Dividends to common shareholders	—	—	—	—	—	(23.6)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	37.0	—
Common stock-based award activity	0.2	—	—	—	27.0	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	0.4
Balance, June 26, 2020	337.0	$3.4	1.4	$—	$3,360.7	$4,187.8	$(156.6)	$11.6
Net earnings for the period	—	—	—	—	—	225.8	—	—
Dividends to common shareholders	—	—	—	—	—	(23.6)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	64.9	—
Common stock-based award activity	0.2	—	—	—	31.0	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	0.4
Balance, September 25, 2020	337.2	$3.4	1.4	$—	$3,391.7	$4,372.7	$(91.7)	$12.0

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	164.4	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	17.2	—
Common stock-based award activity	0.5	—	—	—	13.9	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(5.4)
Balance, March 29, 2019	335.0	$3.4	1.4	$—	$3,240.3	$3,676.4	$(69.4)	$12.0
Net earnings for the period	—	—	—	—	—	174.6	—	—
Dividends to common shareholders	—	—	—	—	—	(23.4)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	1.8	—
Common stock-based award activity	0.4	—	—	—	25.1	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	(0.7)
Balance, June 28, 2019	335.4	$3.4	1.4	$—	$3,265.4	$3,810.4	$(67.6)	$11.3
Net earnings for the period	—	—	—	—	—	207.1	—	—
Dividends to common shareholders	—	—	—	—	—	(23.5)	—	—
Mandatory convertible cumulative stock dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	(52.0)	—
Common stock-based award activity	0.3	—	—	—	25.8	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	0.6
Balance, September 27, 2019	335.7	$3.4	1.4	$—	$3,291.2	$3,976.7	$(119.6)	$11.9
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 25, 2020	September 27, 2019
Cash flows from operating activities:
Net earnings from continuing operations	$398.4	$546.6
Noncash items:
Depreciation	98.1	97.7
Amortization	254.5	211.4
Stock-based compensation expense	60.2	45.5
Impairment of goodwill	85.3	—
Gain from combination of business	—	(41.2)
Gain on sale of assets	(5.3)	—
Change in trade accounts receivable, net	147.8	(133.5)
Change in inventories	(10.2)	69.4
Change in trade accounts payable	13.4	(7.9)
Change in prepaid expenses and other assets	54.0	(115.1)
Change in accrued expenses and other liabilities	56.5	127.5
Total operating cash provided by continuing operations	1,152.7	800.4
Total operating cash used in discontinued operations	(0.8)	(4.4)
Net cash provided by operating activities	1,151.9	796.0
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(86.2)	(79.6)
Proceeds from sale of assets	5.3	—
Cash paid for acquisitions, net of cash received	(24.7)	(3,387.7)
All other investing activities	0.5	—
Net cash used in investing activities	(105.1)	(3,467.3)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(1,141.9)	695.5
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $8 million and $24 million in 2020 and 2019, respectively	741.7	2,413.2
Repayment of borrowings (maturities greater than 90 days)	(250.0)	(455.3)
Payment of common stock cash dividend to shareholders	(70.7)	(70.3)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(34.5)
All other financing activities	(4.8)	16.4
Net cash (used in) provided by financing activities	(760.2)	2,565.0
Effect of exchange rate changes on cash and equivalents	(2.7)	(11.6)
Net change in cash and equivalents	283.9	(117.9)
Beginning balance of cash and equivalents	1,205.2	1,178.4
Ending balance of cash and equivalents	$1,489.1	$1,060.5
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of September 25, 2020 and December 31, 2019, our results of operations for the three and nine month periods ended September 25, 2020 and September 27, 2019, and cash flows for the nine month periods ended September 25, 2020 and September 27, 2019.
Vontier Separation and Discontinued Operations
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Separation”) on a pro rata basis. To effect the Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Separation. The Company currently plans to divest its 19.9% retained shares in Vontier after the spin-off in a tax-efficient manner no later than twelve months after the Distribution Date. As the disposition occurred during the fourth fiscal quarter of 2020, the Company will classify Vontier as a discontinued operation in its financial statements beginning in the fourth quarter of 2020. The results of our Industrial Technologies segment are included in continuing operations for the periods ended September 25, 2020. Refer to Note 2 for additional information.
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
Segment Presentation
Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Reclassification of certain prior year amounts have been made to conform to current year presentation.
In light of the recently completed Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes to better assess the operational performance of and allocate resources to our businesses. Presentation within the notes to the unaudited consolidated condensed financial statements for the three and nine month periods ended September 25, 2020 has not be reclassified to reflect this segment change. Refer to Note 12 for additional information.

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We designated our ¥13.8 billion senior unsecured term facility loan and our Euro-denominated commercial paper outstanding during the nine months ended September 25, 2020 as net investment hedges of our investment in certain foreign operations; we exited our Euro-denominated commercial paper positions during the second quarter of 2020. Accordingly, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized losses of $2.0 million and gains $2.0 million for the three and nine month periods ended September 25, 2020, respectively, in other comprehensive income (loss) related to the net investment hedges. We recognized gains of $10.3 million and $10.4 million for the three and nine month periods ended September 27, 2019, respectively, in other comprehensive income (loss) related to the net investment hedges. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and nine month periods ended September 25, 2020 and September 27, 2019.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended September 25, 2020:
Balance, June 26, 2020	$(79.1)	$(77.5)		$(156.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	63.9	—		63.9
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	1.2	(a)	1.2
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	63.9	1.0		64.9
Balance, September 25, 2020	$(15.2)	$(76.5)		$(91.7)

For the Three Months Ended September 27, 2019:
Balance, June 28, 2019	$(11.3)	$(56.3)		$(67.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(52.5)	—		(52.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.7	(a)	0.7
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(52.5)	0.5		(52.0)
Balance, September 27, 2019	$(63.8)	$(55.8)		$(119.6)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Nine Months Ended September 25, 2020:
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(36.4)	—		(36.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	1.2	(a)	1.2
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	(36.4)	1.0		(35.4)
Balance, September 25, 2020	$(15.2)	$(76.5)		$(91.7)

For the Nine Months Ended September 27, 2019:
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(34.5)	—		(34.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	2.1	(a)	2.1
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.5		1.5
Net current period other comprehensive income (loss), net of income taxes	(34.5)	1.5		(33.0)
Balance, September 27, 2019	$(63.8)	$(55.8)		$(119.6)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
Recently Issued Accounting Standard
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This standard is effective for us beginning January 1, 2022, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.
Recently Adopted Accounting Standard
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
Expected credit losses of the assets originated during the three and nine month periods ended September 25, 2020, as well as changes to expected losses during the same periods, are recognized in earnings for the three and nine month periods ended September 25, 2020.

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

Volatility and uncertainty in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts, financing, and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the three and nine month periods ended September 25, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the three and nine month periods ended September 25, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts, unbilled, and financing receivables as of September 25, 2020 ($ in millions):

Balance, December 31, 2019	$82.1
Transition Adjustment	40.0
Provision	42.7
Write-offs	(37.1)
FX and Other	(1.4)
Balance, September 25, 2020	$126.3

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
During the nine month period ended September 25, 2020, we recorded adjustments to the preliminary purchase price allocation of acquisitions that closed during 2019 that resulted in a net increase to goodwill of $31.6 million, prior to foreign currency translation impacts.
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

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of September 25, 2020 we have closed 20 Principal Countries and 20 Non-Principal Countries that, in aggregate, accounted for approximately 99% of the preliminary valuation of ASP. The remaining Non-Principal Countries represent approximately 1% of the preliminary valuation of ASP, or $22.3 million, which is included as a prepaid asset in Other assets in the Condensed Consolidated Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at September 25, 2020, and the majority of the provisional goodwill is tax deductible.

In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”), and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of September 25, 2020, ASP had exited the TSA in the U.S., Canada, Mexico, Australia, New Zealand and EMEA.

The following table summarizes the provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of September 25, 2020, prior to foreign currency impacts; we did not acquire accounts receivable or accounts payable from Johnson & Johnson ($ in millions):

Advanced Sterilization Products
Inventories	$189.6
Property, plant and equipment	48.2
Goodwill	1,437.1
Other intangible assets, primarily customer relationships, trade names and technology	1,123.5
Other assets and liabilities, net	(78.0)
Total consideration allocated to Principal Countries and closed Non-Principal Countries	2,720.4
Prepaid acquisition asset related to remaining Non-Principal Countries	22.3
Net cash consideration	$2,742.7
Post-close transaction and integration costs associated with the Transaction were approximately $14 million and $56 million for the three and nine month periods ended September 25, 2020, respectively, and were primarily amounts paid to third-party advisors.
Vontier Separation - Subsequent Event
On the Distribution Date, the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier to Fortive stockholders on a pro rata basis. To effect the Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Separation. The Company currently plans to divest its 19.9% retained shares in Vontier after the spin-off in a tax-efficient manner no later than twelve months after the distribution date.
On September 29, 2020, Vontier entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On the Distribution Date, Vontier drew down the full $1.8 billion available under the Term Loans. Vontier used the proceeds from the Term Loans to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Separation and $200 million used as a preliminary adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). The Company intends to apply the Cash Consideration to repay certain outstanding indebtedness, interest on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends. Refer to Note 5 for the description of the debt repayments made subsequent to September 25, 2020 and other anticipated repayments.
As the disposition occurred during the fourth fiscal quarter of 2020, the Company will classify Vontier as a discontinued operation in its financial statements beginning in the fourth quarter of 2020; the results of our Industrial Technologies segment are included in continuing operations for the periods ended September 25, 2020. For the year ended December 31, 2019, Vontier had revenues of approximately $2.8 billion.

As a result of planning for the Separation, the Company incurred $21 million and $62 million in Vontier stand-up and separation-related costs during the three and nine month periods ended September 25, 2020, respectively, which were recorded in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings. These stand-up and separation-related costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions and will be reclassified into discontinued operations in future filings.

In connection with the Separation, Fortive and Vontier entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a stockholder’s and registration rights agreement. These agreements govern the separation between Fortive and Vontier of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after Vontier’s separation and also govern certain relationships between Fortive and Vontier after the Separation.
NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Professional Instrumentation (a)	Industrial Technologies (a)	Total Goodwill
Balance, December 31, 2019	$7,242.6	$1,156.7	$8,399.3
Acquisitions	31.6	—	31.6
Impairment charge	—	(85.3)	(85.3)
Foreign currency translation and other	9.2	(13.8)	(4.6)
Balance, September 25, 2020	$7,283.4	$1,057.6	$8,341.0
(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

Impairment Charge
We test goodwill for impairment annually in the fourth quarter of each year and may review goodwill in interim periods if certain events occur or circumstances change. Based on our most recent annual impairment assessment, we concluded that the goodwill for our twelve reporting units was not impaired as of December 31, 2019.
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
As a result of the interim impairment testing performed, we concluded that the estimated fair value of our Telematics reporting unit was less than our carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three month period ended March 27, 2020 to reduce the carrying value of goodwill to $235.9 million. The charge is included in the operating results of our Industrial Technologies segment.

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

Impairment Testing
During the second quarter ended June 26, 2020 and the third quarter ended September 25, 2020, we evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for the Telematics reporting unit, and determined no triggering events had occurred.
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
NOTE 4. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair value, and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 25, 2020
Deferred compensation liabilities	$—	$33.9	$—	$33.9
December 31, 2019
Deferred compensation liabilities	$—	$29.6	$—	$29.6
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
On March 27, 2020, we evaluated our Telematics reporting unit for impairment and recorded an impairment of goodwill of $85.3 million to adjust the carrying value of the reporting unit to the estimated fair value. Refer to Note 3 for additional information regarding the inputs and methodology used to estimate the fair value. During the second quarter ended June 26, 2020 and the third quarter ended September 25, 2020, we evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for the Telematics reporting unit, and determined no triggering events had occurred. In addition, we evaluated our other long-lived non-financial assets as of September 25, 2020 and determined no triggering events were identified.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 25, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.2	$1,008.5	$1,500.0	$1,500.0
Long-term debt, net of current maturities	$4,699.2	$4,988.1	$4,828.4	$4,992.3
As of September 25, 2020 and December 31, 2019, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	September 25, 2020	December 31, 2019
U.S. dollar-denominated commercial paper	$—	$884.4
Euro-denominated commercial paper	—	264.1
Delayed-draw term loan due 2020	1,000.0	1,000.0
Term Loan due 2020	250.0	500.0
Term Loan due 2021	749.1	—
Yen variable interest rate term loan due 2022	130.7	127.1
2.35% senior unsecured notes due 2021	749.2	748.2
3.15% senior unsecured notes due 2026	893.8	893.0
4.30% senior unsecured notes due 2046	547.1	547.0
0.875% senior convertible notes due 2022	1,378.5	1,347.3
Other	—	17.3
Long-term debt	5,698.4	6,328.4
Less: current portion of long-term debt	999.2	1,500.0
Long-term debt, net of current maturities	$4,699.2	$4,828.4
Aggregate unamortized debt discounts, premiums and issuance costs of $70 million and $102 million as of September 25, 2020 and December 31, 2019, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2019 Annual Report on Form 10-K for further details of our debt financing.

In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with a 364-day delayed-draw term loan, as detailed in the 2021 Term Loan section below. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 25, 2020, no borrowings were outstanding under the Revolving Credit Facility.
On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, with $250 million in principal amount outstanding as of September 25, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of September 25, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $750 million in principal amount outstanding as of September 25, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of September 25, 2020 as follows:

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
In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on September 25, 2020.
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
Of the $1.4 billion in principal amount from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. We recognized $13.6 million in interest expense during the three month period ended September 25, 2020, of which $3.2 million was related to the contractual coupon rate of 0.875% and $1.8 million was attributable to the amortization of debt issuance costs. We recognized $40.6 million in interest expense during the nine month period ended September 25, 2020, of which $9.5 million was related to the contractual coupon rate of 0.875% and $5.6 million was attributable to the amortization of debt issuance costs. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at September 25, 2020 was $48.6 million.
Prior to November 15, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Convertible Notes.
2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. As of September 25, 2020, borrowings under this facility bore an interest rate of 1.00% per annum. The 2020 Term Loan is due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 26, 2020, we prepaid $250 million and on October 9, 2020, we repaid the remaining $250 million of the 2020 Term Loan. The fees associated with both prepayments were immaterial.
2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of September 25, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.
2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2.0 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of September 25, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.

Classification of Debt Due within the Next Twelve Months
We classified our borrowings outstanding under the 2020 Delayed-Draw Term Loan and the 2021 Term Loan as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of September 25, 2020, as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. Our intent with respect to the refinancing of these outstanding borrowings was subject to change following the Vontier Separation, as described below. In addition, these loans may be further repaid using the cash flows received from the Separation or as part of the divestiture of our remaining 19.9% investment in Vontier.
Our 2020 Term Loan and 2.35% Senior unsecured notes due 2021 are recorded in the Current portion of long-term debt line item in the accompanying Consolidated Condensed Balance Sheet as of September 25, 2020.
Vontier Separation - Subsequent Events
Using the Cash Consideration from the Separation, we repaid, or delivered a notice of redemption of, the following indebtedness as of the date of this Report:
•On October 9, 2020, we repaid $350 million of the outstanding $750 million of the 2021 Term Loan. The fees associated with the prepayment were immaterial.
•On October 15, 2020, we repaid the outstanding ¥13.8 billion balance of the Yen variable interest rate term loan due 2022 which approximated $131 million.
•On October 14, 2020, we provided a notice that we will redeem for cash all of our outstanding 2.35% Senior Notes due 2021 (the “Notes”) in accordance with the terms of the indenture governing the Notes. The redemption date for the outstanding Notes to be redeemed will be November 13, 2020 (the “Redemption Date”) and the redemption price will be equal to the greater of: (a) 100% of the principal amount of the Notes, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed (not including any portion of such payments of interest that will be accrued and unpaid as of the Redemption Date), discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 20 basis points, plus accrued and unpaid interest up to (but not including) the Redemption Date. As of October 14, 2020, approximately $750 million aggregate principal amount of the Notes were outstanding. We will write-off the remaining unamortized deferred financing costs and record a make-whole provisions charge for the loss on extinguishment of the debt represented by the Notes in the fourth quarter of 2020.
As a result of the Separation and in accordance with the anti-dilution provisions of the Convertible Notes, effective October 9, 2020, the Convertible Notes are convertible into shares of our common stock at an adjusted conversion rate of 10.9568 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $91.27 per share), subject to future adjustment upon the occurrence of certain events.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $81 million as of September 25, 2020 and $79 million as of December 31, 2019.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of September 25, 2020 and December 31, 2019, we had $115 million and $147 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Condensed Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial during the three and nine month periods ended September 25, 2020.
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
Our contract liabilities consisted of the following ($ in millions):

	September 25, 2020	December 31, 2019
Deferred revenue - current	$456.7	$410.1
Deferred revenue - noncurrent	90.5	99.2
Total contract liabilities	$547.2	$509.3
During the three and nine month periods ended September 25, 2020, we recognized revenue related to our contract liabilities at December 31, 2019 of $104 million and $314 million, respectively. The change in our contract liabilities from December 31, 2019 to September 25, 2020 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from September 25, 2020, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

September 25, 2020
Professional Instrumentation	$137.1
Industrial Technologies	386.0
Total remaining performance obligations	$523.1
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 40 percent within the next two years, approximately 70 percent within the next three years and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, major product group and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three month period ended September 25, 2020 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products and software	$1,671.3	$985.3	$686.0
Sales of services	231.0	170.4	60.6
Total	$1,902.3	$1,155.7	$746.6

Geographic:
United States	$1,130.9	$605.5	$525.4
China	159.2	143.0	16.2
All other (each country individually less than 5% of total sales)	612.2	407.2	205.0
Total	$1,902.3	$1,155.7	$746.6

Major Products Group:
Professional tools and equipment	$1,255.5	$677.0	$578.5
Industrial automation, controls and sensors	110.7	110.7	—
Franchise distribution	168.1	—	168.1
Medical technologies	308.1	308.1	—
All other	59.9	59.9	—
Total	$1,902.3	$1,155.7	$746.6

End markets:
Direct sales:
Retail fueling (a)	$526.1	$—	$526.1
Industrial & Manufacturing	113.1	113.1	—
Vehicle repair (a)	150.9	—	150.9
Utilities & Power	44.3	44.3	—
Medical (a)	308.3	308.3	—
Other	371.0	307.2	63.8
Total direct sales	1,513.7	772.9	740.8
Distributors(a)	388.6	382.8	5.8
Total	$1,902.3	$1,155.7	$746.6

(a) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three month period ended September 25, 2020 was $815.3 million.

Disaggregation of revenue for the three month period ended September 27, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation (a)	Industrial Technologies (a)
Sales:
Sales of products and software	$1,624.6	$984.8	$639.8
Sales of services	235.4	160.8	74.6
Total	$1,860.0	$1,145.6	$714.4

Geographic:
United States	$1,088.6	$611.2	$477.4
China	142.0	119.5	22.5
All other (each country individually less than 5% of total sales)	629.4	414.9	214.5
Total	$1,860.0	$1,145.6	$714.4

Major Products Group:
Professional tools and equipment	$1,240.1	$688.5	$551.6
Industrial automation, controls and sensors	116.3	116.3	—
Franchise distribution	162.8	—	162.8
Medical technologies	274.1	274.1	—
All other	66.7	66.7	—
Total	$1,860.0	$1,145.6	$714.4

End markets:
Direct sales:
Retail fueling (b)	$495.7	$—	$495.7
Industrial & Manufacturing	108.2	108.2	—
Vehicle repair (b)	147.5	—	147.5
Utilities & Power	48.3	48.3	—
Medical (b)	274.1	274.1	—
Other	406.7	341.7	65.0
Total direct sales	1,480.5	772.3	708.2
Distributors(b)	379.5	373.3	6.2
Total	$1,860.0	$1,145.6	$714.4

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

(b) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the three month period ended September 27, 2019 was $778.6 million.

Disaggregation of revenue for the nine month period ended September 25, 2020 is presented as follows ($ in millions):

	Total	Professional Instrumentation	Industrial Technologies
Sales:
Sales of products and software	$4,526.8	$2,813.1	$1,713.7
Sales of services	660.2	484.5	175.7
Total	$5,187.0	$3,297.6	$1,889.4

Geographic:
United States	$3,058.7	$1,749.7	$1,309.0
China	432.1	393.6	38.5
All other (each country individually less than 5% of total sales)	1,696.2	1,154.3	541.9
Total	$5,187.0	$3,297.6	$1,889.4

Major Products Group:
Professional tools and equipment	$3,366.7	$1,925.5	$1,441.2
Industrial automation, controls and sensors	327.7	327.7	—
Franchise distribution	448.2	—	448.2
Medical technologies	872.5	872.5	—
All other	171.9	171.9	—
Total	$5,187.0	$3,297.6	$1,889.4

End markets:
Direct sales:
Retail fueling (a)	$1,288.3	$—	$1,288.3
Industrial & Manufacturing	324.9	324.9	—
Vehicle repair (a)	397.3	—	397.3
Utilities & Power	127.0	127.0	—
Medical (a)	872.7	872.7	—
Other	1,100.2	910.1	190.1
Total direct sales	4,110.4	2,234.7	1,875.7
Distributors(a)	1,076.6	1,062.9	13.7
Total	$5,187.0	$3,297.6	$1,889.4

(a) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the nine month period ended September 25, 2020 was $2,151.5 million.

Disaggregation of revenue for the nine month period ended September 27, 2019 is presented as follows ($ in millions):

	Total	Professional Instrumentation (a)	Industrial Technologies (a)
Sales:
Sales of products and software	$4,652.7	$2,839.8	$1,812.9
Sales of services	664.9	449.1	215.8
Total	$5,317.6	$3,288.9	$2,028.7

Geographic:
United States	$3,053.9	$1,732.8	$1,321.1
China	446.3	381.1	65.2
All other (each country individually less than 5% of total sales)	1,817.4	1,175.0	642.4
Total	$5,317.6	$3,288.9	$2,028.7

Major Products Group:
Professional tools and equipment	$3,648.0	$2,105.3	$1,542.7
Industrial automation, controls and sensors	363.6	363.6	—
Franchise distribution	486.0	—	486.0
Medical technologies	638.4	638.4	—
All other	181.6	181.6	—
Total	$5,317.6	$3,288.9	$2,028.7

End markets:
Direct sales:
Retail fueling (b)	$1,370.2	$—	$1,370.2
Industrial & Manufacturing	331.9	331.9	—
Vehicle repair (b)	440.8	—	440.8
Utilities & Power	147.0	147.0	—
Medical (b)	638.4	638.4	—
Other	1,175.9	976.1	199.8
Total direct sales	4,104.2	2,093.4	2,010.8
Distributors(b)	1,213.4	1,195.5	17.9
Total	$5,317.6	$3,288.9	$2,028.7

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

(b) Retail fueling, vehicle repair, and medical include sales to these end markets made through third-party distributors. Total distributor sales for the nine month period ended September 27, 2019 was $2,296.9 million.

NOTE 7. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 12 of our 2019 Annual Report on Form 10-K.
The following sets forth the components of our net periodic costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
U.S. Pension Benefits:
Interest cost	$0.4	$0.4	$1.0	$1.2
Expected return on plan assets	(0.4)	(0.3)	(1.0)	(1.0)
Amortization of net loss	—	—	0.2	—
Net periodic pension cost	$—	$0.1	$0.2	$0.2

Non-U.S. Pension Benefits:
Service cost	$1.2	$0.7	$3.4	$1.7
Interest cost	1.1	1.4	3.1	4.3
Expected return on plan assets	(1.4)	(1.5)	(4.2)	(4.4)
Amortization of net loss	1.1	0.7	3.2	2.1
Amortization of prior service cost	—	—	0.2	—
Net periodic pension cost	$2.0	$1.3	$5.7	$3.7

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

As a result of the Separation, certain non-U.S. plans were assumed by Vontier on October 9, 2020. These plans had a funded status representing a net obligation of approximately $11.0 million as of September 25, 2020.
Employer Contributions
During 2020, our cash contribution requirements for our non-U.S. and U.S. defined benefit plans for Fortive’s remaining pension plans (excluding contribution requirements with respect to the businesses assumed by Vontier in the Separation) are expected to be approximately $10.4 million and $0.8 million, respectively. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
NOTE 8. INCOME TAXES

Our effective tax rates for the three and nine month periods ended September 25, 2020 were 14.8% and 18.6%, respectively, as compared to 11.8% and 13.5% for the three and nine month periods ended September 27, 2019, respectively. The year-over-year increase in the effective tax rate for the three month period ended September 25, 2020 compared to the three month period ended September 27, 2019 was due primarily to certain one-time transactional taxes incurred during the three month period ended September 25, 2020, as well as decreases in certain federal tax benefits. The year-over-year increase in the effective tax rate for the nine month period ended September 25, 2020 compared to the nine month period ended September 27, 2019 was due primarily to a non-deductible goodwill impairment and tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States. For the nine month period ended September 25, 2020, these factors were partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

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

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020; however, we have not identified material impacts to the tax provision as of September 25, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. As of September 25, 2020, approximately 17 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2019 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Stock Awards:
Pretax compensation expense	$13.2	$11.1	$37.1	$29.0
Income tax benefit	(2.2)	(2.3)	(6.4)	(6.1)
Stock Award expense, net of income taxes	11.0	8.8	30.7	22.9
Stock options:
Pretax compensation expense	8.2	5.6	23.1	16.5
Income tax benefit	(1.4)	(1.2)	(3.7)	(3.5)
Stock option expense, net of income taxes	6.8	4.4	19.4	13.0
Total stock-based compensation:
Pretax compensation expense	21.4	16.7	60.2	45.5
Income tax benefit	(3.6)	(3.5)	(10.1)	(9.6)
Total stock-based compensation expense, net of income taxes	$17.8	$13.2	$50.1	$35.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 25, 2020. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$71.5
Stock options	90.6
Total unrecognized compensation cost	$162.1

Vontier Separation - Subsequent Event
In connection with the Separation and in accordance with the Employee Matters Agreement, the Company has made certain adjustments to the exercise price and the number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. For employees of Vontier, stock-based compensation awards of Fortive were converted into stock-based compensation awards of Vontier, and Vontier assumed such converted awards. The Company expects any corresponding adjustments to stock-based compensation expense to be immaterial in future periods.
NOTE 10. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively, in our 2019 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2019	$79.0
Accruals for warranties issued during the period	38.5
Settlements made	(41.6)
Additions due to acquisitions	1.0
Effect of foreign currency translation	(0.2)
Balance, September 25, 2020	$76.7

Leases
Operating lease cost was $19 million and $23 million for the three month periods ended September 25, 2020 and September 27, 2019, respectively. For the nine month periods ended September 25, 2020 and September 27, 2019, operating lease cost was $60 million and $61 million, respectively. During the nine-month periods ended September 25, 2020 and September 27, 2019, cash paid for operating leases included in operating cash flows was $52 million and $53 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $45 million and $57 million during the nine month periods ended September 25, 2020 and September 27, 2019, respectively.
As of September 25, 2020, we had entered into operating leases for which the lease had not yet commenced. These operating leases will commence in 2020 with lease terms between 3 and 15 years and have aggregate fixed payments of the non-cancelable lease terms of $14 million.
NOTE 11. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 5.3 million anti-dilutive options excluded from the diluted EPS calculation for the three month period ended September 25, 2020 and 3.3 million of anti-dilutive options excluded from the diluted EPS calculation for the three month period ended September 27, 2019. There were 5.5 million and 1.7 million anti-dilutive options excluded for the nine month periods ended September 25, 2020 and September 27, 2019, respectively.

As described in Note 5, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for both the three and nine month periods ended September 25, 2020 and September 27, 2019.
The impact of our Mandatory Convertible Preferred Stock (“MCPS”) calculated under the if-converted method was anti-dilutive for both the three and nine month periods ended September 25, 2020, and 18.4 million shares were excluded from the diluted EPS calculation for each respective period. The impact of our MCPS calculated under the if-converted method was anti-dilutive for both the three and nine month periods ended September 27, 2019, and 18.4 million shares were excluded from the diluted EPS calculation for each respective period.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Numerator
Net earnings from continuing operations	$225.8	$207.3	$398.4	$546.6
Mandatory convertible preferred stock cumulative dividends	(17.3)	(17.3)	(51.8)	(51.8)
Net earnings attributable to common stockholders from continuing operations	$208.5	$190.0	$346.6	$494.8

Denominator
Weighted average common shares outstanding used in basic earnings per share	337.6	336.1	337.3	335.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.2	3.8	2.9	4.1
Weighted average common shares outstanding used in diluted earnings per share	340.8	339.9	340.2	339.7

Net earnings from continuing operations per common share - Basic	$0.62	$0.57	$1.03	$1.47
Net earnings from continuing operations per common share - Diluted	$0.61	$0.56	$1.02	$1.46

We declared and paid cash dividends per common share for both the three and nine month periods ended September 25, 2020 as presented below. We declared and paid the MCPS dividends in the first and second quarter of 2019, and declared and accrued the MCPS dividends in the third quarter of 2019. The MCPS dividends for the first, second, and third quarter of 2020 were declared, accrued, and paid as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2020:
First quarter	$0.07	$23.5	$12.5	$17.3
Second quarter	0.07	23.6	12.5	17.2
Third quarter	0.07	23.6	12.5	17.3
Total	$0.21	$70.7	$37.5	$51.8

2019:
First quarter	$0.07	$23.4	$12.5	$17.3
Second quarter	0.07	23.4	12.5	17.2
Third quarter	0.07	23.5	12.5	17.3
Total	$0.21	$70.3	$37.5	$51.8

The first quarter 2020 MCPS dividends were paid on April 1, 2020, the second quarter 2020 MCPS dividends were paid on July 1, 2020, and the third quarter 2020 MCPS dividends were paid on October 1, 2020.
Vontier Separation - Subsequent Event
In connection with the Vontier Separation, we triggered the anti-dilution adjustment pursuant to the terms of the MCPS. Each outstanding share of MCPS will convert automatically on July 1, 2021 into shares of common stock based on a conversion ratio as revised pursuant to such anti-dilution adjustments.

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

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales: (a)
Professional Instrumentation	$1,155.7	$1,145.6	$3,297.6	$3,288.9
Industrial Technologies	746.6	714.4	1,889.4	2,028.7
Total	$1,902.3	$1,860.0	$5,187.0	$5,317.6
Operating Profit: (a)
Professional Instrumentation	$168.7	$126.2	$448.8	$398.8
Industrial Technologies	165.5	138.5	246.6	382.3
Other	(23.8)	(22.6)	(74.3)	(72.2)
Total Operating Profit	310.4	242.1	621.1	708.9
Gain from combination of business	—	41.2	—	41.2
Interest expense, net	(43.9)	(47.0)	(130.7)	(116.7)
Other non-operating income (expense), net	(1.4)	(1.2)	(0.7)	(1.6)
Earnings from continuing operations before income taxes	$265.1	$235.1	$489.7	$631.8

(a) Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Prior year balances have been reclassified to reflect current year presentation.

Segment Change - Subsequent Event
In light of the recently completed Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of and allocate resources to our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Below is a description of our new reportable segments:

Reportable Segment	Operating Company
Intelligent Operating Solutions	Fluke
Industrial Scientific, including Intelex
Accruent
Gordian

Precision Technologies	Tektronix
Pacific Scientific Energetic Materials Company
Qualitrol
Andersen-Negele
Gems
Setra
Hengstler and Dynapar

Advanced Healthcare Solutions	Advanced Sterilization Products
Fluke Health Solutions
Censis
Invetech
We will begin reporting our results under our new reportable segments beginning in the fourth quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a diversified industrial technology growth company comprised of Professional Instrumentation and Industrial Technologies segments and encompassing businesses that are recognized leaders in attractive markets. On October 9, 2020, Fortive completed the separation of our Industrial Technologies segment through a spin-off of 80.1% of shares of Vontier Corporation (“Vontier”) to our shareholders (the “Separation”) on a pro-rata basis. Our well-known brands hold leading positions in field solutions, product realization, sensing technologies, health, transportation technologies, and franchise distribution. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technology, and significant market positions.
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
•Results of Operations
•Liquidity and Capital Resources

•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, debt repayment, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact on changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:
•The duration and severity of the COVID-19 pandemic and its effect on our global operations and the operations of our customers, suppliers, and vendors.
•Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
•Our inability to realize the intended benefits of our recently completed separation of Vontier Corporation.
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

•We could incur significant liability if the separation and distribution of Vontier is determined to be a taxable transaction.
•Potential indemnification liabilities to Vontier pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
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
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend, in particular, on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force and continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.

ASP Acquisition
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
Vontier Separation
On the October 9, 2020, we completed the Separation of our Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier to Fortive stockholders on a pro rata basis. To effect the Separation, we distributed to our stockholders two shares of Vontier common stock for every five shares of Fortive common stock outstanding held on September 28, 2020, the record date for the distribution, and retained 19.9% of the shares of Vontier common stock immediately following the Separation. We currently plan to divest our 19.9% retained shares in Vontier after the spin-off in a tax-efficient manner no later than twelve months after the distribution date.
On September 29, 2020, Vontier entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On the Distribution Date, Vontier drew down the full $1.8 billion available under the Term Loans. Vontier used the proceeds from the Term Loans to make payments to us, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Separation and with $200 million used as a preliminary adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We intend to apply the Cash Consideration to repay certain outstanding indebtedness and to pay certain of our regular, quarterly cash dividends. Refer to Note 5 to the accompanying consolidated condensed financial statements for the description of the debt repayments made subsequent to September 25, 2020 and other anticipated repayments.
As the disposition occurred during the fourth quarter of 2020, we will classify Vontier as a discontinued operation in our financial statements beginning in the fourth quarter of 2020; the results of our Industrial Technologies segment are included in continuing operations for the three and nine month periods ended September 25, 2020. For the year ended December 31, 2019, Vontier had revenues of approximately $2.8 billion.

As a result of planning for the Separation, we incurred $21 million and $62 million in Vontier stand-up and separation-related costs during the three and nine month periods ended September 25, 2020, respectively, which were recorded in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings. These stand-up and separation-related costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions and will be reclassified into discontinued operations in future filings.
In connection with the Separation, Fortive and Vontier entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a stockholder’s and registration rights agreement. These agreements govern the separation between Fortive and Vontier of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after Vontier’s separation and also govern certain relationships between Fortive and Vontier after the Separation.
A&S Divestiture
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

Segment Changes
Beginning January 1, 2020, our Hengstler and Dynapar businesses are reported within our Professional Instrumentation segment. Previously, these businesses were reported within our Industrial Technologies segment. Reclassification of certain prior year amounts have been made to conform to current year presentation.
In light of the recently completed Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of and allocate resources to our businesses. Presentation within the notes to the unaudited consolidated condensed financial statements for the three and nine month periods ended September 25, 2020 has not be reclassified to reflect this segment change. Refer to Note 12 to the accompanying consolidated condensed financial statements for additional information.
Non-GAAP Measures
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
Business Performance and Outlook
Business Performance
A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020 (“COVID-19”). This outbreak has surfaced in nearly all regions around the world, resulting in governments implementing strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter in place,” and “stay at home” orders, travel restrictions, school and commercial facility closures, re-opening restrictions, among others (collectively “virus control measures”). Further, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has issued Guidance documents for use by businesses and states defining “critical-infrastructure” industries that may continue to operate despite the virus control measures implemented. These virus control measures have led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, causing significant disruption in the financial markets both globally and in the United States. All of our essential production facilities around the world were open during the third quarter, and as of the date of this Report, all of our locations are open and operating.
Given our businesses operate globally, have diverse customers, and serve multiple end-markets, COVID-19 impacted our businesses and operating results during the three and nine month periods ended September 25, 2020 directly with reduced year-over-year demand from customers operating in non-essential end-markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end-markets. During the three month period ended September 25, 2020, we experienced sequential improvement in demand across all of our businesses and geographies from the second quarter.

For the three month period ended September 25, 2020, aggregate year-over-year total sales increased 2.3%, as our continued application and deployment of the Fortive Business System, as well as increased demand in our Industrial Technologies segment, incremental sales from our recently acquired companies, and other business-specific factors discussed below, contributed to overall sales growth in the period. For the nine month period ended September 25, 2020, aggregate year-over-year total sales decreased 2.5%, which was driven by reduced demand for our products as a result of the COVID-19 pandemic, particularly in the second quarter.
Sales from existing businesses decreased 0.1% and 7.1% during the three and nine month periods ended September 25, 2020 as compared to the comparable periods of 2019. The year-over-year decrease in the three month period ended September 25, 2020 reflects reduced year-over-year demand for our products as a result of the COVID-19 pandemic that was largely offset by an increase in demand for fuel management systems in North America resulting from the April 2021 liability shift related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard, and Visa (“EMV”) global standards, vehicle repair offerings, industrial imaging products, and ventilator components used in COVID-19 patient treatment. For the year-to-date period, COVID-19 impacted our businesses and operating results broadly across all geographies, as virus control measures were deployed in most regions and particularly impacted our results in the second quarter.
Geographically, year-over-year sales from existing businesses for the three month period ended September 25, 2020 declined slightly in developed markets and increased slightly in high-growth markets, as North America increased at a low-single digit rate, Latin America increased at a low-single digit rate, Europe declined at a mid-single digit rate, and Asia declined at a low-single digit rate, which included growth at a mid-single digit rate in China. Year-over-year sales from existing businesses for the nine month period ended September 25, 2020 decreased at a mid-single digit rate in developed markets and decreased at a low-double digit rate in high-growth markets, as North America declined at a mid-single digit rate, Europe declined at a high-single digit rate, and Asia declined at a low-double digit rate, with China declining at a high-single digit rate.

Outlook

During the first nine months of 2020, overall global economic conditions have been volatile and uncertain as a result of COVID-19. Our results in the third quarter of 2020 indicate positive, broad-based momentum across our portfolio; however, despite the positive demand trends and sequential improvement realized during the third quarter, economic uncertainties continue to exist as a result of COVID-19.

Given the diverse nature of our businesses and the end-markets they serve, we believe certain of our businesses will continue being resilient against the broad COVID-19 impacts in the fourth quarter of 2020, while we believe others will continue being relatively more sensitive, with varied rates of continued recovery as virus control measures remain in place. The businesses we believe will continue being relatively more resilient include our businesses with a greater proportion of recurring revenue, including our software as a service businesses that provide critical workflow solutions to their customers, our healthcare businesses, and those with longer business cycles with strong backlogs. We believe our businesses that are more dependent on short-cycle industrial demand and production dynamics will continue to sequentially improve but continue experiencing a challenging environment in the fourth quarter of 2020. As such, for our remaining portfolio of businesses following the Vontier Separation, we expect year-over-year global demand for our products and services in the fourth quarter of 2020 to be within a range that is relatively flat to year-over-year growth of 3%.

With the uncertainty that remains with COVID-19, we plan to continue deploying the Fortive Business System to help drive near-term performance and execute cost reductions in the fourth quarter, where necessary, to align with demand, while emphasizing cash flow generation. These cost actions include reducing labor expenses to better align with demand expectations, reducing discretionary spending, and pursuing cost reductions throughout our supply chain by targeting reductions in both direct and indirect spending and reducing our facility expenses. Additionally, we plan to increase our spending on a range of strategic productivity improvement initiatives by approximately $30 million in the fourth quarter to further align our portfolio with the new business conditions in light of COVID-19 and allow for the continuation of growth and innovation investments.

Despite the virus control measures in place in geographies critical to our supply chain, we have successfully implemented solutions to support our operations and have not experienced significant production material shortages, supply chain constraints, or distribution limitations impacting our operations as of the date of this Report; however, in light of the uncertainty of the COVID-19 pandemic severity and duration, we are continuing to evaluate and monitor the condition of our supply chain, including the financial health of our suppliers and their ability to access raw materials and other key inputs and may experience shortages, constraints, or disruptions during the remainder of 2020 and thereafter.

We are closely monitoring the health of our employees, and are continuing to implement safety protocols at our facilities to help ensure the health and safety of our employees. In addition, we are continuing to monitor our suppliers and customers and their ability to maintain production capacity and meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or weak market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.

To mitigate the impact of the economic conditions from the COVID-19 pandemic as well as any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, and relations between the U.S. and China, we will continue applying and deploying the Fortive Business System to actively manage our supply chain and drive operating efficiencies, and continue to collaborate with our customers and suppliers to minimize disruption to their businesses. Additionally, we will continue actively managing our working capital with a focus on maximizing cash flows and cost efficiency and assessing market conditions and taking actions as we deem necessary to appropriately position our businesses in light of the economic environment and geopolitical uncertainties.

While COVID-19 has created volatility and uncertainty in the financial markets, we have not experienced a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report; however, we continue to monitor the financial markets and general global economic conditions. Further, we utilized certain provisions of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance, and expect to continue utilizing these benefits in the fourth quarter of 2020. We are also evaluating other potential income tax impacts of the CARES Act. If further changes in financial markets or other areas of the economy adversely affect our access to the capital markets, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. Refer to the “Liquidity and Capital Resources” section for additional discussion.

RESULTS OF OPERATIONS
Sales Growth
The following tables summarize total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and nine month periods ended September 25, 2020 as compared to the comparable periods of 2019:
Components of Sales Growth

	% Change Three Months Ended September 25, 2020 vs. Comparable 2019 Period	% Change Nine Months Ended September 25, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	2.3%	(2.5)%
Existing businesses (Non-GAAP)	(0.1)%	(7.1)%
Acquisitions (Non-GAAP)	2.2%	5.6%
Currency exchange rates (Non-GAAP)	0.2%	(1.0)%
Operating Profit Margins
Operating profit margin was 16.3% for the three month period ended September 25, 2020, an increase of 330 basis points as compared to 13.0% in the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, and to a lesser extent, a favorable sales mix, price increases, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and changes in foreign currency exchange rates, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 160 basis points
•Acquisition-related transaction costs and transaction and stand-up costs related to the Separation, as the aggregate of acquisition costs and Separation costs were less in 2020 than the comparable period in 2019 — favorable 30 basis points

•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 120 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
Operating profit margin was 12.0% for the nine month period ended September 25, 2020, a decrease of 130 basis points as compared to 13.3% in the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 40 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 50 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The incremental year-over-year net dilutive effect of acquisition-related transaction costs and transaction and stand-up costs related to the Separation — unfavorable 40 basis points
•The impact of the goodwill impairment of our Telematics business — unfavorable 160 basis points
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 20 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Professional Instrumentation	$1,155.7	$1,145.6	$3,297.6	$3,288.9
Industrial Technologies	746.6	714.4	1,889.4	2,028.7
Total	$1,902.3	$1,860.0	$5,187.0	$5,317.6

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
Professional Instrumentation Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales	$1,155.7	$1,145.6	$3,297.6	$3,288.9
Operating profit	168.7	126.2	448.8	398.8
Depreciation	17.5	22.1	58.6	59.5
Amortization	77.1	73.9	232.7	187.3
Operating profit as a % of sales	14.6%	11.0%	13.6%	12.1%
Depreciation as a % of sales	1.5%	1.9%	1.8%	1.8%
Amortization as a % of sales	6.7%	6.5%	7.1%	5.7%
Components of Sales Growth

	% Change Three Months Ended September 25, 2020 vs. Comparable 2019 Period	% Change Nine Months Ended September 25, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	0.9%	0.3%
Existing businesses (Non-GAAP)	(3.5)%	(8.5)%
Acquisitions (Non-GAAP)	3.7%	9.3%
Currency exchange rates (Non-GAAP)	0.7%	(0.5)%
Sales from existing businesses in our Professional Instrumentation segment’s Advanced Instrumentation & Solutions businesses decreased at a low-single digit rate during the three month period ended September 25, 2020 and decreased at a high-single digit rate during the nine month period ended September 25, 2020 as compared to the comparable periods of 2019.
Year-over-year sales from existing businesses of field solutions products and services declined at a low-single digit rate and at a high-single digit rate during the three and nine month periods ended September 25, 2020, respectively. The results during the three month period ended September 25, 2020 were driven by increased demand for our industrial imaging products in response to COVID-19 monitoring, electrical grid condition-based monitoring equipment, healthcare product offerings, and safety software as a service product offerings, which was more than offset by declines in demand for portable gas detection instruments, software license and professional service offerings, and demand from our industrial channel partners, all of which were impacted by COVID-19 in both direct and adjacent end markets. Despite the year-over-year declines in demand from our industrial channel partners, during the three month period ended September 25, 2020 we realized sequential improvement from the second quarter of 2020 and expect this trend to continue in the fourth quarter of 2020.
During the nine month period ended September 25, 2020, declines in demand for portable gas detection instruments, software license and professional service offerings, and demand from our industrial channel partners, all of which were impacted by COVID-19 in both direct and adjacent end markets, were partially offset by increased demand for our industrial imaging products and certain of our critical workflow, health, safety, and maintenance software as a service product offerings.
Year-over-year sales from existing businesses of product realization products and services declined at a mid-single digit rate and at a low-double digit rate during the three and nine month periods ended September 25, 2020, respectively, as compared to the comparable periods of 2019. The results were driven by decreased year-over-year demand for test and measurement equipment largely driven by the impacts of COVID-19 in both direct and adjacent end markets and a decline in shipments of our energetic materials, which was partially offset by increased demand for product realization solutions in the medical end market. The results in the three month period ended September 25, 2020 reflect sequential improvement from the second quarter of 2020 and we expect this trend to continue in the fourth quarter 2020.
Geographically, demand from existing businesses in Advanced Instrumentation & Solutions during the three month period ended September 25, 2020 increased in China and was relatively flat in Europe, but was more than offset by declines in North America and Latin America. The year-over-year results during the three month period ended September 25, 2020 reflect sequential improvement in North America and Europe from the second quarter. For the nine month period ended September 25,

2020, demand from existing businesses in Advanced Instrumentation & Solutions decreased in most of our significant regions on a year-over-year basis.
Sales from existing businesses in our segment’s Sensing Technologies businesses declined at a mid-single digit rate and high-single digit rate during the three and nine month periods ended September 25, 2020, respectively, as compared to the comparable periods of 2019. Sales from existing businesses in both periods were driven by increased demand in the medical end market for ventilator components supporting COVID-19 patient treatment efforts, a trend we do not expect to continue in the fourth quarter, which was more than offset by declines in industrial end markets. Industrial end markets were impacted both directly and indirectly by COVID-19 for both periods, but demonstrated sequential improvement from the second quarter of 2020. Geographically, demand from existing businesses during both the three and nine month periods ended September 25, 2020 increased in Asia, with strong growth in China, which was more than offset by declines in North America and Europe.
Sales from our existing ASP business decreased at a mid-single digit rate and high-single digit rate during the three and nine month periods ended September 25, 2020, respectively, as compared to the comparable periods of Fortive ownership in 2019, as growth in Europe and China was more than offset by declines in demand in North America and Japan in both periods. ASP’s results in the three month period ended September 25, 2020 reflect sequential improvement in elective surgical procedure volumes which were negatively impacted by COVID-19 in prior periods.
Year-over-year price increases in our Professional Instrumentation segment contributed 1.2% and 1.1% to sales growth during the three and nine month periods ended September 25, 2020, respectively, as compared to the comparable periods of 2019, and are reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 360 basis points during the three month period ended September 25, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, a favorable sales mix, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and changes in foreign currency exchange rates, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 90 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 180 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2020 were less than the costs recognized in the comparable period in 2019 — favorable 80 basis points
•The year-over-year effect of amortization from existing businesses – favorable 10 basis points
Operating profit margin increased 150 basis points during the nine month period ended September 25, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, and to a lesser extent, price increases, a favorable sales mix, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 30 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in the comparable period in 2019 — favorable 70 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2020 were less than the costs associated in 2019 — favorable 80 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 30 basis points

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
Industrial Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales	$746.6	$714.4	$1,889.4	$2,028.7
Operating profit	165.5	138.5	246.6	382.3
Depreciation	13.4	12.5	37.8	37.1
Amortization	7.3	7.9	21.8	24.1
Goodwill impairment charge	—	—	85.3	—
Operating profit as a % of sales	22.2%	19.4%	13.1%	18.8%
Depreciation as a % of sales	1.8%	1.7%	2.0%	1.8%
Amortization as a % of sales	1.0%	1.1%	1.2%	1.2%
Components of Sales Growth

	% Change Three Months Ended September 25, 2020 vs. Comparable 2019 Period	% Change Nine Months Ended September 25, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	4.5%	(6.9)%
Existing businesses (Non-GAAP)	5.5%	(4.7)%
Acquisitions (Non-GAAP)	(0.4)%	(0.4)%
Currency exchange rates (Non-GAAP)	(0.6)%	(1.8)%

Sales from existing businesses in our Transportation Technologies businesses increased at a mid-single digit rate and declined at a mid-single digit rate during the three and nine month periods ended September 25, 2020, respectively, as compared to the comparable periods of 2019. The year-over year results during the three month period ended September 25, 2020 were driven by strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards. The year-over-year results during the nine month period ended September 25, 2020 were driven by broad-based declines across all product categories and significant geographies, which was driven by COVID-19 virus control measures.

Sales from existing businesses in our Franchise Distribution businesses increased at a mid-single digit rate and declined at mid-single digit rate during the three and nine month periods ended September 25, 2020, respectively, as compared to the comparable periods of 2019. The results in the three month period ended September 25, 2020 were driven by strong demand across most product categories, most notably specialty and hardline tools, with sequential growth in tool storage. For the nine month period ended September 25, 2020, the results were driven by decreased demand across most product categories and reflect sharp declines in demand due to COVID-19 virus control measures early in the second quarter, which were partially offset by improvements in demand as the year progressed and virus control measures began to lift in certain jurisdictions.

Year-over-year changes in price had an insignificant impact on sales growth in our Industrial Technologies segment during the three and nine month periods ended September 25, 2020 as compared to the comparable periods of 2019.
Operating profit margin increased 280 basis points during the three month period ended September 25, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes, operating expense savings from broad cost reduction efforts, and to a lesser extent, lower material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — favorable 290 basis points
•The year-over-year effect of businesses disposed of and acquired — favorable 10 basis points

•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Transaction and stand-up costs related to the Separation — unfavorable 30 basis points
Operating profit margin decreased 570 basis points during the nine month period ended September 25, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, and to a lesser extent, lower material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were partially offset by lower year-over-year sales volumes from existing businesses and an unfavorable sales mix — favorable 100 basis points
•The year-over-year effect of businesses disposed of and acquired — favorable 20 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Transaction and stand-up costs related to the Separation — unfavorable 240 basis points
•The impact of the goodwill impairment of our Telematics business — unfavorable 450 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales	$1,902.3	$1,860.0	$5,187.0	$5,317.6
Cost of sales	(918.9)	(932.3)	(2,513.5)	(2,673.2)
Gross profit	$983.4	$927.7	$2,673.5	$2,644.4
Gross profit margin	51.7%	49.9%	51.5%	49.7%
The year-over-year decrease in cost of sales during the three and nine month periods ended September 25, 2020, as compared to the comparable periods in 2019, is due primarily to lower year-over-year sales volumes from existing businesses, lower year-over-year material costs, cost savings associated with restructuring and productivity improvement initiatives, partially offset by the impact of incremental cost of sales from our recently acquired businesses. Year-over-year changes in currency exchange rates increased cost of sales during the three month period ended September 25, 2020 and reduced cost of sales during the nine month period.
The year-over-year increase in gross profit for the three and nine month periods ended September 25, 2020, as compared to the comparable periods in 2019, is due primarily to the favorable impacts of pricing improvements from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions in both periods and a favorable sales mix for the three month period, partially offset by lower year-over-year sales volumes in both periods. The respective 180 basis point increase in gross profit margins for both the three and nine month periods ended September 25, 2020 as compared to the comparable periods in 2019 is due primarily to price increases, lower year-over-year material costs, cost savings associated with restructuring and productivity improvement initiatives, and the favorable year-over-year impact our recently acquired businesses.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales	$1,902.3	$1,860.0	$5,187.0	$5,317.6
Selling, general and administrative (“SG&A”) expenses	562.3	566.5	1,636.1	1,590.0
Research and development (“R&D”) expenses	110.7	119.1	331.0	345.5
Impairment of goodwill	—	—	85.3	—
SG&A as a % of sales	29.6%	30.5%	31.5%	29.9%
R&D as a % of sales	5.8%	6.4%	6.4%	6.5%
Impairment of goodwill as a % of sales	—%	—%	1.6%	—%

SG&A expenses decreased during the three month period ended September 25, 2020 as compared to the comparable period of 2019, primarily due to broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives. These factors were partially offset by higher amortization and incremental expenses from our recently acquired businesses and costs associated with the Separation.
SG&A expenses increased during the nine month period ended September 25, 2020 as compared to the comparable period of 2019, primarily due to amortization and incremental expenses from our recently acquired businesses and costs associated with the Separation, which were partially offset by broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives.
On a year-over-year basis, SG&A expenses as a percentage of sales decreased 90 basis points during the three month period ended September 25, 2020 primarily due to broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, and year-over-year cost savings associated with restructuring and productivity improvement initiatives. On a year-over-year basis, SG&A expenses as a percentage of sales increased 160 basis points during the nine month periods ended September 25, 2020, due to year-over-year sales volume declines, higher amortization and relative spending levels at our recently acquired businesses, and costs associated with the Separation, which were partially offset by broad cost reduction efforts that reduced labor expenses to better align with reductions in demand.
R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased during the three and nine month periods ended September 25, 2020 as compared to the comparable periods of 2019 primarily due to broad cost reduction efforts, partially offset by targeted investments in key growth initiatives and innovation and incremental expenses from our recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three month period ended September 25, 2020 due to broad cost reduction efforts and remained relatively flat for the nine month period ended September 25, 2020.
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
Net interest expense for the three and nine month periods ended September 25, 2020 was $44 million and $131 million, respectively. Net interest expense for the three and nine month periods ended September 27, 2019 was $47 million and $117 million, respectively. The year-over-year decrease in interest expense in the three month period ended September 25, 2020 was due to lower year-over-year average debt balances. The year-over-year increase in interest expense for the nine month period ended September 25, 2020 was due to higher year-over-year average debt balances used to fund the ASP, Intelex, and Censis acquisitions.
INCOME TAXES

Our effective tax rates for the three and nine month periods ended September 25, 2020 were 14.8% and 18.6%, respectively, as compared to 11.8% and 13.5% for the three and nine month periods ended September 27, 2019, respectively. The year-over-year increase in the effective tax rate for the three month period ended September 25, 2020 compared to the three month period ended September 27, 2019 was due primarily to certain one-time transactional taxes incurred during the three month period ended September 25, 2020, as well as decreases in certain federal tax benefits. The year-over-year increase in the effective tax rate for the nine month period ended September 25, 2020 compared to the nine month period ended September 27, 2019 was due primarily to a non-deductible goodwill impairment and tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States. For the nine month period ended September 25, 2020, these factors were partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

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

On March 27, 2020, the U.S. federal government enacted an emergency economic stimulus package, the CARES Act, in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020; however, we have not identified material impacts to the tax provision as of September 25, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.
COMPREHENSIVE INCOME
Comprehensive income increased by $136 million during the three month period ended September 25, 2020 as compared to the comparable period in 2019 due primarily to favorable changes in foreign currency translation adjustments of $116 million and net earnings that were higher by $19 million.
Comprehensive income decreased by $151 million during the nine month period ended September 25, 2020 as compared to the comparable period in 2019 due primarily to net earnings that were lower by $148 million and unfavorable changes in foreign currency translation adjustments of $2 million.
INFLATION
The effect of inflation on our sales and net earnings was not significant during the three and nine month periods ended September 25, 2020.
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

While COVID-19 has created volatility and uncertainty in the financial markets, we have not realized a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report; however, we continue to monitor the capital markets and general global economic conditions. The financial markets worldwide, including the United States, have been impacted by COVID-19 and this volatility and disruption during the first half of 2020 impacted broad access to the capital markets and pricing on new indebtedness. Our credit facilities, including our revolving credit facility, are predominately with institutions that, to date, appear to be relatively unaffected by the disruption. However, the distress in the financial markets during the first half of 2020 resulted in volatility and disruption in the commercial paper market. As a result of the volatility and disruption in the commercial paper market, we refinanced all of our outstanding commercial paper with borrowings under our $750 million delayed-draw term loan facility, as detailed in the 2021 Term Loan section below.

We continue to generate cash from operating activities and believe our cash flow and other sources of liquidity, which consists of access to short-term loans and our revolving credit facility currently, in addition to short-term liquidity benefits provided by cash repatriation and certain provisions of the CARES Act, including relief from employer payroll tax remittance and other tax impacts we are evaluating, will be sufficient to allow us to continue investing in existing businesses and maintain our capital structure on both a short and long-term basis. Further, while COVID-19 created volatility and uncertainty in the commercial paper market, we may utilize our commercial paper programs as a source of liquidity if and when the commercial paper markets are reliable and attractive in the future.

Credit Agreement Amendments

On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, with $250 million in principal amount outstanding as of September 25, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of September 25, 2020 (the “2020

Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $750 million in principal amount outstanding as of September 25, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of September 25, 2020 as follows:

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
In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants, and we were in compliance with all of our financial covenants on September 25, 2020.
Vontier Separation - Subsequent Events
On October 9, 2020, we received the Cash Consideration from Vontier and we intend to apply the Cash Consideration to repay certain outstanding indebtedness and to pay certain of the Company’s regular, quarterly cash dividends, including the following repayments made:
•On October 9, 2020, we repaid $350 million of the outstanding $750 million of the 2021 Term Loan.
•On October 15, 2020, we repaid the outstanding ¥13.8 billion balance of the Yen variable interest rate term loan due 2022 which approximated $131 million.
•On October 14, 2020, we provided a notice that we will redeem for cash all of our outstanding 2.350% Senior Notes due 2021 (the “Notes”) in accordance with the terms of the indenture governing the Notes. The redemption date for the outstanding Notes to be redeemed will be November 13, 2020 (the “Redemption Date”) and the redemption price will be equal to the greater of: (a) 100% of the principal amount of the Notes, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed (not including any portion of such payments of interest that will be accrued and unpaid as of the Redemption Date), discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 20 basis points, plus accrued and unpaid interest up to (but not including) the Redemption Date. As of October 14, 2020, approximately $750 million aggregate principal amount of the Notes were outstanding. We will write-off the remaining unamortized deferred financing costs, and record a make-whole provisions charge for the loss on extinguishment of the debt represented by the Notes in the fourth quarter of 2020.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the nine month period ended September 25, 2020:

	Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019
Total operating cash provided by continuing operations	$1,152.7	$800.4

Payments for additions to property, plant and equipment	$(86.2)	$(79.6)
Cash paid for acquisitions, net of cash received	(24.7)	(3,387.7)
Proceeds from sale of assets	5.3	—
All other investing activities	0.5	—
Total investing cash used in continuing operations	$(105.1)	$(3,467.3)

Net proceeds from (repayments of) commercial paper borrowings	$(1,141.9)	$695.5
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $8 million and $24 million in 2020 and 2019, respectively	741.7	2,413.2
Repayment of borrowings (maturities greater than 90 days)	(250.0)	(455.3)
Payment of common stock cash dividend to shareholders	(70.7)	(70.3)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(34.5)
All other financing activities	(4.8)	16.4
Total financing cash (used in) provided by continuing operations	$(760.2)	$2,565.0
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.
Cash flows from operating activities were approximately $1.2 billion during the first nine months of 2020, an increase of $352 million, as compared to the comparable period of 2019. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•2020 operating cash flows were impacted by lower net earnings for the first nine months of 2020 as compared to the comparable period in 2019. Net earnings for the nine month period ended September 25, 2020 were impacted by a year-over-year decrease in operating profit of $88 million, a gain on the sale property of $5 million, and an increase in net interest expense of $14 million associated with our financing activities related to recent acquisitions. The year-over-year decrease in operating profit was impacted by the non-cash goodwill impairment charge of $85 million, costs associated with the Separation, and a net year-over-year increase in depreciation and amortization expenses of $44 million largely attributable to recently acquired businesses. Depreciation, amortization, and goodwill impairment charges are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable provided $151 million of cash during the first nine months of 2020 as compared to using $72 million in the comparable period of 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $111 million of cash during the first nine months of 2020 as compared to providing $12 million of cash in the comparable period of 2019. The year over year change was largely driven by the timing of tax payments and various employee benefit accruals.

Investing Activities
Net cash used in investing activities decreased $3.4 billion during the nine month period ended September 25, 2020 as compared to the comparable period of 2019, largely due to cash paid for the acquisitions of ASP and Intelex during the nine month period ended September 27, 2019 and the proceeds from the disposition of assets during the nine month period ended September 25, 2020, which was minimally offset by a year-over-year increase in capital expenditures.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ended December 31, 2020, we expect capital spending for our remaining portfolio of businesses following the Separation to be approximately $80 million, which includes approximately $20 million of one-time capital expenditures related to the integration of the ASP acquisition. Actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders. Financing activities used cash of $760 million during the nine month period ended September 25, 2020, reflecting $750 million of borrowings from our 2021 Term Loan, which was more than offset by repayments of $1.1 billion of commercial paper and $250.0 million of our 2020 Term Loan. In the comparable 2019 period, financing activities generated cash of approximately $2.6 billion, largely due to the issuance of our Convertible Senior Notes and borrowings under our 2020 Delayed-Draw Term Loan. During the nine month period ended September 25, 2020, we paid $105 million of cash dividends to shareholders of our common stock and MCPS.
2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2.0 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of September 25, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.

2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of September 25, 2020 borrowings under this facility bore an interest rate of 1.80% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.

On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.

2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. As of September 25, 2020, borrowings under this facility bore an interest rate of 1.00% per annum. The 2020 Term Loan is due on October 23,

2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 26, 2020, we prepaid $250 million and on October 9, 2020, we repaid the remaining $250 million of the 2020 Term Loan. The fees associated with both prepayments were immaterial.
Commercial Paper
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
Revolving Credit Facility
We had $2.0 billion available under the Revolving Credit Facility as of September 25, 2020, and did not hold commercial paper as of September 25, 2020, and accordingly, we had the ability to incur an additional $2.0 billion of indebtedness under the Revolving Credit Facility as of September 25, 2020. Refer to Note 5 to the accompanying consolidated condensed financial statements for information regarding our financing activities and indebtedness.
At September 25, 2020, we had $2.7 billion in debt with maturities within one year. Based on our intent and ability to refinance our borrowings outstanding under the 2020 Delayed-Draw Term Loan of $1.0 billion and the 2021 Term Loan of $749.1 million for at least one year from the balance sheet date, as supported by availability under the Revolving Credit Facility, we classified these loans as long-term debt in the accompanying Consolidated Condensed Balance Sheet as of September 25, 2020. Our intent with respect to the refinancing of these outstanding borrowings was subject to change following the Separation, as described above. In addition, these loans may be further repaid using the cash flows received from the Separation or as part of the divestiture of our remaining 19.9% investment in Vontier. Borrowings under the 2020 Term Loan of $250 million and 2.35% Senior unsecured notes due 2021 of $749.2 million were recorded in the Current portion of long-term debt line item in our Consolidated Condensed Balance Sheet as of September 25, 2020.
Dividends
Aggregate cash payments for preferred and common stock dividends paid to shareholders during the nine month period ended September 25, 2020 were $105 million and are recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows. On August 5, 2020, dividends of $17.3 million were declared on our preferred shares and paid on October 1, 2020. As such, our preferred dividends were accrued and recorded as Mandatory convertible preferred stock cumulative dividends in the Consolidated Condensed Statement of Changes in Equity and in Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheet as of September 25, 2020.
Cash and Cash Requirements
As of September 25, 2020, we held approximately $1.5 billion of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective interest rate that approximated 0.25% during the three month period ended September 25, 2020. Approximately 60% of the $1.5 billion of cash and equivalents we held as of September 25, 2020 was held outside of the United States.
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

Additionally, we anticipate the provisions of the CARES Act will continue providing us with short-term liquidity benefits, specifically the deferral of employer payroll tax payments until December 31, 2021 and December 31, 2022 of approximately $40 million to $50 million, in addition to other potential income tax impacts that we are continuing to evaluate. During the three month period ended September 25, 2020, we deferred remittance of approximately $15 million in payroll tax payments into 2021.

Given the impact of the COVID-19 pandemic and current market conditions in the U.S., we have updated our assertion for previously unremitted earnings from 2019 and prior periods due to new facts and circumstances that we did not face in prior periods. The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. During the nine month period ended September 25, 2020, we provided foreign remittance taxes of $13 million on the repatriation of $310 million of previously unremitted earnings from 2019 and prior periods.

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
As of September 25, 2020, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
Other than noted below, there were no material changes during the three and nine month periods ended September 25, 2020 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.
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

Volatility and uncertainty in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts, financing, and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the three and nine month periods ended September 25, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the three and nine month periods ended September 25, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

Acquired Intangibles: Our business acquisitions typically result in the recognition of goodwill, in-process R&D, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

In connection with management’s updated forecast for the Telematics business that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, management determined the change in forecast indicated the related carrying value of goodwill may not be recoverable and performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020. This analysis resulted in an impairment of $85.3 million. Refer to Note 3 to the accompanying consolidated condensed financial statements for information regarding management’s assumptions used in determining the fair value of the reporting unit.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate. Notwithstanding these efforts, the current uncertainty in the global economy resulting from COVID-19 may increase the difficulty in collecting receivables.
Additional Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2019 Annual Report on Form 10-K. There were no material changes during the three and nine month periods ended September 25, 2020 to the information reported in our 2019 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2019 Annual Report on Form 10-K and such information should be read in conjunction with the new risk factors that are presented below. In particular, the developments described in the additional risk factor relating to COVID-19 have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factor identified in the “Risk Factors” section of our 2019 Annual Report Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report. There were no other material changes during the quarter ended September 25, 2020 to the risk factors reported in the “Risk Factors” section of our 2019 Annual Report on Form 10-K.

The effect of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is continuing to have a material, adverse impact on our business and results of operations.

Our global operations expose us broadly to the COVID-19 pandemic. In particular, continued efforts to mitigate the spread of the virus have caused us, our suppliers, and customers to reduce commercial activities and utilization of facilities and manufacturing sites, adversely impacting demand for our products and services, our ability to source required materials and components, and our ability to manufacture, sell, and service our products. In addition, implementation of measures to help control the spread of the virus, including internal work-from-home policies to protect the health of our employees and community, travel restrictions, social distancing measures, and re-opening restrictions have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers, and increased the risk and cost of protecting against cyber attacks. While we continue to implement global and local response teams, incremental cost reduction efforts, and business continuity efforts internally and with our customers, suppliers, and vendors, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

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

We could incur significant liability if the separation and distribution of Vontier is determined to be a taxable transaction.
We have received an opinion from outside tax counsel to the effect that the separation and distribution of Vontier qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from Vontier and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the separation and distribution are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the separation and distribution of Vontier are determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

Potential indemnification liabilities to Vontier pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
We entered into a separation and distribution agreement and related agreements with Vontier to govern the separation and distribution of Vontier and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify Vontier under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Vontier has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Vontier will be sufficient to protect us against the full amount of the liabilities, or that Vontier will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

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

10.1
Employee Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

10.2
Tax Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

10.3
Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.3 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

10.4
Intellectual Property Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.4 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

10.5
FBS License Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.5 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

10.6
Stockholder’s and Registration Rights Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.6 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020, File No. 1-37654).

10.7
Credit Agreement, dated as of September 29, 2020, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on September 30, 2020, File No. 1-37654).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 25, 2020, formatted in Inline XBRL and contained in Exhibit 101
*    Indicates management contract or compensatory plan, contract or arrangement.
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 25, 2020 and December 31, 2019, (ii) Consolidated Condensed Statements of Earnings for the three and nine month periods ended September 25, 2020 and September 27, 2019, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine month periods ended September 25, 2020 and September 27, 2019, (iv) Consolidated Condensed Statement of Changes in Equity for the three month periods ended September 25, 2020 and September 27, 2019, (v) Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 25, 2020 and September 27, 2019, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 27, 2020	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 27, 2020	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer