Form 10-K
period 2020-12-31
Fortive Corp
filed 2021-02-26
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 19, 2021 there were 338,072,765 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 26, 2020 was $17.1 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2021 Proxy Statement specifically incorporated herein by reference, the 2021 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our well-known brands hold leading positions in intelligent operating solutions, precision technologies, and advanced healthcare solutions. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe, and Latin America.
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress, and we are united by our culture of continuous improvement and bias for action that embody the Fortive Business System (“FBS”). Through rigorous application of the proprietary set of growth, lean, and leadership tools and processes that comprise FBS, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing, and leadership development. Our commitment to FBS has enabled us to drive customer satisfaction and profitability, and generate significant improvements in innovation, growth, and core operating margins. Additionally, FBS has enabled us to execute a disciplined acquisition strategy and expand our portfolio into new and attractive markets furthering our goal of creating long-term shareholder value.
On October 9, 2020, we completed the separation of our former Industrial Technologies segment (the “Separation”) by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity we created to hold the corresponding businesses, to Fortive stockholders on a pro rata basis. To effect the Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Separation (the “Retained Vontier Shares”). On January 19, 2021, we completed an exchange of all of the Retained Vontier Shares as part of a non-cash debt-for-equity exchange that reduced outstanding indebtedness of Fortive by $1.1 billion.
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
Fortive Corporation is a Delaware corporation and was incorporated in 2015 in connection with the separation of Fortive from Danaher Corporation (“Danaher” or “Former Parent”) on July 2, 2016 as an independent, publicly-traded company, listed on the New York Stock Exchange.
In this Annual Report, the terms “Fortive” or the “Company” refer to either Fortive Corporation or to Fortive Corporation and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, all amounts in this Annual Report refer to continuing operations.
Reportable Segments
Before the Separation, we reported our results in two reportable segments consisting of Professional Instrumentation and Industrial Technologies. In connection with the Separation, and in light of organizational and leadership changes we made to enhance and better evaluate the operational performance of and allocate resources to our businesses, we now operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Intelligent Operating Solutions
Our Intelligent Operating Solutions segment provides leading solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. The businesses in our Intelligent Operating Solutions segment provide a broad and differentiated offering of instrumentation, sensors, software, and services to address these critical workflows for our customers. These offerings include connected reliability tools, environment, health, safety, and quality (EHSQ) enterprise software products, facility and asset lifecycle software, and pre-construction planning and construction procurement solutions. We also offer a series of leading hardware offerings including ruggedized professional test tools, electric, pressure, and temperature calibration tools for high-end government and industrial labs, as well as portable gas detection tools which keep workers safe in industries where air quality and safety cannot be taken for granted. Typical users of these offerings include electrical engineers, electricians, electronic technicians, EHSQ professionals, network technicians, facility managers, first-responders, and maintenance professionals.
Products and services within our Intelligent Operating Solutions segment are marketed under a variety of leading brands, including ACCRUENT, FLUKE, FLUKE NETWORKS, GORDIAN, INDUSTRIAL SCIENTIFIC, INTELEX, and PRUFTECHNIK.
Precision Technologies
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions. In our sensing business, we provide solutions that sense, monitor, and control operational or manufacturing variables, such as temperature, pressure, level, and flow. Our sensing products serve a wide variety of vertical markets, including power and energy, medical equipment, food and beverage, aerospace and defense, off-highway vehicles, electronics, semiconductors, and other general industrial markets. In our energetic materials business, we design, manufacture, and market highly-engineered energetic material solutions for commercial, defense, and space markets. At Tektronix, we provide our customers with a broad portfolio of test and measurement instruments serving a variety of end markets including communication, consumer electronics, semiconductor, defense, automotive, and industrial. Customers for these products and services include design engineers for advanced electronic devices and equipment, process and quality engineers focused on improved process capability and productivity, facility maintenance managers driving increased uptime, and other customers for whom precise measurement, reliability, and compliance are critical in their applications.
Products and services in our Precision Technologies segment are marketed under a variety of brands, including ANDERSON-NEGELE, GEMS, SETRA, HENGSTLER-DYNAPAR, QUALITROL, PACIFIC SCIENTIFIC, KEITHLEY and TEKTRONIX.
Advanced Healthcare Solutions
Our Advanced Healthcare Solutions segment serves healthcare customers with enabling products and services for critical activities that help ensure safe, efficient, and timely healthcare. Through the Advanced Healthcare Solutions segment, we provide broad hardware and software portfolio offerings optimized around our end-users’ most critical workflows, including instrument and device reprocessing, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation safety monitoring, and asset management. Our offerings provide critical sterilization and disinfection solutions, including low-temperature hydrogen peroxide sterilization solutions and advanced infection prevention and patient safety in healthcare facilities. In addition, we provide subscription-based surgical inventory management systems to healthcare facilities to facilitate inventory management and regulatory compliance as well as subscription-based technical, analytical, and compliance services to determine radiation exposure. Furthermore, through our solutions and services, we enable developers and engineers in healthcare and other critical industries across the end-to-end product creation cycle from concepts to finished products.
Products and services in our Advanced Healthcare Solutions segment are marketed under a variety of brands, including ASP, CENSIS, CENSITRAC, EVOTECH, FLUKE BIOMEDICAL, INVETECH, LANDAUER, RAYSAFE, and STERRAD.
************************************
The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, cast iron, aluminum, and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. Tariffs affect our costs for impacted materials or components we import into the United States. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials, and qualification of multiple supply sources. During 2020 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights, and trade secrets and hold licenses to use intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret, or license to be of material importance to any segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Fortive.
Competition
We believe that we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment, since none of our competitors offer all of the same product and service lines or serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities, as well as well-established regional competitors who are more specialized than we are in particular markets. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Our management believes that we have a market leadership position in most of the markets we serve. Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings, and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
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
Human Capital Resources
Empowering our talented global team to contribute in meaningful ways is a critical component of our strategy and our success. To support the advancement of our employees and the success of our Company, we invest in and develop our employees at every level. We are committed to creating a challenging and collaborative culture and environment where our employees can grow, develop, and do their best work.
COVID-19 Response
In the uncertainty that immediately followed the COVID-19 pandemic, we were guided by five key pillars in our response to our employees: Safety, Transparency, Empathy, Science and Employee Trust. The policies we implemented were guided with the safety of our employees, their families, our customers, and our communities as the number one priority, with our actions informed by data and expert public health guidance. The manner in which we considered and communicated our policies and actions were driven by the recognition of, and empathy for, the uncertainty, fear, and real-life impact caused by the pandemic for our colleagues. With that in mind, we focused on being agile and transparent with what we were doing and why we were doing it, while listening to ongoing feedback from our global teams and quickly making changes where needed. We did our best to accommodate the needs of our people as they managed through an incredibly difficult year personally and professionally.
Driven by our values, we:
•Formed global and local response teams at every level to create hundreds of standard processes to share best practices and streamline communication to keep our employees safe and informed;
•Acted quickly to limit and then stop business travel;
•Ensured pay continuity for quarantine periods for our employees;
•Quickly made the decision to enable and then mandate remote work for those who were able to do so while ensuring that our essential manufacturing team members had the education, resources, and support needed to stay safe on the job;
•Created flexible shifts and schedules to accommodate childcare and other family or personal needs;
•Provided subsidized childcare and other caregiver services as well as parental counseling;
•Waived deductibles, co-pays, and co-insurance for COVID-19 testing or treatment as well as all virtual healthcare visits; and
•Provided enhanced counseling and mental health coverage and services.
Employee Profile and Development
As of December 31, 2020, we employed approximately 17,000 persons, of whom approximately 9,500 were employed in the United States and approximately 7,500 were employed outside of the United States. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils.
Human Capital Strategy
Our Human Capital Strategy is designed to attract, retain, and develop the best talent to drive our business strategy forward by offering a competitive reward structure and a compelling employee value proposition. A key element of our value proposition is our commitment to our employees’ continued learning, development, and success. To respond to our growing business and technology changes, our Leadership, Development & Learning team has adopted a blended learning approach that combines online digital learning with classroom teaching and coaching to effectively scale continuous learning and accelerate our ability to learn quickly and remain agile throughout Fortive. With the challenges presented by the COVID-19 pandemic, we further enhanced our virtual and online learning and development platform to ensure safety of our employees without compromising our commitment to our employees’ ongoing career success.

The following is a summary of some of the key support we provide to our employees to further their learning and development:

The Fortive9
The Fortive9 is our leadership framework that is critical to how we guide the development of our employees because Fortive9 is how we aspire to work, deliver value, and build organization capability. Examples of the Fortive 9 include Customer Obsessed, Innovation, and Team and Talent Development.

People Leader Experience
Comprehensive learning for both new and experienced leaders, harnessing the best of interactive learning, and providing the critical tools as our employees assume greater people leadership responsibilities throughout their career with us.

Accelerated Leadership Experience (ALE)
Designed for high performing employees as preparation for running Fortive businesses or functions. We use immersive, experiential learning, where individuals can drive personal progress and overcome obstacles to fulfill their leadership potential.

FBS Office and University
FBS Office is dedicated to strategically imbed FBS in everything we do, from innovations to operations. FBS University, our proprietary virtual and hands-on learning environment, develops and reinforces learning for hundreds of FBS Champions across our Company each year to deliver value.

FBS Ignite
An immersive development experience that leverages the diversity of our operating companies. Supported with intensive development in the FBS toolset, active mentoring from the FBS Office, and executive career coaching, participants advance their FBS expertise and business acumen.

Growth Accelerator
A key development experience that enables our team to solve challenges in new, inspiring ways through three key innovation tools, Deep Customer Insight, Solution Generation, and Experimentation, each designed to enable our employees to develop critical solutions for customers.

Each one of these investments in our team delivers value to both our people and our customers, with the investments focused on development that adds most value to stakeholders.
Inclusion and Diversity
We believe that creating inclusive places to work and diverse points of view are the lifeblood of innovation and growth and provide us with a strategic advantage. In 2020, we continued to make significant strides to reflect the needs, priorities, and experiences of our global team and strengthen our culture of inclusion and diversity. Our Board of Directors and our Compensation Committee oversee our human capital management strategies, including our inclusion and diversity efforts. Our VP, Inclusion & Diversity works closely with our senior management and our Inclusion & Diversity Council, involving employees at every level in establishing a collaborative vision that will truly reflect the needs, priorities, and viewpoints of our diverse global team.

Our inclusion and diversity strategies are founded on the following pillars, using the insights from employees, community, and other stakeholders:

Strategic Pillar
Inclusion and Diversity Matters: Build a diverse Fortive through hiring, developing, and retaining a strong team
Everyone Owns Inclusion: Invest in development of our teams to build a Fortive where you can be yourself and do your best work
I&D in Our DNA: Build a culture of equity that enables greater innovation for customers and the world

Please refer to our Proxy Statement for more details about our progress against these pillars.
Engagement and Communication
A key focus of our human capital management strategy is active listening and effective communication throughout the organization. Our senior leaders are committed to actively listen to our employees and other stakeholders, as demonstrated by over one hundred separate “Courageous Conversations” held in 2020 to actively listen and learn on race and social justice matters so we can make a real impact with our actions. In addition, in 2020, we conducted several employee surveys focused on getting feedback on actions related to our COVID-19 response work. We wanted to ensure our teams had the best support possible through such an extremely challenging time. This allowed for us to listen, learn, and adjust quickly to the needs of our teams across the globe. Based on the learnings from 2020, we have adjusted our approach to employee experience surveys and feedback. Beginning in 2021, we have moved from an annual survey to shorter quarterly employee experience surveys and a more thorough biennial survey. This will enable us to be more responsive to the needs and feedback from the organization while enhancing our ability to understand trends over time. The results inform both management and the Board of Directors on appropriate actions and strategies to continuously enhance our employees’ experience.
Government Contracts
Although the substantial majority of our revenue in 2020 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Regulatory Matters
We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale, and distribution of our products, software, and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”
Medical Device Regulations
Many of our products in the Advanced Healthcare Solutions segment are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars, and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended uses and to comply with the regulations administered by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture, or intended use, may require a new 510(k) clearance and payment of an FDA user fee.
Market access, sales, and marketing of medical devices in non-U.S. countries are subject to foreign regulatory requirements that vary widely from country to country. For example in the European Economic Area (“EEA”), a medical device must meet the Medical Devices Directive’s (“MDD”) Essential Requirements or, effective May 26, 2021, the Medical Devices Regulation’s (“MDR”) General Safety and Performance Requirements. Before placing a medical device on the EEA market, the manufacturer must prepare a declaration of conformity, certifying that the device complies with the MDD/MDR, and must then affix the CE mark. The notified body typically audits and examines the device’s technical documentation, and the quality system for the manufacture, design, and final inspection of the relevant device before issuing a CE certificate. Following the issuance of this CE certificate, manufacturers may prepare the declaration of conformity and affix the CE mark to the devices covered by this CE certificate. Similar requirements apply in the UK. For access to the UK market, manufacturers must obtain a UKCA Certificate and affix a UKCA mark to their medical devices. However, the CE mark will be accepted in the UK until July 1, 2023.
Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state and certain other comparable foreign authorities. As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA and other comparable foreign authorities as well as audits by our notified body. We are required to adhere to the Current Good Manufacturing Practices requirements, as set forth in the Quality Systems Regulation, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all phases of the design and manufacturing process.
We must also comply with global post-market surveillance regulations, including adverse event reporting requirements, which require that we review and report to the FDA and other comparable foreign authorities any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
Labeling and promotional activities are subject to scrutiny by the FDA and other comparable foreign authorities and, in certain circumstances, by the Federal Trade Commission and other comparable foreign regulators. Medical devices approved or cleared by the FDA, foreign regulators, or our notified body may not be promoted for undocumented, unapproved, or uncleared uses, otherwise known as “off-label” promotion. The FDA, other U.S. agencies, and other comparable foreign authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.
Other Healthcare Laws
We are subject to various healthcare related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, and the privacy and security of health information. In particular, the U.S. Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration (including any kickback or bribe), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Similar laws and regulations apply in many foreign countries.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or (2) falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient identifiable health information, mandates the adoption of standards relating to the privacy and security of patient identifiable health information, and requires the reporting of certain security breaches with respect to such information. Similar to the U.S. Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation. Similar laws and regulations apply in many foreign countries.
The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, knowingly makes, uses, or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Similar laws and regulations apply in many foreign countries.
Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers. Analogous U.S. state laws and regulations, such as state anti-kickback and false claims laws, also may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers. Further, there are state laws that require medical device manufacturers to comply with the voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA. Similar laws and regulations apply in many non-U.S. countries.
Anti-Bribery and Anti-Corruption Laws
Given the international scope of operation, we are subject to various U.S. and non-U.S. laws outlawing bribes, kickbacks, payoffs, and other improper payments. In particular, the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other similar laws in other jurisdictions prohibit companies, their officers and employees, and their intermediaries from making improper payments to public officials to influence those officials or secure an improper advantage in order to obtain or retain business. In the past several years, there has been a substantial increase in the enforcement of these global anti-bribery and anti-corruption laws. Our operations throughout the world, including in developing countries with heightened risks of corruption, and interactions with individuals who are considered public officials under these laws, such as healthcare professionals in countries with state-run healthcare systems, expose us to the risk of violating these laws. Violations of these laws or even allegations of violations of these laws could pose reputational risks, subject us to investigations and related litigation, cause disruptions to our business, and result in monetary fines and damages and other sanctions.
Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy.
Data privacy and security laws are rapidly evolving. In particular, a new, broad privacy law in California, the California Consumer Privacy Act (“CCPA”), came into effect in January 2020. The CCPA has some of the same features as the GDPR (discussed below), and has already prompted several other states to consider similar legislation. The CCPA has already been amended several times, including through a November 2020 ballot initiative (called the California Privacy Rights Act) (“CPRA”), which will go into effect in January 2023.
Across the European Union, the General Data Protection Regulation (“GDPR”) imposes strict requirements in how we collect, transmit, process, and retain personal data, including, among other things, in certain circumstances a requirement for prompt notification of data breaches to supervisory authorities and/or to data subjects, with the risk of significant fines for non-compliance. Additionally, after a July 2020 decision from the Court of Justice of the European Union, European regulators are requiring additional safeguards to facilitate the transfer of personal information from the European Union to the United States and other certain jurisdictions.
Several other countries such as China, Russia, and Brazil have passed, and other countries are considering passing, laws that meaningfully expand the compliance requirements around confidential, personal, and/or sensitive data that we may have access to or process in the course of our business. In China and Russia, privacy and security laws may require a copy of personal data relating to citizens to be maintained on local servers and impose additional data transfer restrictions. Brazil’s Lei Geral de Proteção de Dados (“LGPD”) increases compliance requirements related to privacy, data protection, and information security for businesses that are located or do business within Brazil. Although the LGPD shares similarities with the GDPR, it also contains a number of unique features, including specific legal bases not found in the GDPR that allow an organization to process personal data and requirements for the role of a data protection officer. In these countries and elsewhere, the laws applicable to data privacy and security may require changes to business practices or additional investment for compliance purposes.

Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products, and services are subject to and other environmental contingencies, please refer to Note 16 to the consolidated financial statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
Export/Import Compliance
We are required to comply with various U.S. export/import control and economic sanctions laws, such as:
•the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, impose license requirements on the export from the United States of defense articles and defense services listed on the United States Munitions List;
•the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer, and re-export of certain dual-use goods, technology, and software (which are items that have both commercial and military or proliferation applications);
•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments, and persons based on United States foreign policy and national security considerations; and
•the import regulations administered by U.S. Customs and Border Protection.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”
International Operations
Our products and services are available in markets worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies, and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets.
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
Available Information
We maintain an internet website at www.fortive.com where we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Our internet website and the information contained on, or linked from, that website are not incorporated by reference into this Form 10-K.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations, or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters, or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity, and financial condition.

Risk Related to Our Business Operations
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
The degree to which COVID-19 impacts us going forward will depend on future developments that are highly uncertain and therefore cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, or the actions taken to contain the spread and impact of COVID-19, the general availability, effectiveness, and distribution of any vaccine, and how quickly and to what extent normal economic, market, and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, in-person collaboration efforts, and consumer confidence.
Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment and underemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, natural disasters, terrorist attacks, and other challenges that affect the global economy adversely affect us and our distributors, customers, and suppliers, including having the effect of:
•reducing demand for our products, software, and services, limiting the financing available to our customers and suppliers, increasing order cancellations, and resulting in longer sales cycles and slower adoption of new technologies;
•increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•increasing price competition in our served markets;
•supply interruptions, which could disrupt our ability to produce our products;
•increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets; and
•increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.
In addition, adverse general economic conditions may lead to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity, and interest rate volatility. If we are unable to access capital and credit markets on terms that are acceptable to us or our lenders are unable to provide financing in accordance with their contractual obligations, we may not be able to make certain investments or acquisitions or fully execute our business plans and strategies. Furthermore, our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers, or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services, and cause delays in the delivery of key products from suppliers.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated, or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses, demand depends on customers’ capital spending budgets, and product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions, and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Many of our businesses operate in industries that are intensely competitive and have been subject to consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see the section entitled “Business-Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new or enhanced products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.
Our growth depends in part on the timely development and commercialization and customer acceptance of new and enhanced products and services based on technological innovation.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:
•correctly identify customer needs and preferences and predict future needs and preferences;
•allocate our research and development funding to products and services with higher growth prospects;
•anticipate and respond to our competitors’ development of new products and services and technological innovations;
•differentiate our offerings from our competitors’ offerings and avoid commoditization;
•innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;
•obtain adequate intellectual property rights with respect to key technologies before our competitors do;
•successfully commercialize new technologies in a timely manner, price them competitively, and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•stimulate customer demand for and convince customers to adopt new technologies.
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
If we are unable to recruit and retain key employees, our business may be harmed.
Much of our future success and our ability to realize the benefit of our acquisitions and execute our portfolio strategy depends on our ability to attract and retain key employees, including our senior management. In particular, the markets for highly skilled employees and leaders in the technology and healthcare industries are extremely competitive. Our brand, our culture, our ability to provide competitive compensation, our locations of operations, and our reputation are important to our ability to recruit and retain key employees in these competitive markets. If we are not competitive or successful in our recruiting efforts, if we cannot attract or retain key employees, or if we do not adequately ensure effective succession planning or transfer of knowledge for our key employees, our ability to deliver and execute on our operational, development, or portfolio strategies would be adversely affected.

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction, or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access, and other cyber-attacks and we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent. Any of the attacks, breaches, or other disruptions or damage described above can interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation, and financial statements.
Manufacturing or design defects impacting safety, cybersecurity, or quality issues (or the perception of such issues) for our products and services can lead to personal injury, death, property damage, data loss, or other damages. These events could lead to recalls or safety or other public alerts, result in product or service downtime or the temporary or permanent removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, downtime, removals, and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns, or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance, or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our profitability.
Our financial results are subject to fluctuations in the cost and availability of commodities or components that we use in our operations.
As discussed in the section entitled “Business-Materials,” our manufacturing and other operations employ a wide variety of components, raw materials, and other commodities. Prices for and availability of these components, raw materials, and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items, including as a result of contractual disputes with suppliers or vendors, could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers, and the terms of certain contracts we are party to, if commodity or component prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity or component costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays, and inefficiencies.
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies, or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design. If these or other suppliers encounter financial, operating, quality, or other difficulties or if our relationship with them changes, including as a result of contractual disputes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities, and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions, and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times, and inefficiencies.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance, and otherwise adversely affect our profitability.
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented multiple, significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets, and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs, or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
Work stoppages, works council campaigns, and other labor disputes could adversely impact our productivity and results of operations.
We have various non-U.S. collective labor arrangements. We are subject to potential work stoppages, works council campaigns, and other labor disputes, any of which could adversely impact our productivity, results of operations, and reputation.
If we suffer loss to our facilities, supply chains, distribution systems, or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism, or other natural or man-made disasters. If any of these facilities, supply chains, or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation, and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability, and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets, and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around, or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights could adversely impact our competitive position and financial statements.
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses, or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position and financial statements. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, appropriate classification of franchisee relationship, tax matters, commercial disputes, disputes with our supplier or vendors, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages, and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, we may experience disruption in supply or sales, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets that we were previously unable to estimate, or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.
Risk Related to our International Operations
International economic, political, legal, compliance, and business factors could negatively affect our financial statements.
In 2020, approximately 47% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers, and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Our international business, including our business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, including changes in relationship with the United States, particularly with respect to China;
•trade protection measures, increased trade barriers, imposition of significant tariffs on imports or exports, embargoes, and import or export restrictions and requirements;
•new conditions to, and possible restrictions of, existing free trade agreements;
•epidemics, such as the coronavirus outbreak, that adversely impact travel, production, or demand;
•unexpected changes in laws or regulatory requirements, including negative changes in tax laws in the U.S. and in the countries in which we manufacture or sell our products;
•the impact of the U.K.’s exit from the E.U. (Brexit) on the Company’s business operations in the U.K. and Europe, including the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community, and the United Kingdom signed on December 30, 2020;
•limitations on ownership and on repatriation of earnings and cash;
•the potential for nationalization of enterprises;
•limitations on legal rights and our ability to enforce such rights;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•difficulties in implementing restructuring actions on a timely or comprehensive basis; and
•differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
Trade relations between China and the United States could have a material adverse effect on our business and financial statements.
We have experienced growth in various end markets in China. During 2020, year-over-year sales from existing businesses grew slightly in China, and sales in China accounted for approximately 12% of our total sales for the year. In addition, we have numerous facilities in China, many of which serve multiple businesses and are used for multiple purposes.
There continues to be significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations, and tariffs. In particular, there continues to be uncertainty about U.S. foreign trade policy with respect to China, including any changes to the trade policies that may be adopted by the new administration. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial statements.
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

Risk Related to Our Acquisitions, Investments, and Dispositions
Any inability to consummate acquisitions at our anticipated rate and at appropriate prices could negatively impact our growth rate and stock price.
Our ability to grow revenues, earnings, and cash flow at or above our anticipated rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates anticipated, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions.
Our acquisition of businesses, joint ventures, and strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses and enter other strategic relationships in the ordinary course, some of which may be material; please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. These acquisitions and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect our financial statements:
•any acquired business, technology, service, or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;
•we may incur or assume significant debt in connection with our acquisitions or strategic relationships;
•acquisitions or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•acquisitions or strategic relationships could create demands on our management, operational resources, and financial and internal control systems that we are unable to effectively address;
•we could experience difficulty in integrating personnel, operations, and financial and other controls and systems and retaining key employees and customers;
•we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition or strategic relationship;
•we may assume by acquisition or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies, or exposure to regulatory sanctions resulting from the acquired company’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position, or cause us to fail to meet our public financial reporting obligations;
•in connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results;
•in connection with acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet and if we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets; and
•we may have interests that diverge from those of strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.
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
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2018, we split-off most of our automation and specialty platform in a Reverse Morris Trust transaction with Altra Industrial Motion Corp.. and, in 2020, we spun-off our former Industrial Technologies segment. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
Potential indemnification liabilities to Vontier pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
We entered into a separation and distribution agreement and related agreements with Vontier to govern the separation and distribution of Vontier and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify Vontier under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Vontier has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Vontier will be sufficient to protect us against the full amount of the liabilities, or that Vontier will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations, and cash flows.
Risk Related to Regulatory and Compliance Matters
Changes in industry standards and governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local, and other jurisdictional regulations, such as regulations governing health and safety, the environment, and electronic communications, and market standardizations. We develop, configure, and market our products and services to meet customer needs created by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time, and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application, or enforcement thereof) could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products, and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for our products and services from period to period.
Our reputation, ability to do business, and financial statements may be impaired by improper conduct by any of our employees, agents, or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents, or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks, and false claims, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering, and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, though we rely on our suppliers to adhere to our supplier standards of conduct, material violations of such standards of conduct could occur that could have a material effect on our financial statements.
Our operations, products, and services expose us to the risk of environmental, health, and safety liabilities, costs, and violations that could adversely affect our reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage, and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. In addition, some of our operations require the controlled use of hazardous or energetic materials in the development, manufacturing, or servicing of our products. We cannot assure you that our environmental, health, and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements. Moreover, any accident that results in significant personal injury or property damage, whether occurring during development, manufacturing, servicing, use, or storage of our products, may result in significant production interruption, delays, or claims for substantial damages caused by personal injuries or property damage, harm to our reputation, and reduction in morale among our employees, any of which may adversely and materially affect our results of operations.
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
In addition to the environmental, health, safety, anti-corruption, and other regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local, and other jurisdictional levels, including the following:
•we are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons and dealings between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory;
•we also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction, or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts;
•we are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection, and transfer of personal data, including the transfer of personal data between or among countries. In particular, the General Data Protection Regulation became effective in the European Union in May 2018 and the California Consumer Privacy Act became effective in January 2020. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position;
•certain of our products are medical devices that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, and by certain accrediting bodies. To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-marketing surveillance of our products; and
•we are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes could negatively impact our business or financial position.
These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives, and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export, and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses, or modify our business model or impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements.
For additional information regarding these risks, please refer to the section entitled “Business-Regulatory Matters.”
Risk Related to Our Tax and Accounting Matters
Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.
A change in the tax laws of the jurisdictions where we operate, including any increase in U.S. corporate income tax rates, could result in a material increase in our tax expense. In addition, foreign remittance taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, then our income tax expense could increase. On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cut and Jobs Act (“TCJA”). The TCJA represents one of the most significant overhauls to the U.S. federal tax code since 1986 according to the SEC. The TCJA includes numerous provisions that affect businesses and introduces changes that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. Further guidance, regulations, and technical corrections pertaining to TCJA continue to be issued by the tax authorities, some of which may have retroactive application. We will continue to assess such new guidance, regulations, and corrections as they are issued. However, there can be no assurance that the retroactive applications of such new guidance, regulations, or corrections issued by the tax authorities will not result in revisions to our prior interpretation of the corresponding provisions of TCJA that may have a material adverse effect on our financial statements.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. The breadth of this project may impact all multinational businesses by potentially redefining jurisdictional taxation rights, and could materially impact the law for transfer pricing and permanent establishment taxation. We have taken measures to address the requirements of these changes in global tax policy. The Company will continue to monitor and evaluate the impact of these new OECD developments.
Changes in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently reinvested under existing accounting standards, it could also increase our effective tax rate.
We could incur significant liability if the separation and distribution of Vontier is determined to be a taxable transaction.
We have received an opinion from outside tax counsel to the effect that the separation and distribution of Vontier qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations, and undertakings from Vontier and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the separation and distribution are taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the separation and distribution of Vontier are determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
Changes in U.S. GAAP could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to interpret and create appropriate accounting principles and guidance. Any new or amended standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled approximately $10.6 billion. In accordance with GAAP, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Note 2 and Note 7 to the consolidated financial statements for a description of our policies relating to goodwill and acquired intangibles.
Risk Related to Our Financing Activities
We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2020, we had approximately $4.2 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes, such as acquisitions;
•making it more difficult for us to satisfy our obligations with respect to our debt;
•placing us at a competitive disadvantage compared to our competitors that are not as highly leveraged;
•limiting our ability to borrow additional funds;
•reducing our flexibility in planning for or reacting to changes in our business and market conditions;
•exposing us to interest rate risk since a portion of our debt obligations are at variable rates; and
•resulting in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial or restrictive covenants contained in our debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.
Our ability to satisfy our obligations depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures, or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all.
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets, and enter into transactions with affiliates. The covenants in our credit agreement include a debt-to-EBITDA ratio. Please refer to Note 11 to the consolidated financial statements for additional details.
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
Risk Related to Shareholder Rights
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
Our amended and restated certificate of incorporation (“Restated Certificate of Incorporation”) and amended and restated bylaws (“Amended and Restated Bylaws”) contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board of Directors (the “Board”) rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:
•the inability of our shareholders to call a special meeting;
•the inability of our shareholders to act by written consent;
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of the Board to issue preferred stock without shareholder approval;
•the ability of our directors, and not shareholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•the requirement that the affirmative vote of shareholders holding at least 80% of our voting stock is required to amend our amended and restated bylaws and certain provisions in our amended and restated certificate of incorporation.
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

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
Our amended and restated certificate of incorporation provides that unless the Board otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our shareholders, any action asserting a claim against our company or any of our directors or officers arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against our company or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with our company or our directors or officers, which may discourage such lawsuits against our company and our directors and officers. This exclusive forum provision would not apply to claims brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2020, our facilities included approximately 60 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Approximately 30 of these facilities are located in the United States in over 10 states and approximately 30 are located outside the United States in over 10 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. These facilities cover approximately 5 million square feet, of which approximately 3 million square feet are owned and approximately 2 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Intelligent Operating Solutions 25, Precision Technologies 25, and Advanced Healthcare Solutions 10.
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
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information, and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of our executive officers as of February 26, 2021. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	55	President and Chief Executive Officer	2016
Barbara B. Hulit	54	Senior Vice President	2016
Charles E. McLaughlin	59	Senior Vice President – Chief Financial Officer	2016
Patrick K. Murphy	59	Senior Vice President	2016
William W. Pringle	53	Senior Vice President	2016
Jonathan L. Schwarz	49	Senior Vice President – Corporate Development	2016
Edward R. Simmons	47	Senior Vice President – Strategy	2021
Peter C. Underwood	51	Senior Vice President – General Counsel	2016
Stacey A. Walker	50	Senior Vice President – Human Resources	2016
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
Patrick K. Murphy has served as a Senior Vice President of Fortive since July 2016. Prior to July 2016, Mr. Murphy served as a Group President of Danaher after joining Danaher in March 2014 until July 2016. Prior to joining Danaher, he served as CEO of Nidec Motor Corporation and President of the ACIM (Appliance, Commercial, and Industrial Motor) Business Unit of Nidec Corporation, a manufacturer of commercial, industrial, and appliance motors and controls, from 2010 until October 2013.
William W. Pringle who has served as a Senior Vice President of Fortive since July 2016 will resign effective March 12, 2021. Prior to July 2016, Mr. Pringle served as Senior Vice President-Fluke and Qualitrol for Danaher from October 2015 to July 2016 and as President of Danaher’s Fluke business from July 2013 to July 2016, after serving as President-Fluke Industrial Group from May 2012 to July 2013. Prior to joining Danaher, Mr. Pringle served in a series of progressively more responsible roles with Whirlpool Corporation, a manufacturer of home appliances, from 2008 until May 2012, including most recently as Senior Vice President-Integrated Business Units.
Jonathan L. Schwarz has served as Senior Vice President, Corporate Development since February 2021 and as Vice President, Strategy and Corporate Development from April 2019 to February 2021 and as Vice President, Corporate Development from July 2016 to April 2019. Prior to July 2016, Mr. Schwarz served as Vice President-Corporate Development of Danaher from 2010 to July 2016.
Edward R. Simmons has served as Senior Vice President, Strategy of Fortive since February 2021. From June 2018 to December 2020, Mr. Simmons was the President of Vista Consulting Group for Vista Equity Partners, a leading private investment firm focused on software, data, and technology-enabled businesses. In addition, from September 1999 through May 2018, Mr. Simmons served as a Partner of Bain & Company where he served as a Director in its Private Equity Practice and led its Technology, Media, and Telecommunications practice.
Peter C. Underwood has served as Senior Vice President, General Counsel of Fortive since May 2016. Prior to joining Fortive, Mr. Underwood served as Vice President, General Counsel and Secretary of Regal Beloit Corporation, a manufacturer of electric motors, from 2010 through May 2016.
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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 19, 2021, there were approximately 2,100 holders of record of our common stock.
Issuer Purchases of Equity Securities
None.
Recent Issuances of Unregistered Securities
None.
ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (the “Company,” “we,” “our,” and “us”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our well-known brands hold leading positions in intelligent operating solutions, precision technologies, and advanced healthcare solutions. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe, and Latin America.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
BASIS OF PRESENTATION
On October 9, 2020, we completed the separation of our former Industrial Technologies segment (the “Separation”) by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity we created to hold the corresponding businesses, to Fortive stockholders on a pro rata basis. To effect the Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Separation (the “Retained Vontier Shares”). On January 19, 2021, we completed an exchange of all of the Retained Vontier Shares as part of a non-cash debt-for-equity exchange that reduced outstanding indebtedness of Fortive by $1.1 billion.

The accounting requirements for reporting the Separation of Vontier as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the results of the Vontier business as a discontinued operation. Fortive did not retain a controlling interest in Vontier and therefore the fair value of the Retained Vontier Shares and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. The subsequent change in the fair value of the Retained Vontier Shares and the resulting gain will be recorded in the first quarter of 2021.
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
Unless otherwise noted, amounts, percentages, and discussion for all periods included in Management’s Discussion and Analysis reflect the results of operations and financial condition from our continuing operations. Refer to Note 4 to our consolidated financial statements for additional information on discontinued operations.
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of and allocate resources to our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. Refer to Note 19 to our consolidated financial statements for additional information about our reportable segments.
The discussion of historical information in Management’s Discussion and Analysis has been recast to reflect the new reportable segments of our continuing operations.
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 47% of our sales derived from customers outside the United States in 2020. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend, in particular, on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, attract relevant talent and retain, grow, and empower our talented workforce, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.
In this report, references to sales from existing businesses refers to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired businesses and purchase accounting adjustments (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Business Performance and Outlook
Business Performance
A novel strain of coronavirus was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020 (“COVID-19”). This outbreak has surfaced in nearly all regions around the world, resulting in governments implementing strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter in place,” and “stay at home” orders, travel restrictions, school and commercial facility closures, re-opening restrictions, among others (collectively “virus control measures”). These virus control measures have led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, causing significant disruption in the financial markets both globally and in the United States, most notably during the first half of 2020. The majority of our essential production facilities around the world were open during 2020, and as of the date of this Report, all of our locations are open and operating.
Given our businesses operate globally, have diverse customers, and serve multiple end-markets, COVID-19 impacted our businesses and operating results during 2020 directly with reduced year-over-year demand from customers operating in non-essential end-markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end-markets. These disruptions impacted our operating results most severely during the second quarter of 2020 and we have realized sequential improvement in demand across all of our businesses and geographies since.
For the year-ended December 31, 2020, aggregate year-over-year sales increased 1.5% as our continued application and deployment of the Fortive Business System and incremental sales from our recently acquired companies more than off-set declines in demand from our existing businesses. Sales from existing businesses decreased 5.9% during the year ended December 31, 2020 as compared to the comparable period of 2019 reflecting the broad impacts of the COVID-19 pandemic, as virus control measures were deployed in most regions and particularly impacted our results in the second quarter of 2020, with sequential improvement each quarter thereafter, including a slight year-over-year increase in demand from existing businesses during the fourth quarter.
Sales that management considers recurring revenue represented approximately 40% of our total sales during the year-ended December 31, 2020 and increased approximately 11% year-over-year, including sales from our existing software as a service (“SAAS”) businesses that increased at a rate in the mid-teens year-over-year.
Geographically, year-over-year sales from existing businesses during the year ended December 31, 2020 declined at a mid-single digit rate in both developed markets and high-growth markets, respectively, which was driven by a high-single digit rate decline in North America and Latin America, a mid-single digit rate decline in Asia, and a low-single digit rate decline in Western Europe. Year-over-year sales from existing businesses grew slightly in China during the year ended December 31, 2020.
2021 Outlook
As a result of the COVID-19 pandemic, overall global conditions have been volatile and uncertain. While our results in the fourth quarter of 2020 indicate positive, broad-based momentum across our portfolio, economic uncertainties continue to exist. The impact of the COVID-19 pandemic on our future results will depend on the length, severity, and recurrence of virus control measures and the availability of antiviral medications and distribution and administration of vaccinations, both of which are uncertain. We plan to continue deploying the Fortive Business System to help drive near-term performance and maximize cash flow generation amidst this uncertainty.
Given the diverse nature of our businesses and the end-markets they serve, we believe certain of our businesses will continue being resilient against the broad COVID-19 impacts in the first quarter of 2021, while we believe others will continue being relatively more sensitive, with varied rates of continued recovery as virus control measures remain in place. The businesses we believe will continue being relatively more resilient include our businesses with a greater proportion of recurring revenue, including our SAAS businesses that provide critical workflow solutions to their customers, certain healthcare businesses, and those with longer business cycles with strong backlogs. We believe our businesses that are more dependent on short-cycle industrial demand and production dynamics will continue to sequentially improve but continue experiencing a somewhat challenging environment. As such, we expect year-over-year global demand for our products and services in both the first quarter of 2021 and year ended December 31, 2021 to grow at a mid-single digit rate.
Despite the virus control measures in place in geographies critical to our supply chain, we have successfully implemented solutions to support our operations and have not experienced significant production material shortages, supply chain constraints, or distribution limitations impacting our operations as of the date of this Report; however, in light of the uncertainty of the COVID-19 pandemic severity and duration, we are continuing to evaluate and monitor the condition of our supply chain, including the financial health of our suppliers and their ability to access raw materials and other key inputs and may experience shortages, constraints, or disruptions during the first quarter of 2021 or in future periods.
We are closely monitoring the health of our employees, and continue to implement safety protocols at our facilities to help ensure their health and safety. In addition, we continue to monitor our suppliers and customers and their ability to maintain production capacity to meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or weak market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.
To mitigate the impact of the economic conditions from the COVID-19 pandemic as well as any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, and relations between the U.S. and China, we will continue applying and deploying the Fortive Business System to actively manage our supply chain, drive operating efficiencies, and continue to collaborate with our customers and suppliers to minimize disruption to their businesses. Additionally, we will continue actively managing our working capital to maximize cash flows and cost efficiency and assess market conditions, taking actions as we deem necessary to appropriately position our businesses in light of the economic environment and geopolitical uncertainties.
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
Completed Divestitures, Acquisitions, and Business Combinations
2020
On October 9, 2020, we completed the Separation by distributing 80.1% of the outstanding shares of Vontier to our stockholders on a pro rata basis. To effect the Separation, we distributed to our stockholders two shares of Vontier common stock for every five shares of Fortive common stock outstanding held on September 25, 2020, the record date for the distribution, and retained 19.9% of the shares of Vontier common stock immediately following the Separation. The accounting requirements for reporting the Separation of Vontier as a discontinued operation were met when the Separation was completed.
On September 29, 2020, Vontier entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On the Distribution Date, Vontier drew down the full $1.8 billion available under the Term Loans. Vontier used the proceeds from the Term Loans to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Separation and $202 million used as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). The Company will apply the Cash Consideration to repay certain outstanding indebtedness, interest on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends. Refer to Note 11 to the consolidated financial statements for the description of the debt repayments made.

In preparation for and executing the Separation, the Company incurred $84 million and $35 million in Vontier stand-up and separation-related transaction costs during the years ended December 31, 2020 and 2019, respectively, which have been reclassified to discontinued operations in the accompanying consolidated financial statements. These stand-up and separation-related costs primarily relate to professional and advisory fees associated with preparation of regulatory filings and separation activities within finance, tax, legal, and information system functions.
In connection with the Separation, Fortive and Vontier entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a stockholder’s and registration rights agreement. These agreements govern the separation between Fortive and Vontier of the assets, employees, liabilities, and obligations (including its investments, property, and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at, and after Vontier’s separation, and also govern certain relationships between Fortive and Vontier after the Separation.
2019
Advanced Sterilization Products Acquisition
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
The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of December 31, 2020 we have closed 20 Principal Countries and 34 Non-Principal Countries that, in aggregate, accounted for more than 99% of the preliminary valuation of ASP. The remaining five Non-Principal Countries represent less than 1% of the preliminary valuation of ASP, or $10.1 million, which is included as a prepaid asset in Other assets in the Consolidated Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill in our Advanced Healthcare Solutions segment at December 31, 2020, and the majority of the provisional goodwill is tax deductible.
In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”) with Principal Countries and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of December 31, 2020, ASP had exited the TSAs and substantially all of the distribution agreements. ASP expects to close the remaining Non-Principal countries in early 2021.
Other Acquisitions and Investments
In addition to the acquisition of ASP, during 2019, we acquired four businesses including Intelex Technologies and Pruftechnik, both of which complement existing businesses in our Intelligent Operation Solutions segment, and Censis Technologies within our Advanced Healthcare Solutions segment, for total consideration of $1.2 billion in cash, net of cash acquired. We recorded an aggregate of $781 million of goodwill related to these acquisitions.
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
Gordian Acquisition
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
Accruent Acquisition
On September 6, 2018, we acquired Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities, and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance, and reducing safety risks. We recorded $1.2 billion of goodwill related to the Accruent Acquisition.
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
RESULTS OF OPERATIONS
Components of Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total revenue growth (GAAP)	1.5%	20.1%
Existing businesses (Non-GAAP)	(5.9)%	(0.5)%
Acquisitions (Non-GAAP)	7.3%	22.2%
Currency exchange rates (Non-GAAP)	0.1%	(1.6)%
Refer to Intelligent Operating Solutions, Precision Technologies and Advanced Healthcare Solutions sections below for further discussion of year-over-year sales growth.
Operating Profit Margins
Operating profit margins were 11.6% for the year ended December 31, 2020, an increase of 190 basis points as compared to 9.7% in 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts and price increases, and to a lesser extent, lower year-over-year material costs and incremental year-over-year cost savings associated with productivity improvement initiatives, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 50 basis points

•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in 2019 — favorable 30 basis points
•The year-over-year effect of acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2019 were greater than the costs recognized in the comparable period in 2020 — favorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
•The incremental year-over-year net effect of restructuring actions — favorable 10 basis points
Operating profit margins were 9.7% for the year ended December 31, 2019, a decrease of 730 basis points as compared to 17.0% in 2018. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of amortization from existing businesses — favorable 50 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower sales volumes from existing businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates, which were partially offset by price increases and incremental year-over-year cost savings associated with productivity improvement initiatives — unfavorable 90 basis points
•The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 560 basis points
•The incremental year-over-year net dilutive effect of restructuring actions — unfavorable 70 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2019 were greater than the costs associated with the ASP, Gordian, and Accruent acquisitions in 2018 — unfavorable 60 basis points
Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2020	2019	2018
Segments
Intelligent Operating Solutions	$1,883.7	$1,898.9	$1,576.3
Precision Technologies	1,651.3	1,808.4	1,901.4
Advanced Healthcare Solutions	1,099.4	856.6	322.7
Total	$4,634.4	$4,563.9	$3,800.4

Geographic area
United States	$2,436.6	$2,394.2	$1,875.8
China	534.1	501.2	476.8
All other (each country individually less than 5% of total sales)	1,663.7	1,668.5	1,447.8
Total	$4,634.4	$4,563.9	$3,800.4

INTELLIGENT OPERATING SOLUTIONS
Our Intelligent Operating Solutions segment provides leading solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. The businesses in our Intelligent Operating Solutions segment provide a broad and differentiated offering of instrumentation, sensors, software, and services to address these critical workflows for our customers.

Intelligent Operating Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$1,883.7	$1,898.9	$1,576.3
Operating profit	317.8	289.0	350.3
Depreciation	28.0	40.8	38.9
Amortization	151.1	141.7	58.8
Operating profit as a % of sales	16.9%	15.2%	22.2%
Depreciation as a % of sales	1.5%	2.1%	2.5%
Amortization as a % of sales	8.0%	7.5%	3.7%
Components of Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total revenue growth (GAAP)	(0.8)%	20.5%
Existing businesses (Non-GAAP)	(7.2)%	1.1%
Acquisitions (Non-GAAP)	6.4%	21.2%
Currency exchange rates (Non-GAAP)	—%	(1.8)%

2020 COMPARED TO 2019
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions declined 7.2% during the year ended December 31, 2020. The results were driven by declines in demand for portable gas detection instruments, on-premise software license and professional service offerings, and demand from our industrial channel partners, all of which were impacted by COVID-19 in both direct and adjacent end markets. Partially offsetting these declines was increased demand for our industrial imaging products and certain of our critical workflow, safety, and maintenance SAAS product offerings. Despite the year-over-year declines in demand from our industrial channel partners, we realized sequential improvement in both the third and fourth quarters of 2020 from the low point in the second quarter of 2020, and expect to return to year-over-year growth in the first quarter of 2021.
Geographically, demand from existing businesses in Intelligent Operating Solutions decreased on a year-over-year basis in both developed and high-growth markets as growth in Asia, led by Japan and China, was more than offset by declines in North America, Western Europe, and Latin America.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases in the segment contributed 1.1% to sales growth during 2020 as compared to 2019.
Operating profit margin increased 170 basis points during 2020 as compared to 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, price increases, lower year-over-year material costs and incremental year-over-year cost savings associated with productivity improvement initiatives, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 40 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in 2019 — favorable 80 basis points
•The year-over-year effect of acquisition-related transaction costs, as the costs related to our acquisitions in 2020 were less than the costs recognized in the comparable period in 2019 — favorable 60 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The year-over-year dilutive effect of amortization from existing businesses — unfavorable 10 basis points

2019 COMPARED TO 2018
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions grew 1.1% during 2019 as compared to 2018 as growth in demand for portable gas detection and facilities maintenance offerings was mostly offset by slowing demand from our industrial end markets in North America.
Geographically, demand from existing businesses in Intelligent Operating Solutions increased on a year-over-year basis in both developed and high-growth markets, as year-over-year growth in North America and Asia more than offset declines in Europe.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 1.9% to sales growth during 2019 as compared to 2018.
Operating profit margin decreased 700 basis points during 2019 as compared to 2018. Year-over-year operating profit margin comparisons were favorably impacted by:
•Acquisition-related transaction costs, as the costs related to our acquisition of Gordian and Accruent in 2019 were less than the costs recognized in the comparable period in 2018 — favorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 60 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•An unfavorable sales mix and lower sales volumes from existing businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and changes in currency exchange rates, which were partially offset by price increases and incremental year-over-year cost savings associated with productivity improvement initiatives — unfavorable 80 basis points
•The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 700 basis points
•The incremental year-over-year net dilutive net effect of restructuring actions — unfavorable 70 basis points
PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$1,651.3	$1,808.4	$1,901.4
Operating profit	321.7	324.6	381.5
Depreciation	25.8	26.7	27.2
Amortization	17.2	20.4	22.4
Operating profit as a % of sales	19.5%	17.9%	20.1%
Depreciation as a % of sales	1.6%	1.5%	1.4%
Amortization as a % of sales	1.0%	1.1%	1.2%
Components of Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total revenue growth (GAAP)	(8.7)%	(4.9)%
Existing businesses (Non-GAAP)	(7.7)%	(2.2)%
Acquisitions (Non-GAAP)	(1.3)%	(1.5)%
Currency exchange rates (Non-GAAP)	0.3%	(1.2)%

2020 COMPARED TO 2019
Year-over-year sales of products and services from existing businesses of Precision Technologies declined 7.7% during 2020. The year-over-year decline in demand was largely driven by the impacts of COVID-19 in both direct and adjacent end markets, specifically for test and measurement instruments, declines in demand for sensors in the industrial end market, and a decline in shipments of our energetic materials, which was partially offset by increased demand in the medical end market for ventilator components and for critical environments supporting COVID-19 patient treatment efforts. We have realized sequential improvement in demand from the low point in the second quarter of 2020, and returned to sales growth from existing businesses in the fourth quarter of 2020. We expect to continue experiencing year-over-year growth in the first quarter of 2021.
Geographically, demand from existing businesses in Precision Technologies decreased on a year-over-year basis in both developed and high-growth markets, as growth in Latin America was more than offset by declines in North America, Asia, and Western Europe.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 1.8% to sales growth in the segment during 2020 as compared to 2019.
Operating profit margin increased 160 basis points during 2020 as compared to 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts and price increases, and to a lesser extent lower year-over-year material costs, incremental year-over-year cost savings associated with productivity improvement initiatives, and foreign currency exchange rates, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 120 basis points
•The incremental year-over-year net effect of restructuring actions — favorable 50 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The year-over-year net dilutive effect of the combination of the Tektronix video business with Telestream — unfavorable 20 basis points
2019 COMPARED TO 2018
Year-over-year sales of products and services from existing businesses of Precision Technologies declined 2.2% during 2019, as increased demand in our energetic materials business and for sensors in the medical end market was more than offset by declines in demand for high-performance oscilloscopes, Keithley products, electrical grid condition-based monitoring equipment, and sensing products in the industrial end market.
Geographically, demand from existing businesses in Precision Technologies decreased on a year-over-year basis in both developed and high-growth markets, as year-over-year growth in Japan was more than offset by declines in all other significant geographies.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 1.2% to sales growth during 2019 as compared to 2018.
Operating profit margin decreased 220 basis points during 2019 as compared to 2018. Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower sales volumes from existing businesses and changes in currency exchange rates, which were partially offset by price increases, a favorable sales mix, lower material costs, and incremental year-over-year cost savings associated with productivity improvement initiatives — unfavorable 70 basis points
•The year-over-year net dilutive effect of the combination of the Tektronix video business with Telestream — unfavorable 40 basis points
•The incremental year-over-year net dilutive effect of restructuring actions — unfavorable 110 basis points

Advanced Healthcare Solutions Selected Financial Data
Our Advanced Healthcare Solutions segment serves healthcare customers with enabling products and services for critical activities that help ensure safe, efficient, and timely healthcare. Through the Advanced Healthcare Solutions segment, we provide broad hardware and software portfolio offerings optimized around our end-users’ most critical workflows, including instrument and device reprocessing, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation safety monitoring, and asset management.

	For the Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$1,099.4	$856.6	$322.7
Operating profit	2.1	(72.0)	5.3
Depreciation	18.1	11.4	0.5
Amortization	141.6	98.9	23.3
Operating profit as a % of sales	0.2%	(8.4)%	1.6%
Depreciation as a % of sales	1.6%	1.3%	0.2%
Amortization as a % of sales	12.9%	11.5%	7.2%
Components of Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total revenue growth (GAAP)	28.3%	165.4%
Existing businesses (Non-GAAP)	0.6%	1.5%
Acquisitions (Non-GAAP)	27.8%	166.2%
Currency exchange rates (Non-GAAP)	(0.1)%	(2.3)%

2020 COMPARED TO 2019
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 0.6% during 2020 as increased demand for cell therapy equipment design and manufacturing, radiation safety monitoring, and surgical instrument tracking SAAS products was mostly offset by a decrease in demand for consumables from our ASP business driven by a decline in elective surgical procedure volumes. Year-over-year demand for sterilization capital equipment increased slightly during 2020 as compared to 2019. Several of our Advanced Healthcare Solutions businesses are impacted by elective surgical procedure volumes, and year-over-year, elective surgical procedure volumes declined at a high-single digit rate across most major geographic markets, at rates that varied throughout the year based on COVID-19 patient hospitalizations and virus control measures in place. We expect surgical procedure volumes to improve when COVID-19 patient hospitalizations are lower and virus control measures ease.
Geographically, demand from existing businesses in Advanced Healthcare Solutions increased in developed markets and decreased in high-growth markets, as growth in Western Europe and China was more than offset by declines in North America, the Middle East, and Japan.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 0.8% to sales growth during 2020 as compared to 2019.
Operating profit margin increased 860 basis points during 2020 as compared to 2019. Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts and price increases, and to a lesser extent, lower year-over-year material costs, incremental year-over-year cost savings associated with productivity improvement initiatives, and foreign currency exchange rates, that more than offset lower year-over-year sales volumes from existing businesses and an unfavorable sales mix — favorable 40 basis points
•The year-over-year effect of amortization from existing businesses – favorable 250 basis points
•The incremental year-over-year effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than in 2019 — favorable 160 basis points

•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP and Censis in 2020 were less than the costs recognized in the comparable period in 2019 — favorable 450 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The incremental year-over-year net dilutive effect of restructuring actions — unfavorable 40 basis points
2019 COMPARED TO 2018
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 1.5% during 2019 as compared to 2018, as increased demand for radiation safety monitoring was partially offset by declines in cell therapy equipment design and manufacturing.
Geographically, demand from existing businesses in Advanced Health Solutions increased on a year-over-year basis in both developed and high-growth markets, as year-over-year growth in North America and Asia was partially offset declines in Europe.
Sales of products and services from recently acquired businesses of Advanced Health Solutions, contributed 166.2% to overall sales growth in 2019 and were driven by ASP. ASP sales for the year, as compared to the comparable period prior to Fortive ownership, increased low-single digits which was attributable to growth in China and Japan.
Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 0.1% to sales growth during 2019 as compared to 2018.
Operating profit margin decreased 1,000 basis points during 2019 as compared to 2018. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year effect of amortization from existing businesses – favorable 460 basis points
•Acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2018 were greater than the costs in 2019 — favorable 200 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•An unfavorable sales mix, which was partially offset by higher year-over-year sales volumes, price increases, and incremental year-over-year cost savings associated with productivity improvement initiatives — unfavorable 40 basis points
•The incremental year-over-year net dilutive effect of acquired businesses, including amortization and acquisition-related fair value adjustments to deferred revenue and inventory — unfavorable 1,620 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$4,634.4	$4,563.9	$3,800.4
Cost of sales	(2,025.9)	(2,080.7)	(1,614.2)
Gross profit	2,608.5	2,483.2	2,186.2
Gross profit margin	56.3%	54.4%	57.5%
The year-over-year decrease in cost of sales during 2020 as compared to 2019 is due primarily to lower year-over-year sales volumes from existing businesses, lower year-over-year material costs, year-over-year net cost savings associated with restructuring and productivity improvement initiatives, and changes in currency exchange rates, which were partially offset by incremental cost of sales from our recently acquired businesses.
The year-over-year increase in gross profit and 190 basis point increase in gross profit margin during 2020 as compared to 2019 is due primarily to the favorable impacts of pricing improvements from existing businesses, incremental year-over-year net cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, and changes in currency exchange rates, which were partially offset by lower year-over-year sales volumes.
The year-over-year increase in cost of sales during 2019 as compared to 2018 is due primarily to the incremental cost of sales from our recently acquired businesses, increased material costs associated primarily with inflationary pressures and tariffs enacted during the year, and restructuring charges, which were partially offset by lower year-over-year sales volumes from existing businesses, incremental year-over-year cost savings associated with productivity improvement initiatives and material cost and supply chain improvement actions. Changes in currency exchange rates decreased costs of sales in 2019.
The year-over-year increase in gross profit during 2019 as compared to 2018 is due primarily to the favorable impact of pricing improvements from existing businesses, sales volumes from our recently acquired businesses, year-over-year cost savings associated with productivity improvement initiatives, and material cost and supply chain improvement actions.
The 310 basis point year-over-year decrease in gross profit margin during 2019 as compared to 2018 is due primarily to acquisition-related fair value adjustments to deferred revenue and inventory, and increased material costs associated primarily with inflationary pressures and recently enacted tariffs which more than offset the favorable impact of pricing improvements from existing businesses and year-over-year cost savings associated with productivity improvement initiatives.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$4,634.4	$4,563.9	$3,800.4
Selling, general, and administrative (“SG&A”) expenses	1,748.4	1,719.0	1,262.8
Research and development (“R&D”) expenses	320.7	320.3	278.1
SG&A as a % of sales	37.7%	37.7%	33.2%
R&D as a % of sales	6.9%	7.0%	7.3%
SG&A expenses increased during 2020 as compared to 2019 due primarily to higher amortization and incremental expenses from our recently acquired businesses that were mostly offset by broad cost reduction efforts that reduced labor expenses to better align with reductions in demand during the second and third quarter of 2020, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending. To a lesser extent, year-over-year SG&A expenses were reduced by changes in foreign currency exchange rates and year-over-year net cost savings associated with restructuring and productivity improvement initiatives. SG&A expenses as a percentage of sales were relatively consistent year-over-year.
SG&A expenses increased during 2019 as compared to 2018 and SG&A expenses as a percentage of sales increased 450 basis points in 2019 as compared to 2018 due primarily to higher amortization and incremental expenses from our recently acquired businesses, costs associated with the acquisition and integration of ASP, restructuring actions, and sales and marketing growth initiatives, partially offset by cost savings associated with productivity improvement initiatives.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased slightly during 2020 as compared to 2019 due to incremental expenses from recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points in 2020 as compared to 2019 as investments in our product development initiatives grew at rate largely consistent with sales.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during 2019 as compared to 2018 due to investments in our product development initiatives and incremental expenses from recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales decreased 30 basis points in 2019 as compared to 2018 as incremental sales from our recently acquired businesses increased at a faster rate than R&D investments.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 11 to the accompanying consolidated financial statements.
Interest expense, net of $149 million was recorded during 2020 compared to $143 million during 2019 and $77 million during 2018. Year-over-year interest expense increased in 2020 and 2019 due to higher average debt balances during the year. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities, and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
UNREALIZED GAIN ON INVESTMENT IN VONTIER CORPORATION
On October 9, 2020, we completed the Vontier separation and retained 19.9% of the shares of Vontier common stock immediately following the Separation. We did not retain a controlling interest in Vontier and therefore the subsequent fair value changes of the Retained Vontier Shares are included in our results from continuing operations. At December 31, 2020, the

Retained Vontier Shares were remeasured at fair value based on Vontier’s closing stock price, with unrealized gains of $1.1 billion recorded in the Consolidated Statement of Earnings.

On January 19, 2021, we completed an exchange of all of the Retained Vontier Shares as part of a non-cash debt-for-equity exchange that reduced outstanding indebtedness of Fortive by $1.1 billion.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. We record the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The U.S. Government continues to issue significant amounts of TCJA guidance and we expect that to continue for the foreseeable future. The Company is actively monitoring the impact of new Treasury Regulations. Any future adjustments resulting from retrospective guidance issued will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.
Our effective tax rate can be affected by, among others, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities, and changes in tax laws.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. Many countries in which we operate have implemented tax law and administrative changes that align with many aspects of the OECD policy guidelines. The breadth of this project may impact all multinational businesses by potentially redefining jurisdictional taxation rights, and could materially impact the law for transfer pricing and permanent establishment taxation. We have taken measures to address the requirements of these changes in global tax policy. The Company will continue to monitor and evaluate the impact of these new OECD developments.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state, and foreign jurisdictions. After the TCJA, our ability to obtain a tax benefit in certain countries that continue to have lower statutory tax rates than the United States is dependent on our levels of taxable income in such foreign countries. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our financial statements given the geographic dispersion of our taxable income.
The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2010 to 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
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

In connection with the separation of Vontier, we entered into a tax matters agreement with Vontier. The tax matters agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Vontier and the Company. By contrast, “separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Vontier’s or the Company’s operations, respectively. In accordance with the tax matters agreement, the Company remains liable for all income tax liabilities involving “joint” filings and Vontier has agreed to indemnify the Company against all income tax liabilities involving “separate” filings for periods prior to the Separation.
Comparison of the Years Ended December 31, 2020, 2019, and 2018
Our effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 3.7%, 20.4% and 13.4%, respectively.
Our effective tax rate for 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, offset by tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States, and a permanent difference on the unrealized gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange that was completed on January 19, 2021. The Debt-for-Equity Exchange included an exchange of all of our Vontier common stock owned as of December 31, 2020.
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
COMPREHENSIVE INCOME
Comprehensive income increased by $895 million in 2020 as compared to 2019, due to an increase in net earnings of $874 million, including both continuing and discontinued operations, favorable changes in foreign currency translation adjustments of $13 million, and favorable changes in pension benefit adjustments of $8 million. The increase in net earnings from 2019 to 2020 was due to the recognition of a $1.1 billion unrealized gain on the Retained Vontier Shares.
Comprehensive income decreased by $2.0 billion in 2019 as compared to 2018, due to a decrease in net earnings of $2.2 billion, including both continuing and discontinued operations, which were partially offset by favorable changes in foreign currency translation adjustments of $178 million and unfavorable changes in pension benefit adjustments of $24 million. The decrease in net earnings from 2018 to 2019 was due to the recognition of a $1.9 billion gain in 2018 related to the divestiture of the A&S Business.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2020, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $166 million.
As of December 31, 2020, our variable-rate debt obligations consisted primarily of term loan borrowings (refer to Note 11 to the consolidated financial statements for information regarding our outstanding indebtedness as of December 31, 2020). As a result, our primary interest rate exposure results from changes in short-term interest rates. The annual effective rate associated with our outstanding 2020 Delayed-Draw Term Loan and 2021 Term Loan for the year ended December 31, 2020 was 1.89% and 1.88%, respectively, and we recorded interest expense of $28.3 million on these variable-rate obligations. A hypothetical 10 basis points increase in market interest rates as of December 31, 2020 on our variable-rate debt obligations as of December 31, 2020 would have increased our interest expense by $1.4 million in 2020. The 2021 Term Loan was extinguished as part of the debt-for-equity exchange on January 19, 2021 and the 2020 Delayed-Draw Term Loan was repaid on January 21, 2021.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2020 would have resulted in a reduction of foreign currency-denominated net assets and stockholders’ equity of approximately $185 million.
Currency exchange rates favorably impacted 2020 reported sales by 0.1% as compared to 2019, as the U.S. dollar was, on average, weaker against most major currencies during 2020 as compared to exchange rate levels during 2019. If the exchange rates in effect as of December 31, 2020 were to prevail throughout 2021, currency exchange rates would positively impact 2021 estimated sales by approximately 2.0% relative to our performance in 2020. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our consolidated financial statements.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk consist of cash and highly-liquid investment grade cash equivalents and receivables from customers. We place cash and cash equivalents with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although we typically do not obtain collateral or other security to secure these obligations, we regularly monitor the third party depository institutions that hold our cash and cash equivalents. We emphasize safety and liquidity of principal over yield on those funds. In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of access to short-term loans, commercial paper, and our revolving credit facility, in addition to short-term liquidity benefits provided by cash repatriation will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020; however, we have not identified material impacts to the tax provision as of December 31, 2020. Additionally, the CARES Act will continue providing us with short-term liquidity and other potential tax impacts that we are continuing to evaluate. During 2020, we deferred remittance of approximately $35 million in payroll tax payments, half of which will be due on December 31, 2021 and the remaining portion on December 31, 2022.
While COVID-19 created volatility and uncertainty in the financial markets during 2020, we have not realized a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report; however, we continue to monitor the capital markets and general global economic conditions. The financial markets worldwide, including the United States, have been impacted by COVID-19 and this volatility and disruption during the first half of 2020 impacted broad access to the capital markets and pricing on new indebtedness. Our credit facilities, including our revolving credit facility, are predominately with institutions that, to date, have been relatively unaffected by the disruption. However, the distress in the financial markets during the first half of 2020 resulted in volatility and disruption in the commercial paper market, and as a result of the volatility and disruption, we refinanced all of our outstanding commercial paper with borrowings under our $750 million, 364-day delayed-draw term loan (the “2021 Term Loan”) as detailed below. We may utilize our commercial paper programs as a source of liquidity if and when the commercial paper markets are reliable and attractive in the future.
2020 Financing and Capital Transactions
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with the 2021 Term Loan. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of December 31, 2020, no borrowings were outstanding under the Revolving Credit Facility.
On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, which has been repaid as of December 31, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of December 31, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $400 million in principal amount outstanding as of December 31, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of December 31, 2020 as follows:
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

In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on December 31, 2020.
During 2020, we completed the following financing and capital transactions:
•On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extension. The 2020 Delayed-Draw Term Loan was not callable and remained prepayable at our option.
•On February 26, 2020, we prepaid $250 million and on October 9, 2020, we repaid the remaining $250 million of the 2020 Term Loan. The fees associated with both prepayments were immaterial.
•On March 23, 2020, we entered into a credit facility agreement that provided for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bore interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of December 31, 2020 borrowings under this facility bore an interest rate of 1.80% per annum. The 2021 Term Loan was due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.
•On October 9, 2020, we repaid $350 million of the outstanding $750 million of the 2021 Term Loan. The fees associated with the prepayment were immaterial.
•On October 15, 2020, we repaid the outstanding ¥13.8 billion balance of the Yen variable interest rate term loan due 2022 which approximated $131 million.
•On November 13, 2020, we redeemed for cash all $750 million aggregate principal of our outstanding 2.35% Senior Notes due 2021 (the “Notes”) in accordance with the terms of the indenture governing the Notes. In connection with the transaction, we wrote-off the remaining unamortized deferred financing costs of $0.7 million and recorded a loss on extinguishment of $8 million.
Subsequent Events
On January 19, 2021, we completed a non-cash exchange (the “Debt-for-Equity Exchange”) of 33,507,410 shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million in term loan outstanding under the 2021 Term Loan and (ii) $683.2 million of the $1.0 billion in term loan outstanding under the 2020 Delayed-Draw Term Loan.
On January 21, 2021, we repaid the remaining $316.8 million outstanding of the 2020 Delayed-Draw Term Loan using the cash proceeds received from Vontier in the Separation. The fees associated with the prepayment were immaterial.
On February 9, 2021, we repurchased $281 million of the 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”) using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we will record a loss on extinguishment in the first quarter of 2021.
2019 Financing and Capital Transactions
During 2019, we completed the following financing and capital transactions:
•On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our Convertible Notes, including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were sold in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.
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
•On February 28, 2019, we prepaid the remaining $400.0 million outstanding principal and accrued interest under the Delayed-Draw Term Loan due 2019. The prepayment fees associated with this payment were immaterial.
•On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“2020 Delayed-Draw Term Loan”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The original maturity date of the 2020 Delayed-Draw Term Loan was February 28, 2020; however on February 25, 2020, we extended the maturity date to August 28, 2020. The 2020 Delayed-Draw Term Loan was prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
•On June 15, 2019 we repaid the remaining outstanding principal of $55.3 million of our 1.80% senior unsecured notes.
•On October 25, 2019, we entered into a credit facility agreement that provides for a 364-day term loan facility (“2020 Term Loan”) in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan was due on October 23, 2020 and prepayable at our option. On February 26, 2020, we prepaid $250 million of the 2020 Term Loan and on October 9, 2020, we repaid the remaining $250 million of the 2020 Term Loan. The fees associated with both prepayments were immaterial. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to the Revolving Credit Facility.
2018 Financing and Capital Transactions
During 2018, we completed the following financing and capital transactions:
•On June 29, 2018, we issued 1,380,000 shares of 5.0% Mandatory Convertible Preferred Stock, Series A (“MCPS”) with a par value of $0.01 per share and liquidation preference of $1,000 per share, which included the exercise of an over-allotment option in full to purchase 180,000 shares. We received net $1.34 billion in proceeds from the issuance of the MCPS, excluding $43 million of issuance costs. We used the net proceeds from the issuance of MCPS to fund our acquisition activities and for general corporate purposes, including repayment of debt, working capital and capital expenditures. Each then outstanding share of MCPS will convert automatically on July 1, 2021 into between 10.9041 and 13.3575 common shares, subject to further anti-dilution adjustments.
•On July 20, 2018, we prepaid $325 million of our outstanding U.S dollar variable interest rate term loan due in 2019, and on October 5, 2018, we prepaid the remaining $175 million of the outstanding balance. The prepayment fees associated with these payments were immaterial.
•On August 22, 2018, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“Delayed-Draw Term Loan due 2019”) with an aggregate principal amount of $1.75 billion. On September 5, 2018, we drew down the full $1.75 billion available under the Delayed-Draw Term Loan due 2019 in order to fund, in part, the Accruent Acquisition. The Delayed-Draw Term Loan bears interest at a variable rate equal to the LIBOR plus a ratings-based margin currently at 75 basis points. The Delayed-Draw Term Loan due 2019 was prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. On September 26, 2018 and November 21, 2018, we repaid $400 million of and $950 million of this loan, respectively.
•On October 1, 2018, in connection with the debt-for-debt exchange in the split-off of the A&S Business, we retired $244.7 million of our 1.80% senior unsecured notes due in 2019.
•On November 30, 2018 we entered into an amended and restated agreement (“the Credit Agreement”) extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion.

The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $1.0 billion.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Total operating cash provided by continuing operations	$977.7	$702.0	$684.1

Cash paid for acquisitions, net of cash received	$(40.4)	$(3,939.8)	$(2,778.6)
Payments for additions to property, plant and equipment	(75.7)	(74.5)	(69.9)
Proceeds from sale of property	5.3	—	—
All other investing activities	—	—	2.2
Total investing cash used in continuing operations	$(110.8)	$(4,014.3)	$(2,846.3)

Net proceeds from (repayments of) commercial paper borrowings	$(1,141.9)	$494.8	$(266.1)
Proceeds from borrowings (maturities greater than 90 days), net of $8 million and $24 million of issuance costs in 2020 and 2019, respectively	741.7	2,913.2	1,741.3
Repayment of borrowings (maturities greater than 90 days)	(1,730.8)	(455.3)	(1,850.0)
Proceeds from issuance of mandatory convertible preferred stock, net of $43 million of issuance costs	—	—	1,337.4
Payment of common stock cash dividend to shareholders	(94.4)	(93.8)	(96.6)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(69.0)	(69.0)	(34.9)
Net cash consideration received from Vontier Separation	1,598.0	—	—
All other financing activities	20.7	23.2	42.1
Total financing cash (used in) provided by continuing operations	$(675.7)	$2,813.1	$873.2
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $978 million in 2020, an increase of $276 million, or approximately 39%, as compared to 2019. This year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•2020 operating cash flows were impacted by higher net earnings from continuing operations as compared to 2019, which were driven by a year-over-year increase in operating profits of $96 million and a year-over-year increase in interest expense of $6 million primarily associated with our financing activities. The year-over-year increase in operating profit was partially offset by an increase in depreciation and amortization expenses of $43 million largely attributable to our recently acquired businesses. Further, the year-over-year increase in net earnings for 2020 was impacted by the recognition of a $1.1 billion unrealized gain on the Retained Vontier Shares. Depreciation, amortization, and the unrealized gain are non-cash expenses that impact earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable provided $93 million of operating cash flows during 2020 compared to using $59 million of cash during 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $208 million of cash in 2020 as compared to providing $148 million in 2019. The year over year change was largely driven by the timing of tax payments and various employee benefit accruals.

Operating cash flows from continuing operations were approximately $702 million in 2019, an increase of $18 million, or approximately 3%, as compared to 2018. This year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•2019 operating cash flows were impacted by lower net earnings from continuing operations as compared to 2018. Net earnings for 2019 were impacted by a year-over-year decrease in operating profits of $201 million and a year-over-year increase in interest expense of $65 million primarily associated with our financing activities, which was partially offset by a $41 million non-cash gain on the combination of the Tektronix Video Business with Telestream. The year-over-year decrease in operating profit was attributable to an increase in depreciation and amortization expenses of $167 million largely attributable to our recently acquired businesses. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable used $59 million of operating cash flows during 2019 compared to using $10 million of cash during 2018. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $148 million of cash in 2019 as compared to providing $15 million in 2018. The year over year change was largely driven by the timing of tax payments and various employee benefit accruals.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations was approximately $111 million during 2020 compared to approximately $4.0 billion and $2.8 billion of net cash used in 2019 and 2018, respectively. For a discussion of our acquisitions refer to “—Overview.”
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchase of equipment that is used in revenue arrangements with customers. Capital expenditures totaled $76 million in 2020, $75 million in 2019, and $70 million in 2018. We expect capital spending to be between approximately $75 million and $85 million in 2021, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, payments of quarterly cash dividends to shareholders, and cash consideration received from the Vontier Separation. Financing activities from continuing operations used cash of $676 million in 2020 compared to generating $2.8 billion and $873 million of cash in 2019 and 2018, respectively. In 2020, we made net repayments of $1.1 billion of commercial paper borrowings, $500 million of our 2020 Term Loan, $750 million of our 2.35% Senior Notes due 2021, and ¥13.8 billion of our Yen variable interest rate term loan due 2022 which approximated $131 million, which were partially offset by $1.6 billion in net cash consideration received from the Separation and the net proceeds we received from the issuance of our 2021 Term Loan of $350 million. During the year ended December 31, 2020, we paid $163 million of cash dividends to common shareholders and holders of our MCPS.
Refer to “—Liquidity and Capital Resources” section above for a description of our financing activities in 2020, 2019, and 2018.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under the Commercial Paper Programs and term loans. While COVID-19 created volatility and uncertainty in the commercial paper market, we may utilize our commercial paper programs as a source of liquidity if and when the commercial paper markets are reliable and attractive in the future. Credit support for the Commercial Paper Programs is provided by the Revolving Credit Facility.
The carrying value of total debt outstanding as of December 31, 2020 was approximately $4.2 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2020. Refer to Note 11 to the consolidated financial statements for information regarding our financing activities and indebtedness.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs when we have outstanding borrowings. As of December 31, 2020, we had no borrowings outstanding under our commercial paper program. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay any outstanding commercial paper as it matures.
In 2019, we received net proceeds from the issuance of commercial paper under the Commercial Paper Programs of $495 million, received proceeds from borrowings of $2.9 billion, repaid $455 million of borrowings, and paid $163 million of cash dividends to shareholders.
Dividends
On November 5, 2020, we declared a regular quarterly dividend of $0.07 per common share paid on December 28, 2020 to holders of record on November 27, 2020. In addition, we declared a regular quarterly cash dividend of $12.50 per share of our 5.00% Mandatory Convertible Preferred Stock, Series A, payable to preferred stockholders of record on December 15, 2020. The dividend to preferred shareholders was paid on December 31, 2020.
Aggregate cash payments for the dividends paid to shareholders during the year ended December 31, 2020 were $163 million and were recorded as dividends to shareholders in the Consolidated Statement of Changes in Equity and the Consolidated Statement of Cash Flows.
On January 26, 2021, we declared a regular quarterly cash dividend of $0.07 per share payable on March 26, 2021 to common stockholders of record on February 26, 2021 and a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2021 to preferred stockholders of record on March 15, 2021.
Cash and Cash Requirements
Cash
As of December 31, 2020, we held approximately $1.8 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of approximately 0.30%. Approximately 60% of our cash at December 31, 2020 was held in the U.S.
We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our pension plans as required, pay dividends to shareholders, and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our commercial paper programs or credit facilities or enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under our commercial paper programs. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
Given the impact of the COVID-19 pandemic and resulting market conditions in the U.S., we have updated our assertion for previously unremitted earnings from 2019 and prior periods due to new facts and circumstances that we did not face in prior periods. The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. During the year ended December 31, 2020, we provided foreign remittance taxes of $13 million on the repatriation of $310 million of previously unremitted earnings from 2019 and prior periods.
We have made an assertion regarding the amount of current earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. For most of our foreign operations, we make an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
Cash Requirements
The following table sets forth a summary of our short-term and long-term cash requirements as of December 31, 2020 under (1) long-term debt principal and interest obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain.

($ in millions)	Total	Due within one year of December 31, 2020	Due later than one year from December 31, 2020
Debt and leases:
Long-term debt principal payments	$4,287.5	$1,400.0	$2,887.5
Interest payments on long-term debt (a)	778.3	72.0	706.3
Operating lease obligations (b)	221.7	49.9	171.8
Other:
Purchase obligations (c)	359.0	245.7	113.3
Other liabilities reflected on the balance sheet under GAAP (d)(e)	2,133.3	899.9	1,233.4
Total	$7,779.8	$2,667.5	$5,112.3

(a) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2020. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(b) Includes future lease payments for operating leases having initial noncancelable lease terms in excess of one year.
(c) Consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(d) Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, pension benefit obligations, net tax liabilities, and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

(e) Includes non-contractual obligations of $228 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “due later than one year from December 31, 2020” column. The amounts also includes our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 14 to the consolidated financial statements for additional information on unrecognized tax benefits.

In addition to the obligations noted above, we have issued guarantees, consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds, in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. These guarantees are not recorded on our balance sheet and $61 million in commitments expire within one year of December 31, 2020 and $26 million later than one year from December 31, 2020.
During 2020, we contributed $1 million and $11 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2021, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $12 million, respectively. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
As of December 31, 2020 we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
Legal Proceedings
Please refer to Note 16 to the consolidated financial statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
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
Accounts Receivable: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amended the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade accounts and unbilled receivables.
On January 1, 2020, we adopted ASU 2016-13 and recognized in our Consolidated Balance Sheet as of January 1, 2020 an increase in the allowance for trade accounts, financing, and unbilled receivables of $40.0 million, of which $11.5 million related to our continuing operations, with a corresponding net of tax adjustment to beginning retained earnings of $31.3 million.
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
We regularly perform detailed reviews of our trade accounts and unbilled receivable portfolios to determine if changes in the aforementioned qualitative and quantitative factors have impacted the adequacy of the allowances.
Volatility and uncertainty in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the year ended December 31, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the year ended December 31, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition. In order to evaluate the sensitivity of the estimates used in the calculation of our allowance, we applied a hypothetical 10% decrease in anticipated collectibility, noting that our allowance would increase by $4 million with a corresponding charge to SG&A.
Expected credit losses of the assets originated during the year ended December 31, 2020, as well as changes to expected losses during the same periods, are recognized in earnings for the year ended December 31, 2020.
Inventories: We record inventory at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We estimate the net realizable value of our inventory based on assumptions of future demand and related pricing. Estimating the net realizable value of inventory is inherently uncertain because levels of demand, technological advances, and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those we projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. In order to evaluate the sensitivity of the estimates used in the calculation of the net realizable value of our inventory, we applied a hypothetical 10% decrease to the anticipated realization, noting that our inventory would decrease by $8 million with a corresponding charge to Cost of goods sold. Refer to Note 5 to the consolidated financial statements for detailed information regarding our inventory balances as of December 31, 2020.
Acquired Intangibles and Goodwill: Our business acquisitions typically result in the recognition of goodwill, in-process R&D, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 7 to the consolidated financial statements for a description of our policies relating to goodwill, acquired intangibles, and acquisitions.
In performing our goodwill impairment testing, we estimate the fair value of our reporting units primarily using a market based approach. We estimate fair value based on multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of our reporting units, in addition to recent market available sale transactions of comparable businesses. In evaluating the estimates derived by the market based approach, we make judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. In certain circumstances we also evaluate other factors including results of the estimated fair value utilizing a discounted cash flow analysis (i.e., an income approach), market positions of the businesses, comparability of market sales transactions, and financial and operating performance in order to validate the results of the market approach. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates, and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
In 2020, we had five reporting units for goodwill impairment testing in continuing operations. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. As of the date of the 2020 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $171 million to $3.2 billion. Our annual goodwill impairment analysis in 2020 indicated that, in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 50% to approximately 675%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 30% to approximately 600%. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions, and discount rates related to these assets.
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect our financial statements.
Contingent Liabilities: As discussed in Note 16 to the consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims, and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the consolidated financial statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Revenue Recognition: We derive revenues from the sale of products and services. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining if control has transferred, we consider whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership, and customer acceptance when acceptance is not a formality. To determine the consideration that the customer owes us, we make judgments regarding the amount of customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs. Refer to Note 2 to the consolidated financial statements for a description of our revenue recognition policies.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Stock-Based Compensation: For a description of our stock-based compensation accounting practices, refer to Note 17 to the consolidated financial statements. Determining the appropriate fair value model and calculating the fair value of certain stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility, and expected forfeiture rate. Given our limited trading history following the separation from Danaher, stock price volatility used to calculate the fair value of stock options in the post-separation period was estimated based on an average historical stock price volatility of a group of peer companies. Beginning August 2018, expected volatility was based on a weighted average blend of our historical stock price volatility from July 2, 2016 (the date of the Danaher separation) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Pension and Other Post Employment Benefits: For a description of our pension accounting practices, refer to Note 12 to the consolidated financial statements. Certain of our U.S. and non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators, or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2020 would have increased the net obligation by $30 million from the amounts recorded in the financial statements as of December 31, 2020.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 4.86%. If the expected long-term rate of return on plan assets during 2020 was reduced by 50 basis points, pension expense in 2020 would have increased by $1 million ($1 million on an after-tax basis).
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
In addition, we are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments (see “-Results of Operations - Income Taxes” and Note 14 to the consolidated financial statements). We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings, and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
An increase in our 2020 effective tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2020 of $15 million.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards relevant to our businesses, refer to Note 2 to the consolidated financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 26, 2021 appears on page 53 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fortive Corporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

Description of the Matter
Valuation of Goodwill

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. To estimate the fair value, management uses a market approach based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). In certain circumstances, management also evaluates other factors including the fair value computed through a discounted cash flow analysis to assess whether the reporting unit is impaired, and if so, the amount of impairment. The evaluation is performed on an annual basis, or more frequently if a triggering event is identified. As described in Note 7, the Company’s goodwill balance is $7.4 billion as of December 31, 2020.

Due in large part to the COVID-19 pandemic and an updated forecast for Telematics (a component of discontinued operations), the Company determined that an interim quantitative impairment assessment of the Telematics reporting unit was necessary to be performed as of March 27, 2020. As described in Note 4, the Company estimated the fair value of the Telematics reporting unit using the discounted cash flow method and it resulted in the recording of a non-cash goodwill impairment charge of $85.3 million, which is presented in discontinued operations. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to future revenue, future profitability, and appropriate discount and terminal growth rates.

Auditing the Company’s annual goodwill impairment assessment is complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimated fair value is sensitive to significant assumptions including the selection of market multiples, projected financial information and, when applicable, discount rates and terminal growth rates. A high degree of audit judgment and an increased extent of effort including the need to involve our fair value specialists was required.

How We Addressed the Matter in Our Audit
We tested controls over management’s goodwill impairment assessment, including those related to the determination of the estimated interim fair value of the Telematics reporting unit. This included controls related to management’s forecasting, selection of market multiples and review of key assumptions including revenue growth, discount rate and terminal growth rate.

To test the annual evaluation of goodwill and the measurement of the recorded Telematics goodwill impairment, among other procedures, we evaluated the reasonableness of management’s forecasts, tested the completeness and accuracy of the underlying data used to develop the forecast and tested the carrying value of the reporting unit. With the support of our fair value specialists, we evaluated the significant assumptions in the Telematics model, including the discount rate and terminal growth rate. Our fair value specialists also assisted us with our testing of management’s selected EBITDA multiples for the annual goodwill evaluation. We also evaluated the Company’s disclosures included in Notes 4 and 7 to the consolidated financial statements in relation to these matters.

Description of the Matter
Accounting for unrecognized tax benefits

The Company operates in a complex, multinational tax environment, and its effective tax rate is affected by implementation of global tax planning strategies, including those related to business acquisition and divestiture structuring. The Company’s uncertain tax positions are subject to audit by taxing authorities in various jurisdictions, and the resolution of such audits may span multiple years. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As more fully described in Note 14 - Income Taxes, as of December 31, 2020, the Company’s gross unrecognized tax benefits were $200 million.

Auditing the recognition and measurement of tax positions, including those related to business acquisitions and divestiture restructuring, was challenging because the measurement of the tax position is complex, highly judgmental and based on interpretations of tax laws and legal rulings.

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
Seattle, Washington
February 26, 2021

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$1,824.8	$1,205.2
Accounts receivable less allowance for doubtful accounts of $42.5 million and $26.4 million at December 31, 2020 and December 31, 2019, respectively	810.3	890.7
Inventories	455.5	416.2
Prepaid expenses and other current assets	206.7	338.6
Investment in Vontier Corporation	1,119.2	—
Current assets, discontinued operations	30.4	838.1
Total current assets	4,446.9	3,688.8
Property, plant and equipment, net	422.0	416.0
Operating lease right-of-use assets	188.7	169.0
Other assets	344.1	344.7
Goodwill	7,359.2	7,241.5
Other intangible assets, net	3,290.6	3,570.7
Other assets, discontinued operations	—	2,008.3
Total assets	$16,051.5	$17,439.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,399.8	$1,500.0
Trade accounts payable	480.8	449.0
Current operating lease liabilities	47.0	42.1
Accrued expenses and other current liabilities	899.9	797.8
Current liabilities, discontinued operations	33.3	678.3
Total current liabilities	2,860.8	3,467.2
Operating lease liabilities	154.3	133.8
Other long-term liabilities	1,233.4	1,339.0
Long-term debt	2,830.3	4,826.2
Long-term liabilities, discontinued operations	—	272.6
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 339.0 million and 336.9 million issued; 337.9 million and 336.0 million outstanding at December 31, 2020 and December 31, 2019, respectively	3.4	3.4
Additional paid-in capital	3,554.5	3,311.1
Retained earnings	5,547.4	4,128.8
Accumulated other comprehensive income (loss)	(141.1)	(56.3)
Total Fortive stockholders’ equity	8,964.2	7,387.0
Noncontrolling interests	8.5	13.2
Total stockholders’ equity	8,972.7	7,400.2
Total liabilities and equity	$16,051.5	$17,439.0
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2020	2019	2018
Sales of products	$3,956.7	$3,922.5	$3,360.5
Sales of services	677.7	641.4	439.9
Total sales	4,634.4	4,563.9	3,800.4
Cost of product sales	(1,643.4)	(1,733.3)	(1,343.8)
Cost of service sales	(382.5)	(347.4)	(270.4)
Total cost of sales	(2,025.9)	(2,080.7)	(1,614.2)
Gross profit	2,608.5	2,483.2	2,186.2
Operating costs:
Selling, general, and administrative expenses	(1,748.4)	(1,719.0)	(1,262.8)
Research and development expenses	(320.7)	(320.3)	(278.1)
Operating profit	539.4	443.9	645.3
Non-operating income (expense), net:
Gain from combination of business	—	40.8	—
Interest expense, net	(148.5)	(142.6)	(77.2)
Unrealized gain on investment in Vontier Corporation	1,119.2	—	—
Other non-operating expenses, net	(2.4)	(5.4)	(2.3)
Earnings from continuing operations before income taxes	1,507.7	336.7	565.8
Income taxes	(55.5)	(68.6)	(75.6)
Net earnings from continuing operations	1,452.2	268.1	490.2
Earnings from discontinued operations, net of income taxes	161.1	470.8	2,423.6
Net earnings	1,613.3	738.9	2,913.8
Mandatory convertible preferred dividends	(69.0)	(69.0)	(34.9)
Net earnings attributable to common stockholders	$1,544.3	$669.9	$2,878.9

Net earnings per common share from continuing operations:
Basic	$4.10	$0.59	$1.32
Diluted	$4.05	$0.59	$1.30
Net earnings per common share from discontinued operations:
Basic	$0.48	$1.40	$7.01
Diluted	$0.45	$1.38	$6.91
Net earnings per common share:
Basic	$4.58	$1.99	$8.33
Diluted	$4.49	$1.97	$8.21
Average common stock and common equivalent shares outstanding:
Basic	337.4	335.8	345.5
Diluted	359.0	340.0	350.7
The sum of net earnings per share amount may not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2020	2019	2018
Net earnings	$1,613.3	$738.9	$2,913.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	63.5	50.5	(127.3)
Pension adjustments	(12.7)	(20.2)	3.6
Total other comprehensive income (loss), net of income taxes	50.8	30.3	(123.7)
Comprehensive income	$1,664.1	$769.2	$2,790.1
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	347.8	$3.5	—	$—	$2,444.1	$1,346.4	$(7.6)	$17.9
Net earnings for the period	—	—	—	—	—	2,913.8	—	—
Dividends to common shareholders	—	—	—	—		(96.6)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(34.9)	—	—
Non-cash adjustment to Net Former Parent investment	—	—	—	—	9.1	—	—	—
Other comprehensive income	—	—	—	—	—	—	(123.7)	—
Common stock-based award activity	2.5	0.1	—	—	95.7	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.4	—	1,337.0	—	—	—
Split-off of A&S Business	(15.8)	(0.2)	—	—	(759.9)	(576.0)	44.7	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	(0.5)
Balance, December 31, 2018	334.5	3.4	1.4	—	3,126.0	3,552.7	(86.6)	17.4
Net earnings for the period	—	—	—	—	—	738.9	—	—
Dividends to common shareholders	—	—	—	—	—	(93.8)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(69.0)	—	—
Other comprehensive loss	—	—	—	—	—	—	30.3	—
Common stock-based award activity	1.5	—	—	—	88.8	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—		—	100.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(4.2)
Net transfers to Former Parent	—	—	—	—	(4.1)	—	—	—
Balance, December 31, 2019	336.0	3.4	1.4	—	3,311.1	4,128.8	(56.3)	13.2
Adoption of accounting standards	—	—	—	—	—	(31.3)	—	—
Balance, January 1, 2020	336.0	3.4	1.4	—	3,311.1	4,097.5	(56.3)	13.2
Net earnings for the period	—	—	—	—	—	1,613.3	—	—
Dividends to common shareholders	—	—	—	—	—	(94.4)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(69.0)	—	—
Other comprehensive income	—	—	—	—	—	—	50.8	—
Common stock-based award activity	3.0	—	—	—	112.9	—	—	—
Vontier Separation and other	—	—	—	—	130.5	—	(135.6)	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(4.7)
Balance, December 31, 2020	339.0	3.4	1.4	—	3,554.5	5,547.4	(141.1)	$8.5
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2020	2019	2018
Cash flows from operating activities:
Net earnings from continuing operations	$1,452.2	$268.1	$490.2
Noncash items:
Unrealized gain on investment in Vontier Corporation	(1,119.2)	—	—
Depreciation	74.1	80.5	69.7
Amortization	309.9	261.0	104.5
Stock-based compensation expense	62.6	52.5	40.6
Gain from combination of business	—	(40.8)	—
Impairment charges on intangibles	—	—	0.6
Gain on sale of property	(5.3)	—	—
Change in deferred income taxes	(97.6)	(8.5)	(25.9)
Change in accounts receivable, net	82.4	(204.9)	(36.0)
Change in inventories	(7.3)	93.5	(34.1)
Change in trade accounts payable	18.1	52.4	60.0
Change in prepaid expenses and other assets	147.9	(71.3)	(17.0)
Change in accrued expenses and other liabilities	59.9	219.5	31.5
Total operating cash provided by continuing operations	977.7	702.0	684.1
Total operating cash provided by discontinued operations	459.0	569.4	660.3
Net cash provided by operating activities	1,436.7	1,271.4	1,344.4
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(40.4)	(3,939.8)	(2,778.6)
Payments for additions to property, plant and equipment	(75.7)	(74.5)	(69.9)
Proceeds from sale of property	5.3	—	—
All other investing activities	—	—	2.2
Total investing cash used in continuing operations	(110.8)	(4,014.3)	(2,846.3)
Total investing cash (used in) provided by discontinued operations	(37.6)	(40.3)	879.7
Net cash used in investing activities	(148.4)	(4,054.6)	(1,966.6)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(1,141.9)	494.8	(266.1)
Proceeds from borrowings (maturities greater than 90 days), net of $8 million and $24 million of issuance costs in 2020 and 2019, respectively	741.7	2,913.2	1,741.3
Repayment of borrowings (maturities greater than 90 days)	(1,730.8)	(455.3)	(1,850.0)
Proceeds from issuance of mandatory convertible preferred stock, net of $43.0 million of issuance costs	—	—	1,337.4
Payment of common stock cash dividend to shareholders	(94.4)	(93.8)	(96.6)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(69.0)	(69.0)	(34.9)
Net cash consideration received from Vontier Separation	1,598.0	—	—
All other financing activities	20.7	23.2	42.1
Total financing cash (used in) provided by continuing operations	(675.7)	2,813.1	873.2
Total financing cash (used in) provided by discontinued operations	(20.4)	(10.2)	5.9
Net cash (used in) provided by financing activities	(696.1)	2,802.9	879.1
Effect of exchange rate changes on cash and equivalents	27.4	7.1	(40.6)
Net change in cash and equivalents	619.6	26.8	216.3
Beginning balance of cash and equivalents	$1,205.2	$1,178.4	$962.1
Ending balance of cash and equivalents	$1,824.8	$1,205.2	$1,178.4

Supplemental disclosure:
Transfer of non-cash net liabilities to Vontier Corporation	$147.4	$—	$—
See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS FOR PRESENTATION
Fortive Corporation (“Fortive,” “the Company,” “we,” “our,” “us”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our well-known brands hold leading positions in intelligent operating solutions, precision technologies, and advanced healthcare solutions. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe, and Latin America.
Basis of Presentation
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
Vontier Separation and Discontinued Operations
On October 9, 2020, we completed the separation of our former Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”) to our stockholders (“the Separation”) on a pro rata basis. To effect the Separation, we distributed to our stockholders two shares of Vontier common stock for every five shares of Fortive common stock outstanding held on September 25, 2020, the record date for the distribution, and retained 19.9% of the shares of Vontier common stock immediately following the Separation (the “Retained Vontier Shares”).
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the term loan outstanding under the 364-Day Term Loan Credit Agreement, dated as of March 23, 2020 (“2021 Term Loan”) and (ii) $683.2 million of the $1.0 billion of term loan outstanding under the Term Loan Credit Agreement, dated as of March 1, 2019 (the “2020 Delayed-Draw Term Loan”).
The accounting requirements for reporting the Separation of Vontier as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares and subsequent fair value changes in our Retained Vontier Shares are included in our assets of and results from continuing operations as of and for the year ended December 31, 2020.
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (excluding our Hengstler and Dynapar businesses) (the “A&S Business”) to our shareholders who elected to exchange shares of our common stock for all issued and outstanding shares of Stevens Holding Company, Inc. (“Stevens”), the entity we incorporated to hold the A&S Business. The split-off was immediately followed by the merger of Stevens with a subsidiary of Altra Industrial Motion Corp. (“Altra”). Our shareholders who participated in the exchange offer tendered approximately 15.8 million shares of our common stock in exchange for 35.0 million shares of Altra. Concurrently with such split-off, we sold directly to Altra the remainder of the assets and liabilities of the A&S Business that were not otherwise contributed to Stevens. Accordingly, the A&S Business has been reported as discontinued operations in our Consolidated Statements of Earnings, and the related assets and liabilities have been presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.  Refer to Note 4 for additional information about our discontinued operations.
Segment Presentation
In light of the Separation described above, Fortive changed its internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow the Company to enhance and better evaluate the operational performance of and allocate resources to its businesses. Fortive’s chief operating decision maker assesses performance and allocates resources based on its new operating segments, which are also its new reportable segments. Below is a description of Fortive’s new reportable segments:

Reportable Segment	Operating Company
Intelligent Operating Solutions	Fluke
Industrial Scientific, including Intelex
Accruent
Gordian

Precision Technologies	Tektronix
Pacific Scientific Energetic Materials Company
Qualitrol
Andersen-Negele
Gems
Setra
Hengstler and Dynapar

Advanced Healthcare Solutions	Advanced Sterilization Products
Fluke Health Solutions
Censis
Invetech

Our Intelligent Operating Solutions segment provides leading solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. The businesses in our Intelligent Operating Solutions segment provide a broad and differentiated offering of instrumentation, sensors, software, and services to address these critical workflows for our customers.
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Our Advanced Healthcare Solutions segment serves healthcare customers with enabling products and services for critical activities that help ensure safe, efficient, and timely healthcare. Through the Advanced Healthcare Solutions segment, we provide broad hardware and software portfolio offerings optimized around our end-users’ most critical workflows, including instrument and device reprocessing, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation safety monitoring, and asset management.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates.
Cash and Equivalents—We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Doubtful Accounts— In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amended the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including financing, trade accounts, and unbilled receivables. On January

1, 2020, we adopted ASU 2016-13 and recognized in our Consolidated Balance Sheet as of January 1, 2020 an increase in the allowance for trade accounts, unbilled, and financing receivables of $40.0 million, of which $11.5 million related to our continuing operations and was related primarily to trade accounts and unbilled receivables, with a corresponding net of tax adjustment to beginning retained earnings of $31.3 million.
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
Expected credit losses of the assets originated during the year ended December 31, 2020, as well as changes to expected losses during the same periods, are recognized in earnings for the year ended December 31, 2020.
All trade accounts and unbilled receivables are reported in the Consolidated Balance Sheet adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Determination of the allowances requires us to exercise judgment about the severity of credit losses, which includes judgments regarding the risk profile of each underlying receivable and expectations regarding the impact of current and future economic conditions on the creditworthiness of our customers. We regularly perform detailed reviews of our portfolios to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, payment experience, credit bureau information, and economic conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances.
Volatility and uncertainty in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the year ended December 31, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the year ended December 31, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.
The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of December 31, 2020 ($ in millions):

Balance, December 31, 2019	$26.4
Continuing operations transition adjustment	11.5
Provision	7.1
Write-offs	(3.7)
FX and Other	1.2
Balance, December 31, 2020	$42.5

The allowance for unbilled receivables was immaterial for all periods.

We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $7 million, $12 million and $6 million of expense associated with doubtful accounts for the years ended December 31, 2020, 2019, and 2018, respectively.
Inventory Valuation—Inventories include the costs of material, labor, and overhead. Domestic inventories are stated at the lower of cost or net realizable value primarily using the first-in, first-out (“FIFO”) method with certain businesses applying the last-in, first-out method (“LIFO”) to value inventory. Inventories held outside the United States are stated at the lower of cost or net realizable value primarily using the FIFO method.
Property, Plant, and Equipment—Property, plant, and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively. Amortization of finance lease assets is included in depreciation expense as a component of Selling, general, and administrative expenses in the Consolidated Statements of Earnings.
Investments—We account for investments we have significant influence over but do not have a controlling financial interest in under the equity method, which requires us to record investments at cost and subsequently adjust the investment balance each period for our share of the investee’s income or loss and dividends received from the investee. We record our interest in the net earnings of our equity method investees within Other non-operating expenses, net in the Consolidated Statements of Earnings and review our equity method investments for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable.
We account for investments that we have neither significant influence over nor a controlling financial interest in at fair value, and record any changes in fair value of these investments in net earnings.
In certain circumstances, a readily determinable fair value is not available for our investments, and we recognize those investments at cost, less any subsequent impairment, and adjust the investment balance to fair value when observable price changes in identical or similar investments occur.
Other Assets—Other assets principally include noncurrent contract assets, deferred tax assets, and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, our investment in Vontier common stock, nonqualified deferred compensation plans, obligations under trade accounts payable, and short and long-term debt. Due to their short-term nature, the carrying values for trade accounts receivable, trade accounts payable, and short-term debt approximate fair value. Our investment in Vontier common stock is remeasured at fair value based on Vontier’s closing stock price on the measurement date, with an unrealized gain recorded in the Consolidated Statement of Earnings. Refer to Note 8 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangible assets are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives and goodwill at least annually for impairment. Refer to Note 3 and Note 7 for additional information about our goodwill and other intangible assets.
Revenue Recognition—We derive revenues primarily from the sale of Intelligent Operating Solutions, Precision Technologies and Advanced Healthcare Solutions products and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

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
Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are considered in determining the transaction price for the contract. These allowances and rebates are reflected as a reduction in the contract transaction price. Significant judgment is exercised in determining product returns, customer allowances, and rebates, and are estimated based on historical experience and known trends.
Most of our sales contracts contain standard terms and conditions. We evaluate contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, other services, and/or post contract support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS and other services. We allocate the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation sometimes requires significant judgment.
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
Shipping and Handling—Shipping and handling costs are included as a component of Cost of sales in the Consolidated Statements of Earnings. Revenue derived from shipping and handling costs billed to customers is included in Sales of products in the Consolidated Statements of Earnings.
Advertising—Advertising costs are expensed as incurred.
Research and Development—We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use, and reliability of our existing products, and expanding the applications for which uses of our products are appropriate. Research and development costs are expensed as incurred.
Restructuring—We periodically initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand, as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges, in addition to facility closure, contract termination, and other related activities. We record the cost of the restructuring activities when the associated liability is incurred. Refer to Note 15 for additional information.
Foreign Currency Translation and Transactions—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of Accumulated other comprehensive income (loss) within Stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.

Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. For awards subject to graded vesting, compensation expense is recognized separately over each vesting tranche of the award, resulting in an accelerated expense recognition pattern. Refer to Note 17 for additional information.
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
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 14 for additional information.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. While outstanding, we designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recognized gains of $1.9 million, $5.7 million and $9.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, in Other comprehensive income (loss) related to the net investment hedges. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. The Company recorded no ineffectiveness from its net investment hedges during the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, we had no designated net investment hedges.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2018	$64.0	$(71.6)		$(7.6)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(127.3)	0.3		(127.0)
Income tax impact	—	(0.2)		(0.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(127.3)	0.1		(127.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.3	(a)	4.3
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	3.5		3.5
Net current period other comprehensive income (loss):	(127.3)	3.6		(123.7)
Divestiture of A&S Business	34.0	10.7		44.7
Balance, December 31, 2018	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	50.5	(29.8)		20.7
Income tax impact	—	7.3		7.3
Other comprehensive income (loss) before reclassifications, net of income taxes	50.5	(22.5)		28.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	3.1	(a)	3.1
Income tax impact	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.3		2.3
Net current period other comprehensive income (loss)	50.5	(20.2)		30.3
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	63.5	(20.7)		42.8
Income tax impact	—	4.3		4.3
Other comprehensive income (loss) before reclassifications, net of income taxes	63.5	(16.4)		47.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.7	(a)	4.7
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.7		3.7
Net current period other comprehensive income (loss)	63.5	(12.7)		50.8
Vontier Separation	(138.7)	3.1		(135.6)
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12) and also includes activity related to the Vontier business prior to the cumulative Vontier Separation adjustment shown above.

(b) Includes balances relating to defined benefit pension plans and other postretirement employee benefit plans.
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
We report all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated Statements of Earnings. Service costs are reported in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Earnings according to the classification of the participant’s compensation.
New Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. We may adopt this standard using either a modified retrospective or a fully retrospective method of transition. This standard is effective for us beginning January 1, 2022, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and the method of adoption we plan to utilize.
NOTE 3. ACQUISITIONS
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
The following describes our acquisition activity for the years ended December 31, 2020, 2019, and 2018.
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

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of December 31, 2020 we have closed 20 Principal Countries and 34 Non-Principal Countries that, in aggregate, accounted for more than 99% of the preliminary valuation of ASP. The remaining five Non-Principal Countries represent less than 1% of the preliminary valuation of ASP, or $10.1 million, which is included as a prepaid asset in Other assets in the Consolidated Balance

Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill in our Advanced Healthcare Solutions segment at December 31, 2020, and the majority of the provisional goodwill is tax deductible.

In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”) with Principal Countries and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of December 31, 2020, ASP had exited the TSAs and substantially all of the distribution agreements. ASP expects to close the remaining Non-Principal countries in early 2021.

Revenue and operating loss attributable to ASP for the year ended December 31, 2019 were $525 million and $111 million, respectively, and are included in our Advanced Healthcare Solutions segment beginning April 1, 2019. Operating loss includes amortization of intangible assets, acquisition-related fair value adjustments, and post-close transaction and integration costs associated with the Transaction of $230 million during the year ended December 31, 2019. We incurred approximately $70 million, $86 million, and $42 million of pretax transaction and integration costs related to the ASP Transaction for the years ended December 31, 2020, 2019, and 2018, respectively. These costs are recorded in Selling, general, and administrative expenses and were primarily for banking fees, legal fees, and amounts paid to other third party advisors.
The following table summarizes the combined final fair values and provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of December 31, 2020; we did not acquire accounts receivable or accounts payable from Johnson & Johnson ($ in millions):

Advanced Sterilization Products
Inventories	$199.8
Property, plant and equipment	52.1
Goodwill	1,449.0
Other intangible assets, primarily customer relationships, trade names and technology	1,123.5
Other assets and liabilities, net	(89.0)
Total consideration allocated to closed Principal and Non-Principal Countries	2,735.4
Prepaid acquisition asset related to remaining Non-Principal Countries	10.1
Net cash consideration	$2,745.5
Completed Acquisitions in 2019
In addition to the acquisition of ASP, during 2019, we acquired four businesses including Intelex Technologies and Pruftechnik, both of which complement existing businesses in our Intelligent Operation Solutions segment, and Censis Technologies within our Advanced Healthcare Solutions segment, for total consideration of $1.2 billion in cash, net of cash acquired. We recorded an aggregate of $781 million of goodwill related to these acquisitions. Approximately $21 million of goodwill associated with these acquisitions is tax deductible.
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
Completed Acquisitions in 2018
Accruent
On September 6, 2018, we acquired Athena SuperHoldCo, Inc., including Accruent, LLC (“Accruent”), a privately-held, leading provider of facilities asset management software, for a total purchase price of approximately $2.0 billion net of acquired cash (the “Accruent Acquisition”). Accruent is a recognized leader in the facilities asset management industry, combining deep domain and industry capabilities with an integrated, cloud-based framework that provides insights spanning the full lifecycle of real estate, facilities, and asset management. Accruent serves over 10,000 global customers, and helps assure clients fulfill the mission of their organization by extending the lifecycle of assets, monitoring full compliance, and reducing safety risks. Accruent is headquartered in Austin, Texas, and is included in our Intelligent Operating Solutions Segment. Accruent generated annual revenues of approximately $200 million in 2017. We financed the Accruent Acquisition with available cash and proceeds from our financing activities. We recorded $1.2 billion of goodwill related to the Accruent Acquisition which is not tax deductible.
Gordian
On July 27, 2018, we acquired TGG Ultimate Holdings, Inc. and its subsidiaries, including The Gordian Group, Inc. (“Gordian”), a privately-held, leading provider of construction cost data, software, and service, for a total purchase price of $778 million net of cash acquired (the “Gordian Acquisition”). Gordian’s comprehensive offerings serve the entire building lifecycle and provide workflow solutions designed to optimize every stage of an asset owner’s construction and maintenance needs, including connecting the owner and contractors in the same exchange and providing access to cost and facility metrics databases via a subscription-based model. Gordian is headquartered in Greenville, South Carolina, and is included in our Intelligent Operating Solutions segment. Gordian generated annual revenues of approximately $110 million in 2017. We financed the Gordian Acquisition with available cash. We recorded $435 million of goodwill related to the Gordian Acquisition which is not tax deductible.
Revenue and operating losses attributable to these acquisitions for the year ended December 31, 2018 were $115 million and $51 million, respectively. We recorded approximately $25 million of pretax transaction-related costs related to the acquisitions in 2018, which are recorded in Selling, general, and administrative expenses in the Consolidated Statements of Earnings.
Acquisitions Summary
The following summarizes the estimated fair values of the assets acquired and liabilities assumed for all acquisitions consummated during the years ended December 31. Balances presented for 2019 and 2018 reflect final measurement period adjustments ($ in millions):

	2020	2019	2018
Accounts receivable	$0.1	$44.1	$83.0
Inventories	26.9	186.9	—
Property, plant and equipment	5.0	54.3	6.7
Goodwill	30.9	2,220.3	1,571.5
Other intangible assets, primarily customer relationships, trade names and technology	9.5	1,659.5	1,345.8
Prepaid acquisition asset related to ASP Non-Principal Countries	—	34.7	—
Trade accounts payable	(1.1)	(7.5)	(9.7)
Other assets and liabilities, net	(41.8)	(287.3)	(218.6)
Net cash consideration	$29.5	$3,905.0	$2,778.7

NOTE 4. DISCONTINUED OPERATIONS AND DISPOSITIONS
Vontier Separation
On October 9, 2020, we completed the Separation by distributing 80.1% of the outstanding shares of Vontier, the entity we created to hold the corresponding businesses, to Fortive stockholders on a pro rata basis. To effect the Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Separation (the “Retained Vontier Shares”).
On September 29, 2020, Vontier entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On the Distribution Date, Vontier drew down the full $1.8 billion available under the Term Loans. Vontier used the proceeds from the Term Loans to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Separation and $202 million used as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). The Company intends to apply the Cash Consideration to repay certain outstanding indebtedness, interest on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends. Refer to Note 11 for the description of the debt repayments made subsequent to the Distribution Date. Interest expense and extinguishment costs related to the debt retired during the fourth quarter of 2020 using the cash consideration was allocated to discontinued operations for all periods presented.
The accounting requirements for reporting the Separation of Vontier as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements for all periods presented reflect this business as a discontinued operation.
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the outstanding 2021 Term Loan and (ii) $683.2 million of the 2020 Delayed-Draw Term Loan.
In preparation for and executing the Separation, the Company incurred $84 million and $35 million in Vontier stand-up and separation-related transaction costs during the years ended December 31, 2020 and 2019, respectively, which were recorded in the Selling, general, and administrative expenses component of Earnings from discontinued operations, net of income taxes in the Consolidated Statements of Earnings. These stand-up and separation-related costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, legal, and information system functions.
In connection with the Separation, Fortive and Vontier entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a stockholder’s and registration rights agreement (“the Agreements”). These Agreements govern the Separation between Fortive and Vontier of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after Vontier’s separation and also govern certain relationships between Fortive and Vontier after the Separation. The impact of these services on our consolidated financial statements was immaterial.
Vontier Impairment Charge
We test goodwill for impairment annually in the fourth quarter of each year and may review goodwill in interim periods if certain events occur or circumstances change. The results of our fourth quarter 2019 goodwill impairment testing of the Telematics reporting unit indicated the excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) was approximately 5%, and as such, management continued to monitor the performance of Telematics during the first quarter of 2020. In connection with management’s updated forecast for the Telematics reporting unit that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, we performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020.
We estimated the fair value of the Telematics reporting unit by considering an income approach, using the discounted cash flow method. The income approach was based on projected future (debt-free) cash flows that were discounted to present value and assumed a terminal growth value. The discount rate was based on Telematics’ weighted average cost of capital, taking into account market participant assumptions. Management’s revenue and profitability forecasts used in the valuation considered recent and historical performance of the reporting unit, strategic initiatives, industry trends, and the current and future expectations of the macroeconomic environment. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of this reporting unit.
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
As a result of the interim impairment testing performed, we concluded that the estimated fair value of the Telematics reporting unit was less than its carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three month period ended March 27, 2020 to reduce the carrying value of goodwill to $235.9 million.

The Telematics reporting unit was included in our former Industrial Technologies segment and part of the Vontier Separation. Accordingly, the impairment charge is recorded in Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Earnings.
Divestiture of A&S Business
On March 7, 2018, we entered into a definitive agreement to combine four of our operating companies from our Automation & Specialty platform (the “A&S Business”) with Altra Industrial Motion Corp. (“Altra”) in a tax-efficient Reverse Morris Trust transaction. The A&S Business includes the market-leading brands of Kollmorgen, Thomson, Portescap, and Jacobs Vehicle Systems. On October 1, 2018, we completed the split-off of the A&S Business. The total consideration received was $2.7 billion and consisted of (i) $1.3 billion through a fully-subscribed exchange offer, in which we accepted and subsequently retired 15,824,931 shares of our own common stock from our stockholders in exchange for the 35,000,000 shares of common stock of Stevens Holding Company, Inc.; (ii) $1.0 billion in cash paid to us for the direct sales of certain assets and liabilities of the A&S Business; (iii) $250 million as part of a non-cash debt-for-debt exchange that reduced outstanding indebtedness of Fortive, which was inclusive of accrued interest and related fees; and (iv) $150 million in cash paid to us by Stevens Holding Company, Inc. as a dividend. We recognized an after-tax gain on the transaction of $1.9 billion.
The accounting requirements for reporting the disposition of the A&S Business as a discontinued operation were met when the separation and merger were completed. Accordingly, the consolidated financial statements for all periods presented reflect this business as discontinued operations.
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
We provided certain support services under transition services agreements, and the impact of these services on our consolidated financial statements was immaterial.
The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
Sales	$1,963.4	$2,778.2	$3,416.4
Cost of sales	(1,107.3)	(1,587.5)	(1,969.7)
Selling, general, and administrative expenses	(455.3)	(494.4)	(558.1)
Research and development expenses	(98.6)	(136.4)	(163.1)
Goodwill impairment	(85.3)	—	—
Gain (loss) on disposition of discontinued operations before income taxes	—	(2.1)	1,909.9
Interest expense and other	(31.0)	(22.2)	(25.1)
Earnings (loss) before income taxes	185.9	535.6	2,610.3
Income taxes	(24.8)	(64.8)	(186.7)
Earnings from discontinued operations, net of income taxes	$161.1	$470.8	$2,423.6

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Balance Sheets as of December 31 ($ in millions):

	2020	2019
ASSETS
Accounts receivable, net	$—	$493.8
Inventories	—	224.1
Other current assets	30.4	120.2
Total current assets, discontinued operations	30.4	838.1
Property, plant and equipment, net	—	103.4
Goodwill	—	1,157.8
Other intangible assets, net	—	274.3
Other non-current assets	—	472.8
Total other assets, discontinued operations	—	2,008.3
Total assets, discontinued operations	$30.4	$2,846.4
LIABILITIES
Current liabilities:
Trade accounts payable	$—	$(316.5)
Accrued expenses and other current liabilities	(33.3)	(361.8)
Total current liabilities, discontinued operations	(33.3)	(678.3)
Other long-term liabilities	—	(272.6)
Total liabilities, discontinued operations	$(33.3)	$(950.9)
Combination of the Tektronix Video Business with Telestream
On July 20, 2019, we completed the combination of the Tektronix Video test and monitoring equipment business (“Tektronix Video Business”) with Telestream, LLC (the “Combined Business”), a portfolio company of Genstar Capital LLC. We recognized a pretax gain of $41 million upon the combination, and hold a 33% equity stake in the Combined Business. This transaction did not meet the criteria for discontinued operations reporting, and therefore the operating results of the Tektronix Video Business prior to the combination with Telestream are included in continuing operations for all periods presented. At December 31, 2020 and December 31, 2019, the carrying amount of the investment in the Combined Business included in other assets in the Consolidated Balance Sheets was $77 million and $82 million, respectively. For the years ended December 31, 2020 and December 31, 2019, the loss from our equity investment in the Combined Business recorded in Other non-operating expenses, net in the Consolidated Statements of Earnings was $4 million in both respective periods.
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2020	2019
Finished goods	$227.9	$189.8
Work in process	75.2	75.2
Raw materials	152.4	151.2
Total	$455.5	$416.2
As of December 31, 2020 and 2019, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2020	2019
Land and improvements	$57.1	$57.1
Buildings and leasehold improvements	321.6	304.4
Machinery and equipment	717.8	667.2
Gross property, plant and equipment	1,096.5	1,028.7
Less: accumulated depreciation	(674.5)	(612.7)
Property, plant and equipment, net	$422.0	$416.0
No interest was capitalized related to capitalized expenditures in any period.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 3, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired, less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. We elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess impairment across a large spectrum of reporting units.
We estimate the fair value of our reporting units primarily using a market approach, based on multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of our reporting units, in addition to recent market available sale transactions of comparable businesses. In certain circumstances we also evaluate other factors including results of the estimated fair value utilizing a discounted cash flow analysis (i.e., an income approach), market positions of the businesses, comparability of market sales transactions, and financial and operating performance in order to validate the results of the market approach. If the estimated fair value of the reporting unit is less than its carrying value, we will impair the goodwill for the amount of the carrying value in excess of the fair value.
In 2020, we had five continuing operations reporting units for goodwill impairment testing. As of the date of the 2020 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $171.3 million to approximately $3.2 billion. No goodwill impairment charges were recorded for continuing operations for the years ended December 31, 2020, 2019, and 2018, and no “triggering” events have occurred subsequent to the performance of the 2020 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Refer to Note 4 for information on goodwill impairment charges for discontinued operations.
The following is a rollforward of our goodwill by segment ($ in millions):

	Advanced Healthcare Solutions	Intelligent Operating Solutions	Precision Technologies	Total
Balance, January 1, 2019	$466.5	$2,660.2	$1,866.9	$4,993.6
Measurement period adjustments for 2018 acquisitions	(5.8)	81.7	—	75.9
Attributable to 2019 acquisitions	1,727.6	465.3	—	2,192.9
Attributable to Tektronix Video Business combination	—	—	(40.2)	(40.2)
Foreign currency translation and other	1.4	1.7	16.2	19.3
Balance, December 31, 2019	2,189.7	3,208.9	1,842.9	7,241.5
Measurement period adjustments for 2019 acquisitions	20.1	14.8	—	34.9
Attributable to 2020 acquisitions	9.9	21.0	—	30.9
Foreign currency translation and other	2.8	24.1	25.0	51.9
Balance, December 31, 2020	$2,222.5	$3,268.8	$1,867.9	$7,359.2

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$983.3	$(401.1)	$971.2	$(312.5)
Customer relationships and other intangibles	2,958.3	(896.8)	2,935.7	(667.2)
Trademarks and trade names	18.0	(1.4)	18.0	(0.2)
Total finite-lived intangibles	3,959.6	(1,299.3)	3,924.9	(979.9)
Indefinite-lived intangibles:
Trademarks and trade names	630.3	—	625.7	—
Total intangibles	$4,589.9	$(1,299.3)	$4,550.6	$(979.9)
During 2020 we acquired finite-lived intangible assets, consisting primarily of developed technology, with a weighted average life of 11 years. During 2019, we acquired finite-lived intangible assets, consisting primarily of customer relationships and developed technology, with a weighted average life of 11 years. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2020, 2019, and 2018 was $310 million, $261 million and $105 million, respectively. Based on the intangible assets recorded as of December 31, 2020, amortization expense is estimated to be $309 million during 2021, $304 million during 2022, $292 million during 2023, $290 million during 2024, and $287 million during 2025.
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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Investment in Vontier	$1,119.2	$—	$—	$1,119.2
Deferred compensation liabilities	—	34.8	—	34.8
December 31, 2019
Deferred compensation liabilities	$—	$27.3	$—	$27.3
On October 9, 2020, we completed the Vontier separation and retained 19.9% of the shares of Vontier common stock immediately following the Separation. We did not retain a controlling interest in Vontier and therefore the fair value of our retained shares and subsequent fair value changes are included in our assets of and results from continuing operations, respectively. At December 31, 2020, our investment in Vontier common stock was remeasured at fair value based on Vontier’s closing stock price, with unrealized gains of $1.1 billion recorded in the Consolidated Statement of Earnings.

On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the 2021 Term Loan and (ii) $683.2 million of the 2020 Delayed-Draw Term Loan. The subsequent change in the fair value of the Retained Vontier Shares and the resulting gain will be recorded in the first quarter of 2021.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,399.8	$1,400.0	$1,500.0	$1,500.0
Long-term debt, net of current maturities	2,830.3	3,155.5	4,826.2	4,990.1
As of December 31, 2020 and December 31, 2019, long-term borrowings were categorized as Level 1.
The fair value of the current portion of long-term debt and long-term debt were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing. The fair value of cash and equivalents, accounts receivable, net, and trade accounts payable approximates their carrying amount due to the short-term maturities of these instruments.
Refer to Note 12 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2020		2019
	Current	Long-term	Current	Long-term
Compensation and other post-retirement benefits	$262.1	$66.6	$190.3	$59.4
Claims, including self-insurance and litigation	13.8	14.3	15.1	26.5
Pension obligations	4.5	167.1	3.6	143.2
Taxes, income and other	65.5	887.0	78.0	1,049.0
Deferred revenue	376.4	34.2	323.0	36.0
Sales and product allowances	20.2	—	18.4	—
Warranty	22.9	2.0	20.5	1.1
Other	134.5	62.2	148.9	23.8
Total	$899.9	$1,233.4	$797.8	$1,339.0
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, January 1, 2019	$16.3
Accruals for warranties issued during the year	16.1
Settlements made	(14.7)
Additions due to acquisitions	3.8
Effect of foreign currency translation	0.1
Balance, December 31, 2019	$21.6
Accruals for warranties issued during the year	13.9
Settlements made	(11.5)
Additions due to acquisitions	1.2
Effect of foreign currency translation	(0.3)
Balance, December 31, 2020	$24.9

NOTE 10. LEASES
We determine if an arrangement is or contains a lease at inception and recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months. We have operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. Many leases include optional terms, ranging from options to terminate the lease in less than one year to options to extend the lease for up to 20 years. We include optional periods as part of the lease term when we determine that we are reasonably certain to exercise the renewal option or we will not early terminate the lease. Reasonably certain is based on economic incentives and represents a high threshold. We have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Our finance lease and lessor arrangements are immaterial.
Lease-related balances are presented in the following three line items on the Consolidated Balance Sheet: (i) operating lease right-of-use assets; (ii) current operating lease liabilities; and (iii) operating lease liabilities.
Operating lease cost was $60 million, $58 million, and $41 million for the years ended December 31, 2020, 2019, and 2018, respectively. Short-term and variable lease cost was immaterial for the years ended December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, cash paid for operating leases included in operating cash flows was $52 million and $48 million, respectively. ROU assets obtained in exchange for operating lease liabilities were $55 million and $67 million for the years ended December 31, 2020 and 2019, respectively, and of those ROU assets exchanged for operating lease obligations, $31 million for the year ended December 31, 2019 were related to operating leases acquired with ASP.
The following table presents the maturities of our operating lease liabilities as of December 31, 2020 ($ in millions):

2021	$49.9
2022	42.0
2023	29.8
2024	22.2
2025	15.1
Thereafter	62.7
Total lease payments	221.7
Less: imputed interest	(20.4)
Total lease liabilities	$201.3
As of December 31, 2020 and 2019, the weighted average lease term of our operating leases was 7.5 years and 6.8 years, respectively, and the weighted average discount rate of our operating leases was 2.8% and 3.0%, respectively. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2020, we entered into operating leases for which the lease term had not yet commenced. These leases will commence in 2021 with lease terms between 2 and 3 years and fixed payments over the non-cancelable lease terms of less than $1.0 million.
NOTE 11. FINANCING
The carrying value of the components of our long-term debt as of December 31 were as follows ($ in millions):

	2020	2019
U.S. dollar-denominated commercial paper	$—	$884.4
Euro-denominated commercial paper	—	264.1
Delayed-draw term loan due 2020	1,000.0	1,000.0
Term Loan due 2020	—	500.0
Term Loan due 2021	399.8	—
Yen variable interest rate term loan due 2022	—	127.1
2.35% senior unsecured notes due 2021	—	748.2
3.15% senior unsecured notes due 2026	894.1	893.0
4.30% senior unsecured notes due 2046	547.2	547.0
0.875% senior convertible notes due 2022	1,389.0	1,347.3
Other	—	15.1
Long-term debt	4,230.1	6,326.2
Less: current portion of long-term debt	1,399.8	1,500.0
Long-term debt, net of current maturities	$2,830.3	$4,826.2
Aggregate unamortized debt discounts, premiums, and issuance costs of $57 million and $102 million as of December 31, 2020 and December 31, 2019, respectively, are netted against the principal amounts of the components of debt in the table above.
Credit Facilities
On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, which has been repaid as of December 31, 2020 (“2020 Term Loan”), (ii) $1.0 billion delayed draw term loan facility, with $1.0 billion in principal amount outstanding as of December 31, 2020 (the “2020 Delayed-Draw Term Loan”), (iii) $750 million delayed draw term loan facility, with $400 million in principal amount outstanding as of December 31, 2020 (“2021 Term Loan”), and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of December 31, 2020 as follows:
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
In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on December 31, 2020.
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
As a result of the Vontier Separation and in accordance with the anti-dilution provisions of the Convertible Notes, effective October 9, 2020, the Convertible Notes are convertible into shares of our common stock at an adjusted conversion rate of 10.9568 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $91.27 per share), subject to future adjustment upon the occurrence of certain events. The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder that elects to convert its Convertible Notes in connection with such corporate event in certain circumstances.
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
Of the $1.4 billion in principal amount from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24 million were proportionately allocated to debt and equity. We recognized $54 million in interest expense during the year ended December 31, 2020, of which $13 million related to the contractual coupon rate of 0.875%, $8 million was attributable to the amortization of debt issuance costs, and $34 million was attributable to the amortization of the discount. We recognized $45 million in interest expense during the year ended December 31, 2019, of which $11 million related to the contractual coupon rate of 0.875%, $7 million was attributable to the amortization of debt issuance costs, and $28 million was attributable to the amortization of the discount. The discount at issuance was $102 million and is being amortized over a three-year period. The unamortized discount at December 31, 2020 was $40 million.
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
2020 Term Loan
On October 25, 2019, we entered into a credit facility agreement that provides for the 2020 Term Loan in an aggregate principal amount of $300 million. On October 25, 2019, we drew down the full $300 million available under the 2020 Term Loan in order to fund, in part, the Censis acquisition. We subsequently increased the size of this facility by $200 million on November 8, 2019 and drew the additional amount on the same day resulting in an outstanding amount of $500 million. The 2020 Term Loan bore interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 75 basis points. The 2020 Term Loan was due on October 23, 2020 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 26, 2020, we prepaid $250 million and on October 9, 2020, we repaid the remaining $250 million of the 2020 Term Loan. The fees associated with both prepayments were immaterial.
2020 Delayed-Draw Term Loan
On March 1, 2019, we entered into a credit facility agreement that provides for the 2020 Delayed-Draw Term Loan in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the 2020 Delayed-Draw Term Loan in order to fund, in part, the ASP acquisition. The 2020 Delayed-Draw Term Loan bears interest at a variable rate equal to LIBOR plus a ratings based margin, prior to the Amendments, at 75 basis points and, following the Amendments, at 155 basis points. As of December 31, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2020 Delayed-Draw Term Loan is prepayable at our option, and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2020 Delayed-Draw Term Loan are substantially similar to those applicable to our Revolving Credit Facility.
On February 25, 2020, we extended the maturity of the 2020 Delayed-Draw Term Loan to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extensions. The 2020 Delayed-Draw Term Loan is not callable and remains prepayable at our option.
2021 Term Loan
On March 23, 2020, we entered into a credit facility agreement that provides for the 2021 Term Loan in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the 2021 Term Loan. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. On October 9, 2020, we repaid $350 million of the outstanding $750 million of the 2021 Term Loan, resulting in an outstanding balance of $400 million. The fees associated with the prepayment were immaterial.
We paid approximately $2 million in debt issuance costs associated with the 2021 Term Loan. The borrowings from this credit facility were used for settlement of outstanding commercial paper. The 2021 Term Loan bears interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of December 31, 2020, borrowings under this facility bore an interest rate of 1.80% per annum. The 2021 Term Loan is due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the 2021 Term Loan, are substantially similar to those applicable to our Revolving Credit Facility.
Yen Variable Interest Rate Term Loan
On August 24, 2017, we entered into a term loan agreement that provides for a five-year ¥13.8 billion senior unsecured term facility (“Yen Term Loan”) that matures on August 24, 2022. We borrowed the entire ¥13.8 billion available under this facility on August 28, 2017, which yielded net proceeds of approximately $126 million. The Yen Term Loan bears interest at a rate equal to LIBOR plus 50 basis points, provided however that LIBOR may not be less than zero for the purposes of the Yen Term Loan. The Yen Term Loan is pre-payable at our option, and re-borrowing is not permitted once the term loan is repaid. On October 15, 2020, we repaid the outstanding ¥13.8 billion balance of the Yen variable interest rate term loan due 2022 which approximated $131 million.
Revolving Credit Facility
On June 16, 2016, we entered into a five-year $1.5 billion Revolving Credit Facility that expires on June 16, 2021. On November 30, 2018, we entered into an amended and restated agreement (the “Credit Agreement”) extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion. The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $1.0 billion. On April 24, 2020, we amended the $2.0 billion Revolving Credit Facility as described above.
The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities, and affirmative and negative covenants. As of December 31, 2020 and December 31, 2019, we were in compliance with all covenants under the Credit Agreement and had no borrowings outstanding under the Revolving Credit Facility.
Commercial Paper Programs
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with a 364-day delayed-draw term loan, as detailed in the 2021 Term Loan section above. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of December 31, 2020, no borrowings were outstanding under the Revolving Credit Facility.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the Commercial Paper Programs’ credit ratings. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay any outstanding commercial paper as it matures.
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in our credit rating would increase the cost of borrowing under our commercial paper programs and the Credit Agreement, and could limit or preclude our ability to issue commercial paper. If our access to the commercial paper market is adversely affected due to a downgrade, change in market conditions, or otherwise, we would expect to rely on a combination of available cash, operating cash flow, and the Revolving Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Revolving Credit Facility could be higher than the historic cost of commercial paper borrowings.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Registered Notes
As of December 31, 2020, we had outstanding the following senior notes, collectively the “Registered Notes”:
•$900 million aggregate principal amount of senior notes due June 15, 2026 issued at 99.644% of their principal amount and bearing interest at the rate of 3.15% per year.
•$350 million and $200 million aggregate principal amounts of senior notes due June 15, 2046 issued at 99.783% and 101.564%, respectively, of their principal amounts and bearing interest at the rate of 4.30% per year.
Interest on the Registered Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
On November 13, 2020, we redeemed for cash all $750 million aggregate principal of our outstanding 2.35% Senior Notes due 2021 (the “Notes”) in accordance with the terms of the indenture governing the Notes using proceeds received from Vontier in the Separation. In connection with the transaction, we wrote-off the remaining unamortized deferred financing costs of $1 million and recorded a make-whole charge for the loss on extinguishment of the debt represented by the Notes of $8 million, both of which are included in Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Earnings.
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2020, we were in compliance with all of our covenants.
Other
We made interest payments, including amounts allocated to interest expense from discontinued operations, of $123 million during 2020, $127 million during 2019, and $102 million during 2018.
There are $1.4 billion of minimum principal payments due under our total long-term debt during 2021. The future minimum principal payments due are presented in the following table:

	Term Loans	Convertible and Registered Notes	Total
2021	$1,400.0	$—	$1,400.0
2022	—	1,437.5	1,437.5
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	—	1,450.0	1,450.0
Total principal payments (a)	$1,400.0	$2,887.5	$4,287.5

(a) Not included in the table above are discounts, net of premiums and issuance costs associated with the Convertible and Registered Notes, which totaled $57 million as of December 31, 2020, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2020.

Subsequent Events
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33,507,410 shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the 2021 Term Loan and (ii) $683.2 million of the 2020 Delayed-Draw Term Loan.
Furthermore, on January 21, 2021 we repaid the remaining $316.8 million outstanding of the 2020 Delayed-Draw Term Loan from the cash proceeds received from Vontier in the Separation. The fees associated with the prepayment were immaterial.
On February 9, 2021, we repurchased $281 million of the Convertible Notes using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we will record a loss on extinguishment in the first quarter of 2021.

NOTE 12. PENSION PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Our U.S. pension plans are frozen, and as such, there are no ongoing benefit accruals associated with the U.S. pension plans.
The following sets forth the funded status of our plans and amounts recorded in Accumulated other comprehensive income (loss) as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Change in pension benefit obligation:
Benefit obligation at beginning of year	$35.2	$30.9	$328.0	$262.5
Service cost	—	—	4.4	2.2
Interest cost	1.2	1.3	4.0	5.3
Employee contributions	—	—	1.2	0.9
Benefits paid and other plan costs	(1.9)	(1.2)	(6.1)	(8.1)
Actuarial loss (gain)	7.0	4.2	17.9	38.5
Amendments, settlements and curtailments	—	—	(2.3)	0.3
Plan acquisitions and other	5.7	—	—	25.1
Foreign exchange rate impact	—	—	24.7	1.3
Benefit obligation at end of year	47.2	35.2	371.8	328.0
Change in plan assets:
Fair value of plan assets at beginning of year	26.5	23.3	189.9	149.1
Actual return on plan assets	3.5	3.9	17.3	19.4
Employer contributions	1.2	0.5	10.6	10.3
Employee contributions	—	—	1.2	0.9
Amendments and settlements	—	—	(1.8)	(1.8)
Benefits paid and other plan costs	(1.9)	(1.2)	(6.1)	(8.1)
Plan acquisitions and other	—	—	—	17.8
Foreign exchange rate impact	—	—	13.3	2.3
Fair value of plan assets at end of year	29.3	26.5	224.4	189.9
Funded status	$(17.9)	$(8.7)	$(147.4)	$(138.1)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2020 and 2019 is immaterial.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Amounts recorded in the Consolidated Balance Sheets as of December 31
Other assets	$—	$—	$6.3	$5.3
Accrued expenses and other current liabilities	(0.5)	—	(4.0)	(3.7)
Other long-term liabilities	(17.4)	(8.7)	(149.7)	(139.7)
Net amount recorded	$(17.9)	$(8.7)	$(147.4)	$(138.1)

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Amounts recorded in AOCI as of December 31
Prior service cost	$—	$—	$2.9	$3.5
Actuarial loss	6.8	1.8	99.6	90.5
Total recorded in AOCI, before tax	$6.8	$1.8	$102.5	$94.0

Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2020	2019	2020	2019
Discount rate	2.40%	3.37%	0.99%	1.40%
Rate of compensation increase	N/A	N/A	2.36%	2.45%

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$4.4	$2.2	$1.0
Interest cost	1.2	1.3	1.2	4.0	5.3	5.3
Expected return on plan assets	(1.3)	(1.3)	(1.4)	(5.4)	(5.5)	(5.4)
Amortization of net loss	—	—	—	4.1	2.5	2.4
Amortization of prior service cost	—	—	—	0.3	0.2	—
Net curtailment and settlement loss recognized	—	—	—	(0.5)	0.2	0.9
Net periodic pension cost	$(0.1)	$—	$(0.2)	$6.9	$4.9	$4.2

Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.26%	4.40%	3.73%	1.38%	2.28%	2.12%
Expected return on plan assets	4.86%	5.75%	5.75%	2.82%	3.41%	3.37%
Rate of compensation increase	N/A	N/A	N/A	2.44%	2.61%	2.34%
The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and are subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 1.25% to 4.86% in 2020, 1.50% to 5.75% in 2019, and 1.75% to 5.75% in 2018. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
We report all components of net periodic pension costs, with the exception of service costs, in Other non-operating expenses, net in the Consolidated Statements of Earnings for all periods presented. Service costs are reported in Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings according to the classification of the participant’s compensation.

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
The fair values of our pension plan assets as of December 31, 2020, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$5.4	$—	$—	$5.4
Mutual funds	—	30.8	—	30.8
Insurance contracts	—	27.8	—	27.8
Total	$5.4	$58.6	$—	$64.0
Investments measured at NAV(a):
Mutual funds				155.1
Real estate funds				15.2
Other private investments				19.4
Total assets at fair value				$253.7

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.
The fair values of our pension plan assets as of December 31, 2019, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$3.0	$—	$—	$3.0
Equity securities:
Common stock	6.1	—	—	6.1
Preferred stock	1.7	—	—	1.7
Fixed income securities:
Corporate bonds	—	8.2	—	8.2
Government Issued	—	2.7	—	2.7
Mutual funds	—	25.9	—	25.9
Insurance contracts	—	1.9	—	1.9
Total	$10.8	$38.7	$—	$49.5
Investments measured at NAV(a):
Mutual funds				154.9
Other private investments				12.0
Total assets at fair value				$216.4

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
Certain mutual funds and other private investments are valued using NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. Depending on the nature of the assets, the underlying investments are valued using a combination of either discounted cash flows, earnings and market multiples, third party appraisals, or through reference to the quoted market prices of the underlying investments held by the venture, partnership, or private entity where available. In addition, some of these investments have limits on their redemption to monthly, quarterly, semiannually, or annually and may require up to 90 days prior written notice. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.
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
Expected Contributions
During 2020, we contributed $1 million and $11 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2021, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $12 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2021	$2.1	$12.2	$14.3
2022	2.1	13.5	15.6
2023	2.2	12.4	14.6
2024	2.3	12.8	15.1
2025	2.3	13.0	15.3
2026-2030	11.9	67.2	79.1
Defined Contribution Plans
We administer and maintain 401(k) programs and contributions to the 401(k) programs are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) programs totaling $51 million in 2020, $48 million in 2019, and $38 million in 2018.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $56 million as of December 31, 2020 and $66 million as of December 31, 2019.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of December 31, 2020, we had $31 million in net revenue-related contract assets primarily related to certain software contracts recorded in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheet. Our revenue-related contract assets at December 31, 2019 were $52 million. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our contract-related assets were immaterial during both the years ended December 31, 2020 and December 31, 2019.
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

Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2020	2019
Deferred revenue - current	$376.4	$323.0
Deferred revenue - noncurrent	34.2	36.0
Total contract liabilities	$410.6	$359.0
In the year ended December 31, 2020, we recognized $291 million of revenue related to our contract liabilities at January 1, 2020. The change in our contract liabilities from December 31, 2019 to December 31, 2020 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software contracts with expected delivery dates to customers greater than one year from December 31, 2020, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments as of December 31, 2020 is as follows ($ in millions):

2020
Intelligent Operating Solutions	$106.2
Precision Technologies	25.2
Advanced Healthcare Solutions	3.8
Total remaining performance obligations	$135.2
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 55 percent within the next two years, approximately 85 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Disaggregation of revenue for the year ended December 31, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products	$3,956.7	$1,677.2	$1,445.7	$833.8
Sales of services	677.7	206.5	205.6	265.6
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

Geographic:
United States	$2,436.6	$970.3	$856.0	$610.3
China	534.1	172.0	265.8	96.3
All other (each country individually less than 5% of total sales)	1,663.7	741.4	529.5	392.8
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

End markets:
Direct sales:(a)
Medical	$1,185.2	$39.1	$114.0	$1,032.1
Industrial & Manufacturing	1,057.0	700.2	335.3	21.5
Utilities & Power	357.8	208.3	149.5	—
Government	348.0	170.5	146.3	31.2
Communication, Electronics & Semiconductor	290.9	116.3	172.5	2.1
Aerospace & Defense	250.3	20.4	229.9	—
Oil & Gas	228.6	217.7	10.9	—
Retail & Consumer	171.3	90.4	80.9	—
Other	480.4	225.3	255.1	—
Total direct sales	4,369.5	1,788.2	1,494.4	1,086.9
Distributors	264.9	95.5	156.9	12.5
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

(a) Direct Sales also include sales made through third-party distributors to these end markets.

Disaggregation of revenue for the year ended December 31, 2019 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products	$3,922.5	$1,677.6	$1,587.0	$657.9
Sales of services	641.4	221.3	221.4	198.7
Total	$4,563.9	$1,898.9	$1,808.4	$856.6

Geographic:
United States	$2,394.2	$1,135.7	$917.4	$341.1
China	501.2	181.6	279.5	40.1
All other (each country individually less than 5% of total sales)	1,668.5	581.6	611.5	475.4
Total	$4,563.9	$1,898.9	$1,808.4	$856.6

End markets:(a)
Direct sales:
Medical	$925.3	$16.2	$104.0	$805.1
Industrial & Manufacturing	1,050.4	680.2	349.8	20.4
Utilities & Power	396.1	217.2	178.9	—
Government	284.3	117.2	148.9	18.2
Communication, Electronics & Semiconductor	363.1	131.4	231.7	—
Aerospace & Defense	276.8	22.3	254.5	—
Oil & Gas	222.9	207.6	15.3	—
Retail & Consumer	219.9	116.0	103.4	0.5
Other	528.4	252.2	275.9	0.3
Total direct sales	4,267.2	1,760.3	1,662.4	844.5
Distributors	296.7	138.6	146.0	12.1
Total	$4,563.9	$1,898.9	$1,808.4	$856.6

(a) Direct Sales also include sales made through third-party distributors to these end markets.

Disaggregation of revenue for the year ended December 31, 2018 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products	$3,360.5	$1,392.1	$1,672.7	$295.7
Sales of services	439.9	184.2	228.7	27.0
Total	$3,800.4	$1,576.3	$1,901.4	$322.7

Geographic:
United States	$1,875.8	$736.5	$932.1	$207.2
China	476.8	171.3	292.0	13.5
All other (each country individually less than 5% of total sales)	1,447.8	668.5	677.3	102.0
Total	$3,800.4	$1,576.3	$1,901.4	$322.7

End markets:(a)
Direct sales:
Medical	$376.7	$8.1	$103.1	$265.5
Industrial & Manufacturing	1,017.8	664.9	332.5	20.4
Utilities & Power	370.3	207.3	163.0	—
Government	235.9	53.9	164.0	18.0
Communication, Electronics & Semiconductor	430.0	135.2	292.3	2.5
Aerospace & Defense	225.3	20.1	205.2	—
Oil & Gas	216.8	192.0	24.8	—
Retail & Consumer	157.1	36.2	117.4	3.5
Other	439.8	111.2	328.6	—
Total direct sales	3,469.7	1,428.9	1,730.9	309.9
Distributors	330.7	147.4	170.5	12.8
Total	$3,800.4	$1,576.3	$1,901.4	$322.7

(a) Direct Sales also include sales made through third-party distributors to these end markets.

NOTE 14. INCOME TAXES
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The U.S. Government continues to issue significant amounts of TCJA guidance and we expect that to continue for the foreseeable future. The Company is actively monitoring the impact of new Treasury Regulations. Any future adjustments resulting from retrospective guidance issued will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.
During 2018, the Company made the election on the 2017 Federal Income Tax Return to pay the one-time TCJA Transition Tax liability over an eight-year period without interest, as allowed by TCJA. The IRS has issued guidance that requires offset of 2017 and 2018 tax return refunds against the long-term liability subject to the eight-year payment election.
Separation from Danaher, Disposition of the A&S Business, and Separation of Vontier
In connection with the separation from Danaher, we entered into certain agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the separation from Danaher. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, the Company is liable for and has indemnified Danaher against all income tax liabilities involving “separate” filings for periods prior to the Separation.
During 2018, the Company entered into a Tax Matters Agreement in connection with the split-off of the A&S Business. The Company remains liable for pre-disposition income tax liabilities related to the A&S Business.
In connection with the separation of Vontier, we entered into the Agreements with Vontier , including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Vontier and the Company. By contrast, “separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Vontier’s or the Company’s operations, respectively. In accordance with the tax matters agreement, the Company remains liable for all income tax liabilities involving “joint” filings and Vontier has indemnified the Company against all income tax liabilities involving “separate” filings for periods prior to the Separation.
Earnings and Income Taxes
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
United States	$1,213.3	$91.3	$214.3
International	294.4	245.4	351.5
Total	$1,507.7	$336.7	$565.8
The continuing operations provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
Current:
Federal U.S.	$59.4	$23.4	$25.0
Non-U.S.	74.3	48.7	79.9
State and local	19.4	5.0	(3.4)
Deferred:
Federal U.S.	(44.1)	16.9	(9.8)
Non-U.S.	(33.0)	(17.4)	(15.7)
State and local	(20.5)	(8.0)	(0.4)
Income tax provision	$55.5	$68.6	$75.6

Effective Income Tax Rate
The continuing operations effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.4%	(3.3)%	0.2%
Foreign income taxed at different rates than U.S. statutory rate	(0.5)%	(1.7)%	(0.8)%
U.S. federal permanent differences related to the TCJA	(0.9)%	1.2%	(5.4)%
Compensation related	(0.5)%	(1.7)%	(2.6)%
Other	(0.2)%	4.9%	4.4%
Effective income tax rate before adjustments related to the unrealized gain on the Retained Vontier Shares and other 2017 TCJA provisional estimates	19.3%	20.4%	16.8%

Deferred tax revaluation	—%	—%	(3.5)%
Transition tax	—%	—%	0.1%
Adjustment for the unrealized gain on the Retained Vontier Shares	(15.6)%	—%	—%
Total adjustments for the unrealized gain on Retained Vontier Shares and other 2017 TCJA provisional estimates	(15.6)%	—%	(3.4)%
Effective income tax rate after adjustments related to the unrealized gain on the Retained Vontier Shares and other 2017 TCJA provisional estimates	3.7%	20.4%	13.4%
Our effective tax rate for 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, offset by tax costs associated with repatriating a portion of our previously reinvested earnings outside of the United States, and a permanent difference on the unrealized gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange that was completed on January 19, 2021. The Debt-for-Equity Exchange included an exchange of all of our Vontier common stock owned as of December 31, 2020.
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
SAB 118 provides guidance on the financial statement implications of the TCJA. Pursuant to SAB 118, the Company recorded cumulatively $19 million of net favorable adjustments during the year ended December 31, 2018. The 2018 effective tax rate included the true-up to the 2017 provisional estimates as a discrete adjustment.
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
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We made income tax payments related to continuing operations of $95 million, $79 million, and $69 million during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated Balance Sheets. Deferred income tax assets and liabilities from continuing operations as of December 31 were as follows ($ in millions):

	2020	2019
Deferred Tax Assets:
Allowance for doubtful accounts	$8.4	$4.8
Operating lease liabilities	47.9	36.0
Inventories	12.5	10.0
Pension benefits	32.1	26.4
Environmental and regulatory compliance	4.1	3.6
Other accruals and prepayments	16.5	23.6
Deferred service income	4.6	9.3
Warranty services	3.9	3.5
Stock-based compensation expense	27.9	23.4
Tax credit and loss carryforwards	155.1	145.1
Valuation allowances	(47.1)	(43.8)
Total deferred tax assets	$265.9	$241.9
Deferred Tax Liabilities:
Property, plant and equipment	$(46.0)	$(39.7)
Operating lease right-of-use assets	(44.3)	(35.3)
Insurance, including self-insurance	(166.8)	(139.7)
Goodwill and other intangibles	(554.4)	(651.4)
Other	(27.6)	(26.9)
Total deferred tax liabilities	(839.1)	(893.0)
Net deferred tax liability	$(573.2)	$(651.1)
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
Deferred taxes associated with U.S. entities from continuing operations consist of net deferred tax liabilities of approximately $550 million and $589 million inclusive of valuation allowances of $25 million and $22 million as of December 31, 2020 and December 31, 2019, respectively. Deferred taxes associated with non-U.S. entities from continuing operations consist of net deferred tax liabilities of $23 million and $62 million, inclusive of valuation allowances of $22 million and $22 million, as of December 31, 2020 and December 31, 2019, respectively. Our valuation allowance increased by $3 million and by $15 million during the years ended December 31, 2020 and December 31, 2019, respectively, due primarily to foreign net operating losses in both years and net state operating losses in 2019.
As of December 31, 2020, our U.S. and non-U.S. net operating loss carryforwards totaled $957 million, of which $108 million is related to federal net operating loss carryforwards, $454 million is related to state net operating loss carryforwards, and $395 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2020 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $123 million, before applicable valuation allowances of $36 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2021 through 2040. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2020, our U.S. and non-U.S. tax credit carryforwards totaled $32 million, which is primarily related to U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2020 through 2040. As of December 31, 2020, we maintain a $8 million valuation allowance related to certain tax credit carryforwards.
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
As of December 31, 2020, gross unrecognized tax benefits for continuing and discontinued operations were $200 million ($224 million total, including $26 million associated with interest and penalties, and net of the impact of $2 million of indirect tax benefits). As of December 31, 2019, gross unrecognized tax benefits for continuing and discontinued operations were $215 million ($231 million total, including $23 million associated with interest and penalties, and net of the impact of $7 million of indirect tax benefits). We recognized approximately $10 million, $8 million and $4 million in potential interest and penalties associated with uncertain tax positions during 2020, 2019, and 2018, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2020. Some examinations may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2020	2019	2018
Unrecognized tax benefits, beginning of year	$214.9	$133.4	$59.0
Additions based on tax positions related to the current year	10.4	17.8	40.8
Additions for tax positions of prior years	16.1	79.7	39.0
Reductions for tax positions of prior years	(26.5)	(13.0)	(3.8)
Lapse of statute of limitations	(6.1)	(2.3)	(3.5)
Settlements	(0.5)	(0.3)	(6.4)
Effect of foreign currency translation	1.7	(0.4)	(0.9)
Separation related adjustments (a)	(9.9)	—	9.2
Unrecognized tax benefits, end of year	$200.1	$214.9	$133.4

(a) Unrecognized tax benefit reserves increased by $9 million during the year ended December 31, 2018 due primarily to unrecognized tax benefits from pre-Separation periods. Unrecognized tax benefit reserves decreased by $10 million in 2020 upon separation from Vontier in accordance with the Agreements.

Repatriation and Unremitted Earnings
Given the impact of the COVID-19 pandemic and current market conditions in the U.S., we have updated our assertion for previously unremitted earnings from 2019 and prior periods due to new facts and circumstances that we did not face in prior periods. The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. During the twelve month period ended December 31, 2020, we provided foreign remittance taxes of $13 million on the repatriation of $310 million of previously unremitted earnings from 2019 and prior periods.
The TCJA imposed a final U.S. tax on cumulative earnings from our foreign operations that we have previously made an assertion regarding the amount of such earnings intended for indefinite reinvestment. As of December 31, 2020, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $2.6 billion. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
NOTE 15. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
Employee severance related	$21.1	$46.9	$3.0
Facility exit and other related	5.7	3.5	0.9
Impairment charges	—	—	0.6
Total restructuring and other related charges	$26.8	$50.4	$4.5
Substantially all restructuring activities initiated in 2020 were completed by December 31, 2020. We expect substantially all cash payments associated with remaining termination benefits recorded in 2020 will be paid in 2021, and all planned restructuring activities related to the 2019 and 2018 plans have been completed. Impairment charges relate to certain intangible assets.
The nature of our restructuring and related activities initiated in 2020 and 2019 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost-efficient manner, while taking into consideration broad economic uncertainties.

Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2020	2019	2018
Intelligent Operating Solutions	$12.5	$23.8	$2.8
Precision Technologies	9.8	26.4	1.7
Advanced Healthcare Solutions	4.5	0.2	—
Total	$26.8	$50.4	$4.5
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2020 and 2019 restructuring actions ($ in millions):

	Balance as of January 1, 2019	Costs Incurred	Paid/ Settled	Balance as of December 31, 2019	Costs Incurred	Paid/ Settled	Balance as of December 31, 2020
Employee severance and related	$3.8	$46.9	$(18.3)	$32.4	$21.1	$(38.7)	$14.8
Facility exit and other related	0.4	3.5	(3.7)	0.2	5.7	(5.3)	0.6
Total	$4.2	$50.4	$(22.0)	$32.6	$26.8	$(44.0)	$15.4
The restructuring and other related charges incurred during 2020, 2019, and 2018 were substantially all cash charges. These charges are reflected in the following captions in the Consolidated Statements of Earnings ($ in millions):

	2020	2019	2018
Cost of sales	$8.2	$13.8	$1.6
Selling, general, and administrative expenses	18.6	36.6	2.9
Total	$26.8	$50.4	$4.5

NOTE 16. LITIGATION AND CONTINGENCIES
We are, from time to time, subject to a variety of litigation and other proceedings incidental to our business, including lawsuits involving claims for damages arising out of the use of our products, software, and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our financial position, results of operations, or cash flows.
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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2020 and 2019 we had reserves of $15 million and $13 million, respectively, included in Accrued expenses and Other liabilities in the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
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
As of December 31, 2020 and 2019, we had approximately $87 million and $75 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
We have entered into agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2020, the aggregate amount of our purchase obligations totaled $359 million, of which $246 million are expected to be settled within one year of December 31, 2020.

NOTE 17. STOCK BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 43 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2020, approximately 20.7 million shares of our common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as conversion awards in connection with the separation from Danaher were priced to maintain the economic value before and after the separation.
RSUs and RSAs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over five years, although certain employees may be awarded RSUs with different time-based vesting criteria. Time-based vesting RSUs granted to members of our senior management are also accompanied by incremental RSUs subject to performance-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. However, the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board of Directors (the “Board”). Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding. RSAs granted under the Stock Plan generally provide for time-based vesting over five years and have all of the same dividend, voting, and other rights corresponding to all other common stock, provided, however, that the dividends payable on the RSAs will accrue and be delivered at the time of delivery of the shares upon vesting of the RSA.
PSUs issued under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder, vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a performance period of approximately three years, are subject to an additional two-year holding period and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSU’s are not considered issued and outstanding.
In connection with the Vontier separation and pursuant to the anti-dilution provisions of the 2016 Stock Incentive Plan, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of 1.20 and the related exercise price for the stock options was divided by a factor of 1.20, which was intended to preserve the intrinsic value of the awards prior to the Separation. These adjustments to the Company’s equity compensation awards did not result in additional compensation expense. Stock based compensation awards that were held by Vontier employees were terminated and replaced with awards issued under the Vontier stock compensation plan. Stock-based compensation expense through the Separation date for Vontier is included in results from discontinued operations.
The equity compensation awards granted by the Company generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options, vesting of RSUs and PSUs, and issuances of RSAs, we generally issue shares authorized but previously unissued, although we may instead issue treasury shares; provided, however, that, either type of issuance would equally reduce the number of shares available under our Stock Plan.
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
The fair value of RSUs is calculated using the closing price of Fortive common stock on the date of grant, adjusted for the impact of RSUs not having dividend rights prior to vesting. The fair value of RSAs is calculated using the closing price of Fortive common stock on the date of grant. The fair value of PSUs is calculated using a Monte Carlo pricing model. The fair value of the stock options granted is calculated using a Black-Scholes Merton (“Black-Scholes”) option pricing model.
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of our shares sufficient to fund statutory minimum tax withholding requirements have been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2020, approximately 225 thousand shares of Fortive common stock with an aggregate value of approximately $16 million, were withheld to satisfy this requirement. The tax withholding is treated as a reduction in Additional paid-in capital in the Consolidated Statement of Changes in Equity.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general, and administrative expenses in the Consolidated Statements of Earnings. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2020	2019	2018
Stock Awards:
Pretax compensation expense	$38.6	$34.1	$16.5
Income tax benefit	(6.0)	(6.6)	(3.6)
Stock Award expense, net of income taxes	32.6	27.5	12.9
Stock options:
Pretax compensation expense	24.0	18.4	24.1
Income tax benefit	(3.7)	(2.8)	(5.1)
Stock option expense, net of income taxes	20.3	15.6	19.0
Total stock-based compensation:
Pretax compensation expense	62.6	52.5	40.6
Income tax benefit	(9.7)	(9.4)	(8.7)
Total stock-based compensation expense, net of income taxes	$52.9	$43.1	$31.9
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the consolidated financial statements. During the years ended December 31, 2020, 2019, and 2018 we realized an Excess Tax Benefit of $13 million, $10 million, and $14 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2020. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$74.2
Stock options	49.3
Total unrecognized compensation cost	$123.5

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2020	2019	2018
Risk-free interest rate	0.3% - 1.5%	1.4% - 2.6%	2.7% - 3.0%
Volatility (a)	21.1%	19.9%	18.8%
Dividend yield (b)	0.4%	0.4%	0.4%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

(a) Beginning August 2018, expected volatility was based on a weighted average blend of the company’s historical stock price volatility from July 2, 2016 (the date of separation from Danaher) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options. The weighted average volatility from July 2, 2016 to July 2018 was estimated based on an average historical stock price volatility of a group of peer companies given our limited trading history.

(b) The dividend yield is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by Fortive’s closing stock price on the grant date.
The following summarizes option activity under the Stock Plan (in millions, except price per share and numbers of years):

	Options (a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	13.1	$30.88
Granted	2.3	56.39
Exercised	(2.6)	24.11
Canceled/forfeited	(0.9)	45.01
Outstanding as of December 31, 2018 (a)	11.9	36.22
Granted	2.7	57.28
Exercised	(1.4)	28.14
Canceled/forfeited	(0.9)	55.01
Outstanding as of December 31, 2019 (a)	12.3	40.50
Granted	2.3	63.09
Exercised	(1.9)	26.32
Canceled/forfeited	(0.7)	61.39
Adjustment due to Vontier Separation (b)	(1.4)	44.94
Outstanding as of December 31, 2020	10.6	50.07	6	$221.3
Vested and expected to vest as of December 31, 2020 (c)	10.5	49.83	6	$219.7
Vested as of December 31, 2020	4.8	37.54	4	$159.5

(a) The outstanding options as of December 31, 2019 and the option activity prior to December 31, 2019 (except those options canceled as part of the Separation as noted below) have been adjusted by a factor of 1.20, as noted above, due to the Separation. Further, the January 1, 2018 balance excludes the options for employees of the A&S Business that was divested on October 1, 2018.
(b) The “Adjustment due to Vontier Separation” reflects the cancellation of outstanding options held by Vontier employees as of October 8, 2020, which were replaced with Vontier options issued by Vontier as part of the Separation.
(c) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.

Options outstanding as of December 31, 2020 are summarized below (in millions; except price per share and number of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$10.67 - $21.22	0.4	$20.44	1	0.4	$20.44
$21.23 - $35.31	1.8	29.80	3	1.8	29.80
$35.32 - $51.69	3.2	40.92	5	2.0	39.31
$51.70 - $63.85	3.6	63.11	8	0.4	61.65
$63.86 - $71.53	1.6	68.00	8	0.2	67.38
Total shares	10.6			4.8
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Stock Plan for the years ended December 31 ($ in millions):

	2020	2019	2018
Aggregate intrinsic value of stock options exercised	$65.8	$52.5	$68.7
Cash receipts from stock options exercised	$46.7	$40.0	$39.3
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2020, 2019, and 2018 (in millions; except price per share):

	Number of Stock Awards (a)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2018	2.4	$38.96
Granted	0.8	64.66
Vested	(0.8)	34.33
Forfeited	(0.3)	44.27
Unvested as of December 31, 2018	2.1	49.04
Granted	1.1	64.72
Vested	(0.6)	40.86
Forfeited	(0.3)	56.16
Unvested as of December 31, 2019	2.3	57.74
Granted	1.0	64.14
Vested	(0.6)	50.82
Forfeited	(0.2)	61.00
Adjustment due to Vontier Separation (b)	(0.2)	60.40
Unvested as of December 31, 2020	2.3	63.04

(a) The outstanding stock awards as of December 31, 2019 and the award activity prior to December 31, 2019 have been adjusted by a factor of 1.20, as noted above, due to the Separation. Further, the January 1, 2018 balance excludes the stock awards for employees of the A&S Business that was divested on October 1, 2018.
(b) The “Adjustment due to Vontier Separation” reflects the cancellation of unvested awards held by Vontier employees as of October 8, 2020, which were replaced by Vontier equity awards issued by Vontier as part of the Separation.

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
We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2020:
First quarter	$0.07	$23.5
Second quarter	0.07	23.6
Third quarter	0.07	23.6
Fourth quarter	0.07	23.7
Total	$0.28	$94.4

2019:
First quarter	$0.07	$23.4
Second quarter	0.07	23.4
Third quarter	0.07	23.5
Fourth quarter	0.07	23.5
Total	$0.28	$93.8

The sum of the components of total dividends paid may not equal the total amount due to rounding.
Aggregate cash payments for the dividends paid to shareholders are recorded as dividends to shareholders in our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows.
On January 26, 2021 we declared a regular quarterly cash dividend of $0.07 per share payable on March 26, 2021 to common stockholders of record on February 26, 2021.
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
In connection with the split-off of the A&S Business and the Vontier Separation on October 9, 2020, we triggered anti-dilution adjustments pursuant to the terms of the MCPS. After giving affect to these adjustments, each then outstanding share of MCPS will convert automatically on July 1, 2021 (“Mandatory Conversion Date”) into between 12.8364 and 15.7246 common shares, subject to further anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period beginning on the 22nd scheduled trading day preceding the Mandatory Conversion Date. At any time prior to July 1, 2021, holders may elect to convert each share of the MCPS into shares of common stock at the rate of 12.8364, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, as adjusted, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
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
2020:
First quarter	$12.50	$17.3
Second quarter	12.50	17.2
Third quarter	12.50	17.3
Fourth quarter	12.50	17.2
Total	$50.00	$69.0

2019:
First quarter	$12.50	$17.3
Second quarter	12.50	17.2
Third quarter	12.50	17.3
Fourth quarter	12.50	17.2
Total	$50.00	$69.0

On January 26, 2021 we declared a regular quarterly cash dividend of $12.50 per share on our MCPS payable on April 1, 2021 to preferred stockholders of record on March 15, 2021.
Net earnings per share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS from continuing operations is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans and the assumed conversion of the MCPS, except where the inclusion of such shares would have an anti-dilutive impact.
For the years ended December 31, 2020 and 2019, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 4.9 million shares and 3.0 million shares, respectively. For the year ended December 31, 2018, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were immaterial. The impact of our MCPS calculated under the if-converted method was anti-dilutive for the years ended December 31, 2019 and 2018, and as such, 18.3 million and 18.4 million respective shares were excluded from the dilutive EPS calculation. The impact of our MCPS calculated under the if-converted method was dilutive for the year ended December 31, 2020, and therefore the 19.9 million shares were included in the calculation of diluted EPS.
As described in Note 11, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the years ended December 31, 2020 and 2019.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net earnings from continuing operations	$1,452.2	$268.1	$490.2
Mandatory convertible preferred stock cumulative dividends	(69.0)	(69.0)	(34.9)
Net earnings attributable to common stockholders from continuing operations used in basic earnings per share	$1,383.2	$199.1	$455.3
Add-back: Mandatory convertible preferred stock cumulative dividends (“if-converted” method)	69.0	—	—
Net earnings attributable to common stockholders from continuing operations and assumed conversions used in diluted earnings per share	$1,452.2	$199.1	$455.3

Denominator
Weighted average common shares outstanding used in basic earnings per share	337.4	335.8	345.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	1.7	4.2	5.2
Assumed conversion of outstanding mandatory convertible preferred stock	19.9	—	—
Weighted average common shares outstanding used in diluted earnings per share	359.0	340.0	350.7

Net earnings from continuing operations per common share - Basic	$4.10	$0.59	$1.32
Net earnings from continuing operations per common share - Diluted	$4.05	$0.59	$1.30

NOTE 19. SEGMENT INFORMATION
We report our results in three separate business segments consisting of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. Operating profit represents total revenues less operating expenses, excluding other income/expense, interest, and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the combined totals. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance.

Segment results are shown below ($ in millions):

	Year Ended December 31
	2020	2019	2018
Sales:
Intelligent Operating Solutions	$1,883.7	$1,898.9	$1,576.3
Precision Technologies	1,651.3	1,808.4	1,901.4
Advanced Healthcare Solutions	1,099.4	856.6	322.7
Total	$4,634.4	$4,563.9	$3,800.4

Operating Profit:
Intelligent Operating Solutions	$317.8	$289.0	$350.3
Precision Technologies	321.7	324.6	381.5
Advanced Healthcare Solutions	2.1	(72.0)	5.3
Other	(102.2)	(97.7)	(91.8)
Total	$539.4	$443.9	$645.3

Segment assets:
Intelligent Operating Solutions	$5,662.1	$5,748.2	$4,844.0
Precision Technologies	2,979.7	2,974.7	2,964.8
Advanced Healthcare Solutions	4,309.8	4,432.9	899.0
Total segment assets	12,951.6	13,155.8	8,707.8
Other	3,069.5	1,436.8	1,381.2
Assets of Discontinued Operations	30.4	2,846.4	2,816.6
Total assets	$16,051.5	$17,439.0	$12,905.6

Depreciation and amortization:
Intelligent Operating Solutions	$179.1	$182.5	$97.7
Precision Technologies	43.0	47.1	49.6
Advanced Healthcare Solutions	159.7	110.3	23.8
Other	2.2	1.6	3.1
Total	$384.0	$341.5	$174.2

Capital expenditures, gross:
Intelligent Operating Solutions	$26.1	$30.4	$36.2
Precision Technologies	17.4	21.3	23.9
Advanced Healthcare Solutions	20.1	16.0	0.6
Other	12.1	6.8	9.2
Total	$75.7	$74.5	$69.9

Operations in Geographic Areas:

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales:
United States	$2,436.6	$2,394.2	$1,875.8
China	534.1	501.2	476.8
All other (each country individually less than 5% of total sales)	1,663.7	1,668.5	1,447.8
Total	$4,634.4	$4,563.9	$3,800.4

Property, plant and equipment, net
United States	$304.6	$328.0	$329.3
Switzerland	30.2	17.9	—
All other (each country individually less than 5% of total property, plant and equipment, net)	87.2	70.1	66.3
Total	$422.0	$416.0	$395.6

NOTE 20. RELATED-PARTY TRANSACTIONS WITH DANAHER
In connection with the separation from Danaher in 2016, we entered into certain agreements with Danaher, which governed the separation and provided a framework for the relationship between the parties going forward. Refer to Note 14 for additional discussion of the tax matters agreement.
We continue to enter into arms-length revenue arrangements in the ordinary course of business with Danaher and its affiliates and these transactions are considered related party transactions. We recorded sales of approximately $13 million, $12 million, and $16 million to Danaher and its subsidiaries during the years ended December 31, 2020, 2019, and 2018, respectively. Purchases from Danaher and its subsidiaries were approximately $12 million, $13 million, and $14 million during the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 21. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020:
Sales	$1,108.1	$1,041.6	$1,159.8	$1,324.9
Gross profit	612.0	582.8	651.6	762.1
Operating profit	115.4	102.6	137.5	183.9
Earnings from continuing operations, net of income taxes	54.8	59.8	86.0	1,251.6
Earnings (loss) from discontinued operations, net of income taxes	(12.9)	70.2	139.8	(36.0)
Net earnings	$41.9	$130.0	$225.8	$1,215.6
Earnings per common share - basic:
Continuing operations	$0.11	$0.13	$0.20	$3.65
Discontinued operations	(0.04)	0.20	0.42	(0.11)
Total earnings per common share - basic	$0.07	$0.33	$0.62	$3.55
Earnings per common share - diluted:
Continuing operations	$0.11	$0.13	$0.20	$3.47
Discontinued operations	(0.04)	0.20	0.41	(0.10)
Total earnings per common share - diluted	$0.07	$0.33	$0.61	$3.37

2019:
Sales	$980.4	$1,169.4	$1,150.8	$1,263.3
Gross profit	551.6	605.8	618.7	707.1
Operating profit	112.0	95.6	96.4	139.9
Earnings from continuing operations, net of income taxes	74.4	45.0	74.0	74.7
Earnings from discontinued operations, net of income taxes	90	129.6	133.1	118.1
Net earnings	$164.4	$174.6	$207.1	$192.8
Earnings per common share - basic:
Continuing operations	$0.17	$0.08	$0.17	$0.17
Discontinued operations	0.27	0.39	0.39	0.35
Total earnings per common share - basic	$0.44	$0.47	$0.56	$0.52
Earnings per common share - diluted:
Continuing operations	$0.17	$0.08	$0.17	$0.17
Discontinued operations	0.26	0.38	0.39	0.35
Total earnings per common share - diluted	$0.43	$0.46	$0.56	$0.52

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2020 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors and Corporate Governance in the Proxy Statement for our 2021 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, and Director Compensation in the Proxy Statement for our 2021 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Fortive Common Stock by Directors, Officers and Principal Shareholders, and Equity Compensation Plan Information in the Proxy Statement for our 2021 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2021 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2021 annual meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 110 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	118
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc. and Altra Industrial Motion Corp.	Incorporated by reference from Exhibit 10.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018 (Commission File No. 1-33209)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.	Incorporated by reference from Exhibit 2.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018 (Commission File No. 1-33209)

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

2.4	Stock and Asset Purchase Agreement, dated as of June 6, 2018, by and between Ethicon, Inc. and Fortive Corporation	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-k filed on September 21, 2018 (Commission File Number 1-37654)

2.5	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

3.1	Amended and Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

3.2	Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018 (Commission File Number: 1-37654)

3.3	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 9, 2017 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 29, 2018 (Commission File Number: 1-37654)

4.3	Indenture, dated as of February 22, 2019, among Fortive Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

4.4	Description of Securities	Incorporated by reference to Exhibit 4.4 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File Number: 1-37654)

10.1
Amended and Restated Credit Agreement, dated as of November 30, 2018, among Fortive Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 3, 2018 (Commission File Number 1-37654)

10.2
Amendment No. 1 to Revolving Credit Agreement, dated as of February 21, 2019, among Fortive Corporation, Bank of America N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

10.3
Amendment No. 2 to the Revolving Credit Agreement, dated as of February 25, 2020, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 28, 2020 (Commission File Number: 1-37654)

10.4
Amendment No. 3 to Revolving Credit Agreement, dated as of April 24, 2020, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on April 30, 2020 (Commission File Number: 1-37654)

10.5	Term Loan Credit Agreement, dated as of March 1, 2019, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on March 4, 2019 (Commission File Number: 1-37654)

10.6	Amendment No. 1 to Term Loan Credit Agreement, dated as of February 25, 2020, by and among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 28, 2020 (Commission File Number: 1-37654)

10.7	Amendment No. 2 to Term Loan Credit Agreement, dated as of April 24, 2020, by and among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on April 30, 2020 (Commission File Number: 1-37654)

10.8
Credit Agreement, dated as of September 29, 2020, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on September 30, 2020 (Commission File Number: 1-37654)

10.9	Employee Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

10.10	Tax Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

10.11	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.3 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

10.12	Intellectual Property Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.4 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

10.13	FBS License Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.5 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

10.14	Stockholder’s and Registration Rights Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.6 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

10.15	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*

10.16	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.8 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.17	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.18	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.19	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.20	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.21	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.22	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.23	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.24	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.25	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.26	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.27	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.28	Description of compensation arrangements for non-management directors*

10.29	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.30	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.31	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.32	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Barbara Hulit*	Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-37654)

10.33	Offer of Employment Letter, dated November 11, 2015 between TGA Employment Services LLC and William W. Pringle*	Incorporated by reference from Exhibit 10.25 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.34	Offer of Employment Letter, dated October 26, 2015 between TGA Employment Services LLC and Stacey Walker*

10.35	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*	Incorporated by reference from Exhibit 10.31 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Earnings for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019, and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018 and (vi) Notes to Consolidated Financial Statements.
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

FORTIVE CORPORATION

Date: February 26, 2021	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 26, 2021
Alan G. Spoon
Chairman of the Board

/s/ FEROZ DEWAN	February 26, 2021
Feroz Dewan
Director

/s/ SHARMISTHA DUBEY	February 26, 2021
Sharmistha Dubey
Director

/s/ REJJI P. HAYES	February 26, 2021
Rejji P. Hayes
Director

/s/ JAMES A. LICO	February 26, 2021
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 26, 2021
Kate D. Mitchell
Director

/s/ MITCHELL P. RALES	February 26, 2021
Mitchell P. Rales
Director

/s/ STEVEN M. RALES	February 26, 2021
Steven M. Rales
Director

Name, Title and Signature	Date

/s/ JEANNINE P. SARGENT	February 26, 2021
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 26, 2021
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 26, 2021
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(a)	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2020:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$26.4	$7.1	$1.2	$11.5	$(3.7)	$42.5

Year Ended December 31, 2019:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$18.7	$12.2	$(0.3)	$0.6	$(4.8)	$26.4

Year Ended December 31, 2018:
Allowances deducted from asset accounts
Allowance for doubtful accounts	$11.0	$5.5	$(0.3)	$6.4	$(3.9)	$18.7

(a) Amounts are related to businesses acquired. In addition, the year ended December 31, 2020 includes an increase in the allowance for trade accounts receivables of $11.5 million recognized upon the adoption of ASU 2016-13 on January 1, 2020.