Form 10-Q
period 2021-04-02
Fortive Corp
filed 2021-04-29
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 21, 2021 was 338,525,535.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	April 2, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,299.6	$1,824.8
Accounts receivable, net	829.5	810.3
Inventories:
Finished goods	231.3	227.9
Work in process	76.8	75.2
Raw materials	158.5	152.4
Inventories	466.6	455.5
Prepaid expenses and other current assets	205.2	206.7
Investment in Vontier Corporation	—	1,119.2
Current assets, discontinued operations	—	30.4
Total current assets	2,800.9	4,446.9
Property, plant and equipment, net of accumulated depreciation of $680.0 and $674.5 at April 2, 2021 and December 31, 2020, respectively	410.1	422.0
Operating lease right-of-use assets	186.6	188.7
Other assets	331.2	344.1
Goodwill	7,340.4	7,359.2
Other intangible assets, net	3,209.7	3,290.6
Total assets	$14,278.9	$16,051.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,126.0	$1,399.8
Trade accounts payable	464.5	480.8
Current operating lease liabilities	44.6	47.0
Accrued expenses and other current liabilities	836.9	899.9
Current liabilities, discontinued operations	2.8	33.3
Total current liabilities	2,474.8	2,860.8
Operating lease liabilities	152.7	154.3
Other long-term liabilities	1,193.2	1,233.4
Long-term debt	1,441.5	2,830.3
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, 1.4 million shares designated, issued and outstanding at April 2, 2021 and December 31, 2020	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 339.7 and 339.0 million issued; 338.5 and 337.9 million outstanding at April 2, 2021 and December 31, 2020, respectively	3.4	3.4
Additional paid-in capital	3,563.8	3,554.5
Retained earnings	5,616.6	5,547.4
Accumulated other comprehensive income (loss)	(174.8)	(141.1)
Total Fortive stockholders’ equity	9,009.0	8,964.2
Noncontrolling interests	7.7	8.5
Total stockholders’ equity	9,016.7	8,972.7
Total liabilities and equity	$14,278.9	$16,051.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2021	March 27, 2020
Sales of products and software	$1,077.2	$945.5
Sales of services	182.0	162.6
Total sales	1,259.2	1,108.1
Cost of product and software sales	(444.3)	(400.3)
Cost of service sales	(103.0)	(95.8)
Total cost of sales	(547.3)	(496.1)
Gross profit	711.9	612.0
Operating costs:
Selling, general and administrative expenses	(428.1)	(415.8)
Research and development expenses	(86.2)	(80.8)
Operating profit	197.6	115.4
Non-operating income (expense), net:
Interest expense, net	(27.7)	(38.6)
Loss on extinguishment of debt	(104.9)	—
Gain on investment in Vontier Corporation	57.0	—
Other non-operating expense, net	(3.3)	(4.5)
Earnings from continuing operations before income taxes	118.7	72.3
Income taxes	(7.0)	(17.5)
Net earnings from continuing operations	111.7	54.8
Loss from discontinued operations, net of income taxes	(1.5)	(12.9)
Net earnings	110.2	41.9
Mandatory convertible preferred dividends	(17.3)	(17.3)
Net earnings attributable to common stockholders	$92.9	$24.6

Net earnings per common share from continuing operations:
Basic	$0.28	$0.11
Diluted	$0.28	$0.11
Net earnings per share from discontinued operations:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)
Net earnings per share:
Basic	$0.27	$0.07
Diluted	$0.27	$0.07
Average common stock and common equivalent shares outstanding:
Basic	338.6	336.8
Diluted	341.7	340.0

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	April 2, 2021	March 27, 2020
Net earnings	$110.2	$41.9
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(34.7)	(136.3)
Pension adjustments	1.0	(1.0)
Total other comprehensive income (loss), net of income taxes	(33.7)	(137.3)
Comprehensive income (loss)	$76.5	$(95.4)
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	339.0	$3.4	1.4	$—	$3,554.5	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	110.2
Dividends to common shareholders	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income	—	—	—	—	—	—	(33.7)	—
Common stock-based award activity	(0.5)	—	—	—	(2.3)	—	—	—
Early extinguishment of 0.875% senior convertible notes due 2022	—	—	—	—	11.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.8)
Balance, April 2, 2021	338.5	$3.4	1.4	$—	$3,563.8	$5,616.6	$(174.8)	$7.7

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	336.0	$3.4	1.4	$—	$3,311.1	$4,128.8	$(56.3)	$13.2
Adoption of accounting standard	—	—	—	—	—	(31.3)	—	—
Balance, January 1, 2020	336.0	$3.4	1.4	$—	$3,311.1	$4,097.5	$(56.3)	$13.2
Net earnings for the period	—	—	—	—	—	41.9	—	—
Dividends to common shareholders	—	—	—	—	—	(23.5)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(137.3)	—
Common stock-based award activity	0.8	—	—	—	22.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(2.0)
Balance, March 27, 2020	336.8	$3.4	1.4	$—	$3,333.7	$4,098.6	$(193.6)	$11.2

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	April 2, 2021	March 27, 2020
Cash flows from operating activities:
Net earnings from continuing operations	$111.7	$54.8
Noncash items:
Gain on investment in Vontier Corporation	(57.0)	—
Depreciation	19.5	20.2
Amortization	77.5	78.2
Stock-based compensation expense	16.6	12.8
Loss on extinguishment of debt	104.2	—
Change in trade accounts receivable, net	(26.9)	6.0
Change in inventories	(3.8)	(5.2)
Change in trade accounts payable	(13.0)	12.7
Change in prepaid expenses and other assets	3.8	14.3
Change in accrued expenses and other liabilities	(80.6)	(72.1)
Total operating cash provided by continuing operations	152.0	121.7
Total operating cash provided by (used in) discontinued operations	(7.2)	69.3
Net cash provided by operating activities	144.8	191.0
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(8.4)	(26.2)
Cash paid for acquisitions, net of cash received	(0.2)	(1.1)
Total investing cash used in continuing operations	(8.6)	(27.3)
Total investing cash used in discontinued operations	—	(16.9)
Net cash used in investing activities	(8.6)	(44.2)
Cash flows from financing activities:
Net repayments of commercial paper borrowings	—	(382.8)
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $1 million in 2020	—	373.8
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(250.0)
Payment of common stock cash dividend to shareholders	(23.7)	(23.5)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.3)	—
All other financing activities	(2.8)	0.3
Total financing cash used in continuing operations	(654.9)	(282.2)
Total financing cash used in discontinued operations	—	(1.0)
Net cash used in financing activities	(654.9)	(283.2)
Effect of exchange rate changes on cash and equivalents	(6.5)	(28.3)
Net change in cash and equivalents	(525.2)	(164.7)
Beginning balance of cash and equivalents	1,824.8	1,205.2
Ending balance of cash and equivalents	$1,299.6	$1,040.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our well-known brands hold leading positions in intelligent operating solutions, precision technologies, and advanced healthcare solutions. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe, and Latin America.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2020 and the footnotes (“Notes”) thereto included within our 2020 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of April 2, 2021 and December 31, 2020, our results of operations for the three month periods ended April 2, 2021 and March 27, 2020, and cash flows for the three month periods ended April 2, 2021 and March 27, 2020. Reclassification of certain prior year amounts have been made to conform to current year presentation.
Vontier Separation and Discontinued Operations
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Vontier Separation”) on a pro rata basis. To effect the Vontier Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Vontier Separation (the “Retained Vontier Shares”).
On September 29, 2020, Vontier entered into a credit agreement with a syndicate of banks and on the Distribution Date, Vontier drew down the full $1.8 billion available under their term loan facilities. Vontier used the proceeds to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Vontier Separation and $202 million used as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We have used the Cash Consideration to repay certain outstanding indebtedness, make interest payments on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends.
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co.
Refer to Note 11 of our 2020 Annual Report on Form 10-K and Note 6 to the consolidated condensed financial statements for the description of the debt repayments made subsequent to the Distribution Date. Interest expense and extinguishment costs related to the debt retired during the first quarter of 2021 are included in continuing operations.
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the three month period ended April 2, 2021.

Segment Presentation
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of and allocate resources to our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. All prior period segment information has been restated to reflect our new reportable segments.
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We designated our ¥13.8 billion senior unsecured term facility loan and our Euro-denominated commercial paper outstanding during the three month period ended March 27, 2020 as net investment hedges of our investment in certain foreign operations; we exited our Euro-denominated commercial paper positions during the second quarter of 2020 and repaid our ¥13.8 billion senior unsecured term facility loan during the fourth quarter of 2020. As of April 2, 2021 and December 31, 2020, we had no designated net investment hedges.
During the three month period ended March 27, 2020, we recognized foreign currency transaction gains of $0.9 million on the debt that were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three month period ended March 27, 2020.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (b)		Total
For the Three Months Ended April 2, 2021:
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(34.7)	—		(34.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	1.3	(a)	1.3
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	(34.7)	1.0		(33.7)
Balance, April 2, 2021	$(88.7)	$(86.1)		$(174.8)

For the Three Months Ended March 27, 2020:
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(136.3)	—		(136.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	(1.2)	(a)	(1.2)
Income tax impact	—	0.2		0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(1.0)		(1.0)
Net current period other comprehensive income (loss), net of income taxes	(136.3)	(1.0)		(137.3)
Balance, March 27, 2020	$(115.1)	$(78.5)		$(193.6)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 8 for additional details).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.

Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are reported in the Consolidated Condensed Balance Sheet adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances.

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of April 2, 2021 ($ in millions):

Balance, December 31, 2020	$42.5
Provision	1.6
Write-offs	(3.7)
FX and Other	(0.2)
Balance, April 2, 2021	$40.2
The allowance for unbilled receivables was immaterial for all periods presented.
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
NOTE 2. ACQUISITIONS
For a description of our material acquisition activity refer to Note 3 of our 2020 Annual Report on Form 10-K.
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
During the three month period ended April 2, 2021, immaterial adjustments were recorded to the preliminary purchase price allocation of acquisitions that closed during 2020.
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

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of April 2, 2021 we have closed 20 Principal Countries and 37 Non-Principal Countries that, in aggregate, accounted for approximately 99% of the preliminary valuation of ASP. The remaining two Non-Principal Countries represent less than 1% of the preliminary valuation of ASP, or $2.7 million, which is included as a prepaid asset in Other assets in the Condensed Consolidated Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at April 2, 2021, and the majority of the provisional goodwill is tax deductible. There were no material measurement period adjustments recorded for the Non-Principal Countries during the three month period ended April 2, 2021.

In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”) and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of April 2, 2021, ASP had exited the TSAs and substantially all of the distribution agreements. ASP expects to close the remaining Non-Principal Countries in 2021.
NOTE 3. DISCONTINUED OPERATIONS
On October 9, 2020, we completed the Vontier Separation. The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented.
Vontier Impairment Charge
As a result of the interim impairment testing performed, we concluded that the estimated fair value of the Telematics reporting unit was less than its carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three month period ended March 27, 2020. The Telematics reporting unit was included in our former Industrial Technologies segment and part of the Vontier Separation. Accordingly, the impairment charge is recorded in Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Earnings.
The key components of income from discontinued operations for the three month periods ended April 2, 2021 and March 27, 2020 were as follows ($ in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Sales	$—	$609.2
Cost of sales	—	(346.1)
Selling, general and administrative expenses	(1.9)	(141.0)
Research and development expenses	—	(32.9)
Goodwill impairment	—	(85.3)
Interest expense and other income, net	0.1	(5.2)
Earnings before income taxes	(1.8)	(1.3)
Income taxes	0.3	(11.6)
Net earnings from discontinued operations	$(1.5)	$(12.9)

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Balance Sheets as of December 31 ($ in millions):

	April 2, 2021	December 31, 2020
ASSETS
Other current assets	$—	$30.4
Total assets, discontinued operations	$—	$30.4
LIABILITIES
Current liabilities:
Accrued expenses and other current liabilities	$(2.8)	$(33.3)
Total liabilities, discontinued operations	$(2.8)	$(33.3)

NOTE 4. GOODWILL
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2020	$3,268.8	$1,867.9	$2,222.5	$7,359.2
Measurement period adjustments for 2020 acquisitions	(0.7)	—	(3.1)	(3.8)
Foreign currency translation and other	(3.8)	(16.0)	4.8	(15.0)
Balance, April 2, 2021	$3,264.3	$1,851.9	$2,224.2	$7,340.4
We have not identified any triggering events which would have indicated a potential impairment of goodwill in the three month period ended April 2, 2021.
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 2, 2021
Deferred compensation liabilities	$—	$38.1	$—	$38.1
December 31, 2020
Investment in Vontier	$1,119.2	$—	$—	$1,119.2
Deferred compensation liabilities	—	34.8	—	34.8
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the Consolidated Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
On October 9, 2020, we completed the Vontier Separation and retained 19.9% of the shares of Vontier common stock immediately following the Vontier Separation. We did not retain a controlling interest in Vontier and therefore the fair value of our Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020, and subsequent fair value changes are included in our results from continuing operations for the three month period ended April 2, 2021.
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the 364-day delayed draw term loan due March 22, 2021 (the “Term Loan due March 2021”) and (ii) $683.2 million of the delayed-draw term loan due May 30, 2021 (the “Term Loan due May 2021”). The change in fair value of the Retained Vontier Shares and the resulting gain of $57.0 million was recorded in the three month period ended April 2, 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the three month period ended April 2, 2021.
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
We evaluated our non-financial assets as of April 2, 2021 and determined no events or circumstances existed indicating the carrying value may not be fully recoverable.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	April 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,126.0	$1,180.4	$1,399.8	$1,400.0
Long-term debt, net of current maturities	$1,441.5	$1,597.0	$2,830.3	$3,155.5
As of April 2, 2021 and December 31, 2020, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 6. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	April 2, 2021	December 31, 2020
Term Loan due May 2021	—	1,000.0
Term Loan due March 2021	—	399.8
3.15% senior unsecured notes due 2026	894.3	894.1
4.30% senior unsecured notes due 2046	547.2	547.2
0.875% senior convertible notes due 2022	1,126.0	1,389.0
Long-term debt	2,567.5	4,230.1
Less: current portion of long-term debt	1,126.0	1,399.8
Long-term debt, net of current maturities	$1,441.5	$2,830.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $39 million and $57 million as of April 2, 2021 and December 31, 2020, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2020 Annual Report on Form 10-K for further details of our debt financing.
Debt-for-Equity Exchange
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the three month period ended April 2, 2021.
Term Loan due May 2021
On January 21, 2021, we repaid the remaining $316.8 million outstanding of the Term Loan due May 2021 from the cash proceeds received from Vontier in the Vontier Separation. The fees associated with the prepayment were immaterial.
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
Of the $1.4 billion in principal amount from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity. On February 9, 2021, we repurchased $281 million of the Convertible Notes at fair value using the remaining cash proceeds received from Vontier in the Vontier Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during the three month period ended April 2, 2021 of $10.5 million. In addition, upon repurchase we recorded $11.6 million as a reduction to additional paid-in capital related to the equity component of the repurchased Convertible Notes.
We recognized $12.2 million in interest expense during the three month period ended April 2, 2021, of which $2.8 million was related to the contractual coupon rate of 0.875%, $1.7 million was attributable to the amortization of debt issuance costs and $7.7 million was attributable to the amortization of the discount. We recognized $13.4 million in interest expense during the three months ended March 27, 2020, of which $3.1 million related to the contractual coupon rate of 0.875%, $1.9 million was attributable to the amortization of debt issuance costs and $8.4 million was attributable to the amortization of the discount. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at April 2, 2021 was $30.5 million.
Prior to November 15, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Convertible Notes.
Other Liquidity Sources
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with the Term Loan due March 2021 that was retired in the Debt-for-Equity Exchange.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of April 2, 2021, no borrowings were outstanding under the Revolving Credit Facility.
Classification of Debt Due within the Next Twelve Months
Our Convertible Senior Notes are recorded in the Current portion of long-term debt line item in the Consolidated Condensed Balance Sheet as of April 2, 2021.
NOTE 7. SALES
We derive revenues primarily from the sale of products, software, and services. Revenue is recognized when control of promised products, software, or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products, software, or services.
Sales of products and software includes revenues from the sale of products and equipment, software product offerings, and equipment rentals.
Sales of services includes revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $67 million as of April 2, 2021 and $56 million as of December 31, 2020.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of April 2, 2021 and December 31, 2020, we had $29 million and $31 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Condensed Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial during the three month periods ended April 2, 2021 and March 27, 2020.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to PCS and extended warranty sales, where in most cases we receive up-front payment and recognize revenue over the support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.
Our contract liabilities consisted of the following ($ in millions):

	April 2, 2021	December 31, 2020
Deferred revenue - current	$397.8	$376.4
Deferred revenue - noncurrent	32.3	34.2
Total contract liabilities	$430.1	$410.6
During the three month period ended April 2, 2021, we recognized revenue related to our contract liabilities at December 31, 2020 of $123 million. The change in our contract liabilities from December 31, 2020 to April 2, 2021 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from April 2, 2021, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

April 2, 2021
Intelligent Operating Solutions	$105.2
Precision Technologies	25.4
Advanced Healthcare Solutions	1.2
Total remaining performance obligations	$131.8
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 55 percent within the next two years, approximately 85 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three month period ended April 2, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,077.2	$453.0	$393.1	$231.1
Sales of services	182.0	57.9	54.3	69.8
Total	$1,259.2	$510.9	$447.4	$300.9

Geographic:
United States	$620.8	$248.2	$219.1	$153.5
China	164.3	59.5	76.8	28.0
All other (each country individually less than 5% of total sales)	474.1	203.2	151.5	119.4
Total	$1,259.2	$510.9	$447.4	$300.9

End markets:(a)
Direct sales:
Medical	$326.8	$9.4	$35.0	$282.4
Industrial & Manufacturing	302.3	196.5	100.0	5.8
Utilities & Power	94.9	54.3	40.6	—
Government	87.9	44.8	34.4	8.7
Communication, Electronics & Semiconductor	87.8	27.5	59.6	0.7
Aerospace & Defense	55.4	—	55.4	—
Oil & Gas	63.3	60.5	2.8	—
Retail & Consumer	45.5	23.5	22.0	—
Other	124.9	56.1	68.8	—
Total direct sales	1,188.8	472.6	418.6	297.6
Distributors	70.4	38.3	28.8	3.3
Total	$1,259.2	$510.9	$447.4	$300.9

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month period ended March 27, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$945.5	$416.2	$339.9	$189.4
Sales of services	162.6	50.5	51.4	60.7
Total	$1,108.1	$466.7	$391.3	$250.1

Geographic:
United States	$605.1	$249.4	$207.4	$148.3
China	118.6	46.6	54.3	17.7
All other (each country individually less than 5% of total sales)	384.4	170.7	129.6	84.1
Total	$1,108.1	$466.7	$391.3	$250.1

End markets:(a)
Direct sales:
Medical	$269.8	$10.6	$24.9	$234.3
Industrial & Manufacturing	249.6	162.8	81.8	5.0
Utilities & Power	91.0	54.2	36.8	—
Government	79.1	38.1	33.7	7.3
Communications, Electronics & Semiconductor	63.2	26.2	36.6	0.4
Aerospace & Defense	56.1	3.3	52.8	—
Oil & Gas	58.6	54.8	3.8	—
Retail & Consumer	45.4	22.7	22.7	—
Other	119.0	57.9	61.1	—
Total direct sales	1,031.8	430.6	354.2	247.0
Distributors	76.3	36.1	37.1	3.1
Total	$1,108.1	$466.7	$391.3	$250.1

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

NOTE 8. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 12 of our 2020 Annual Report on Form 10-K.
The following sets forth the components of our net periodic costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
U.S. Pension Benefits:
Interest cost	$0.2	$0.3
Expected return on plan assets	(0.2)	(0.3)
Amortization of net loss	—	—
Net periodic pension cost	$—	$—

Non-U.S. Pension Benefits:
Service cost	$1.0	$1.1
Interest cost	0.8	1.0
Expected return on plan assets	(1.3)	(1.3)
Amortization of net loss	1.2	1.0
Amortization of prior service cost	0.1	0.1
Net periodic pension cost	$1.8	$1.9

We report all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the Consolidated Condensed Statements of Earnings. Service costs are reported in cost of sales and selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings according to the classification of the participant’s compensation.
Employer Contributions
During 2021, our cash contribution requirements for our non-U.S. and U.S. defined benefit plans for Fortive’s pension plans are expected to be approximately $12 million and $1 million, respectively. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
NOTE 9. INCOME TAXES

Our effective tax rate for the three month period ended April 2, 2021 was 5.9% as compared to 24.2% for the three month period ended March 27, 2020. The year-over-year decrease in the effective tax rate for the three month period ended April 2, 2021 as compared to the three month period ended March 27, 2020 was due primarily to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and increases in certain federal tax benefits, as well as tax costs incurred during the three month period ended March 27, 2020 associated with the repatriation of a portion of our previously reinvested earnings outside of the United States.
Our effective tax rate for both periods in 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, and the impact of credits and deductions provided by law. Specific to 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange. Specific to 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to the repatriation of a portion of our previously reinvested earnings outside of the United States.

NOTE 10. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards, and performance stock awards (collectively, “Stock Awards”), stock options, or any other stock-based award. As of April 2, 2021, approximately 19 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2020 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Stock Awards:
Pretax compensation expense	$10.5	$8.1
Income tax benefit	(1.9)	(1.4)
Stock Award expense, net of income taxes	8.6	6.7
Stock options:
Pretax compensation expense	6.1	4.7
Income tax benefit	(1.2)	(0.7)
Stock option expense, net of income taxes	4.9	4.0
Total stock-based compensation:
Pretax compensation expense	16.6	12.8
Income tax benefit	(3.1)	(2.1)
Total stock-based compensation expense, net of income taxes	$13.5	$10.7
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of April 2, 2021. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$105.0
Stock options	67.7
Total unrecognized compensation cost	$172.7

NOTE 11. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively, in our 2020 Annual Report on Form 10-K.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2020	$24.9
Accruals for warranties issued during the period	5.3
Settlements made	(3.7)
Additions due to acquisitions	—
Effect of foreign currency translation	(0.1)
Balance, April 2, 2021	$26.4

Leases
Operating lease cost was $15 million and $16 million for the three month periods ended April 2, 2021 and March 27, 2020, respectively. During the three-month periods ended April 2, 2021 and March 27, 2020, cash paid for operating leases included in operating cash flows was $16 million and $14 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $9 million and $7 million during the three month periods ended April 2, 2021 and March 27, 2020, respectively.
As of April 2, 2021, we had entered into operating leases for which the lease had not yet commenced. These operating leases will commence in 2021 with lease terms between 1 and 3 years and have aggregate fixed payments of the non-cancelable lease terms of $1 million.
NOTE 12. NET EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were 0.1 million anti-dilutive options excluded from the diluted EPS calculation for the three month period ended April 2, 2021 and 5.7 million of anti-dilutive options excluded from the diluted EPS calculation for the three month period ended March 27, 2020.
As described in Note 6, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three month periods ended April 2, 2021 and March 27, 2020.
The impact of our Mandatory Convertible Preferred Stock (“MCPS”) calculated under the if-converted method was anti-dilutive for the three month period ended April 2, 2021, and 20.0 million shares were excluded from the diluted EPS calculation. The impact of our MCPS calculated under the if-converted method was anti-dilutive for the three month period ended March 27, 2020, and 18.4 million shares were excluded from the diluted EPS calculation.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 2, 2021	March 27, 2020
Numerator
Net earnings from continuing operations	$111.7	$54.8
Mandatory convertible preferred stock cumulative dividends	(17.3)	(17.3)
Net earnings attributable to common stockholders from continuing operations	$94.4	$37.5

Denominator
Weighted average common shares outstanding used in basic earnings per share	338.6	336.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.1	3.2
Weighted average common shares outstanding used in diluted earnings per share	341.7	340.0

Net earnings from continuing operations per common share - Basic	$0.28	$0.11
Net earnings from continuing operations per common share - Diluted	$0.28	$0.11

We declared and paid cash dividends per common share for both periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2021, while the MCPS dividends for the first quarter of 2020 were declared and accrued as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2021:
First quarter	$0.07	$23.7	$12.50	$17.3

2020:
First quarter	$0.07	$23.5	$12.50	$17.3

* The sum of the components of total dividends paid may not equal the total amount due to rounding.

NOTE 13. SEGMENT INFORMATION
We report our results in three separate business segments consisting of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. Our chief operating decision maker assesses performance and allocates resources based on our operating segments, which are also our reportable segments. Operating profit amounts in the Other category consist of unallocated corporate costs and other costs not considered part of our evaluation of reportable segment operating performance. Our segment results are as follows ($ in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Sales:
Intelligent Operating Solutions	$510.9	$466.7
Precision Technologies	447.4	391.3
Advanced Healthcare Solutions	300.9	250.1
Total	$1,259.2	$1,108.1
Operating Profit:
Intelligent Operating Solutions	$108.1	$81.1
Precision Technologies	95.9	73.5
Advanced Healthcare Solutions	18.9	(15.8)
Other	(25.3)	(23.4)
Total Operating Profit	197.6	115.4
Interest expense, net	(27.7)	(38.6)
Loss on extinguishment of debt	(104.9)	—
Gain on investment in Vontier Corporation	57.0	—
Other non-operating expense, net	(3.3)	(4.5)
Earnings from continuing operations before income taxes	$118.7	$72.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our well-known brands hold leading positions in intelligent operating solutions, precision technologies, and advanced healthcare solutions. Our businesses design, develop, service, manufacture, and market professional and engineered products, software, and services for a variety of end markets, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries across North America, Asia Pacific, Europe, and Latin America.
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Vontier Separation”) on a pro rata basis. To effect the Vontier Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Vontier Separation (the “Retained Vontier Shares”).
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of Vontier common stock, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co.
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the three month period ended April 2, 2021.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated financial statements included in our 2020 Annual Report on Form 10-K. Our MD&A is divided into five sections:
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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:
Risk Related to Our Business Operations
•Significant uncertainty remains about how the COVID-19 pandemic may impact our global operations and the operations of our customers, suppliers, and vendors.
•Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
•Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated, or experience cyclicality.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
•Our growth depends in part on the timely development and commercialization and customer acceptance of new and enhanced products and services based on technological innovation.
•If we are unable to recruit and retain key employees, our business may be harmed.
•A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
•Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation, and financial statements.
•Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns, or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
•Our financial results are subject to fluctuations in the cost and availability of commodities or components that we use in our operations.
•If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer.

•Our reliance upon sole or limited sources of, or any delay in, supply for certain materials, components, and services could cause production interruptions, delays, and inefficiencies.
•Our restructuring actions could have long-term adverse effects on our business.
•Work stoppages, works council campaigns, and other labor disputes could adversely impact our productivity and results of operations.
•If we suffer loss to our facilities, supply chains, distribution systems, or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
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
Risk Related to our International Operations
•International economic, political, legal, compliance, and business factors could negatively affect our financial statements.
•Trade relations between China and the United States could have a material adverse effect on our business and financial statements.
•Foreign currency exchange rates may adversely affect our financial statements.
Risk Related to Our Acquisitions, Investments, and Dispositions
•Any inability to consummate acquisitions at our anticipated rate and at appropriate prices could negatively impact our growth rate and stock price.
•Our acquisition of businesses, joint ventures, and strategic relationships could negatively impact our financial statements.
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
•Our reputation, ability to do business, and financial statements may be impaired by improper conduct by any of our employees, agents, or business partners.
•Our operations, products, and services expose us to the risk of environmental, health, and safety liabilities, costs, and violations that could adversely affect our reputation and financial statements.
•Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

Risk Related to Our Tax and Accounting Matters
•Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
•We could incur significant liability if the separation and distribution of Vontier is determined to be a taxable transaction.
•Changes in U.S. generally accepted accounting principles in the United States (“GAAP”) could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
Risk Related to Our Financing Activities
•We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
•The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”).
Risk Related to Shareholder Rights
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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
ASP Acquisition
On April 1, 2019 (the “Principal Closing Date”), we acquired the Advanced Sterilization Products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”) for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018, between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution, and sale of low-temperature terminal sterilization and high-level disinfection products. Refer to Note 2 to the consolidated condensed financial statements for additional information regarding the Transaction.
Vontier Separation
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Vontier Separation”) on a pro rata basis. To effect the Vontier Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock immediately following the Vontier Separation (the “Retained Vontier Shares”).
On September 29, 2020, Vontier entered into a credit agreement with a syndicate of banks and on the Distribution Date, Vontier drew down the full $1.8 billion available under their term loan facilities. Vontier used the proceeds to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Vontier Separation and $202 million used as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We have used the Cash Consideration to repay certain outstanding indebtedness, make interest payments on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends.
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co.
Refer to Note 11 of our 2020 Annual Report on Form 10-K and Note 6 to the consolidated condensed financial statements for the description of the debt repayments made subsequent to the Distribution Date. Interest expense and extinguishment costs related to the debt retired during the first quarter of 2021 is included in our results from continuing operations for the three month period ended April 2, 2021.
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated condensed financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the three month period ended April 2, 2021.
In preparation for and executing the Vontier Separation, we incurred $26 million in Vontier stand-up and separation-related transaction costs during the three month period ended March 27, 2020, which were recorded in the Selling, general, and administrative expenses component of Earnings from discontinued operations, net of income taxes in the Consolidated Condensed Statements of Earnings. These stand-up and separation-related costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, legal, and information system functions.

In connection with the Vontier Separation, Fortive and Vontier entered into various agreements to effect the Vontier Separation and provide a framework for Vontier’s relationship with Fortive after the Vontier Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a stockholder’s and registration rights agreement (the “Agreements”). These Agreements govern the Vontier Separation between Fortive and Vontier of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after the Vontier Separation and also govern certain relationships between Fortive and Vontier after the Vontier Separation. The impact of these services on our consolidated condensed financial statements was immaterial.
Segment Presentation
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of and allocate resources to our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. All prior period segment information has been restated to reflect our new reportable segments.
Non-GAAP Measures
In this report, references to sales from existing businesses refers to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired businesses and (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition and the effect of purchase accounting adjustments, less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Business Performance and Outlook
Business Performance
A novel strain of coronavirus was declared a pandemic by the World Health Organization in March of 2020 (“COVID-19”). This outbreak surfaced in nearly all regions around the world in 2020, resulting in governments implementing strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter in place,” and “stay at home” orders, travel restrictions, school and commercial facility closures, re-opening restrictions, among others (collectively “virus control measures”). These virus control measures have led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, which caused significant disruption in the financial markets both globally and in the United States beginning in the first quarter of 2020, with the most notable impacts realized during the second quarter of 2020, and sequential improvement each quarter thereafter.
During the three month period ended April 2, 2021, overall global economic conditions have continued to improve as the distribution and administration of vaccinations in developed countries has led to easing of virus control measures and increased demand for our products and services. For the three month period ended April 2, 2021, aggregate year-over-year sales increased 13.6% driven by increased demand from our existing businesses, incremental sales from our recently acquired businesses, and changes in foreign currency exchange rates. Sales from existing businesses increased 9.1% during the three month period ended

April 2, 2021 as compared to the comparable period of 2020 reflecting positive, broad-based momentum and focused execution across our portfolio.
Geographically, year-over-year sales from existing businesses for the three month period ended April 2, 2021 increased at a mid-single digit rate for developed markets and at a rate in the high-teens in high-growth markets as we experienced growth in all geographies, led by more than 20% growth in Asia, which was largely driven by China, low-double digit rate growth in Europe, and low-single digit rate growth in North America.
COVID-19 impacted our businesses and operating results during the three month period ended March 27, 2020 more severely within certain geographies, most notably Asia, as virus control measures were deployed in that region in advance of the United States and Europe. Overall demand during the three month period ended March 27, 2020 was directly impacted with reduced year-over-year demand from customers operating in nonessential end-markets and impacted indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end markets. As such, the year-over-year comparisons for the three month period ended April 2, 2021 reflect the detrimental impacts of COVID-19 on our first quarter of 2020 results.
Outlook
Our results in the first quarter of 2021 indicate positive, broad-based momentum across our portfolio. Given the diverse nature of our businesses and the end-markets they serve, we believe certain of our businesses will continue recovering from the COVID-19 impacts in the second quarter of 2021, while we believe others will continue being relatively more sensitive, with varied rates of continued recovery as virus control measures ease. The businesses we believe will continue being relatively more resilient include our businesses with a greater proportion of recurring revenue, including our software as a service (“SAAS”) businesses that provide critical workflow solutions to their customers, certain healthcare businesses, and those with longer business cycles with strong backlogs. We believe our businesses that are more dependent on short-cycle industrial demand and production dynamics will continue sequentially recovering and experiencing strong demand; however, our future results may be impacted by the length, severity, and recurrence of virus control measures and the continued availability of antiviral medications and distribution and administration of vaccinations. We will continue deploying the Fortive Business System to help drive near-term performance and execute against our longer-term strategic initiatives. As such, we expect year-over-year global demand for our products and services to increase between 20% and 23% in the second quarter of 2021, reflecting both the continued momentum of our portfolio and the detrimental impacts of COVID-19 on our second quarter of 2020 results. For the year ending December 31, 2021, we expect demand to increase between 10% and 13%.
Despite widespread supply chain and logistics issues with port congestion and raw material and component shortages affecting multiple industries, we have successfully implemented solutions to support our near-term operations and have not experienced significant production material shortages, supply chain constraints, or distribution limitations materially impacting our operating results as of the filing date of this Report. We are continuing to evaluate and monitor the condition of our supply chain and the flow of raw materials in light of anticipated semiconductor industry shortages in future quarters and continued port congestion.
We continue to closely monitor the health of our employees and implement safety protocols at our facilities to help ensure their health and safety. In addition, we are continuing to monitor our suppliers and customers and their ability to maintain production capacity and meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.
COVID-19 created uncertainty in the financial markets in 2020, but as of the filing date of this Report, we have not experienced a significant impact on our financial position and liquidity. We continue to monitor the financial markets and general global economic conditions and if changes in financial markets or other areas of the economy adversely affect our access to the capital markets, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. Refer to the “Liquidity and Capital Resources” section for additional discussion.
Additionally, we are evaluating the impacts of the American Rescue Plan Act of 2021 on our business and the potential impacts of various investment and taxation policy initiatives in the United States and by the Organisation for Economic Co-operation and Development (“OECD”). As of the filing date of this Report, we are unable to quantify the anticipated impacts on our financial results for the year ending December 31, 2021, if any, and for future periods. We will continue monitoring these developments.

While we expect the positive, broad-based momentum across our portfolio to continue in the second quarter of 2021, we will continue deploying and applying the Fortive Business System to actively manage our supply chain and drive operating efficiencies, and continue collaborating with our customers and suppliers to minimize potential disruptions related to changes in economic conditions from the COVID-19 pandemic as well as any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, and relations between the U.S. and China, and the anticipated semiconductor component supply chain shortages. Additionally, we will continue actively managing our working capital with a focus on maximizing cash flows and cost efficiency and assessing market conditions and taking actions we deem necessary to appropriately position our businesses in light of the economic environment and geopolitical uncertainties.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three month period ended April 2, 2021 as compared to the comparable periods of 2020:
Components of Sales Growth

% Change Three Months Ended April 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	13.6%
Existing businesses (Non-GAAP)	9.1%
Acquisitions (Non-GAAP)	1.9%
Currency exchange rates (Non-GAAP)	2.6%
Operating Profit Margins
Operating profit margin was 15.7% for the three month period ended April 2, 2021, an increase of 530 basis points as compared to 10.4% in the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses and price increases, and to a lesser extent, lower year-over-year material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by an unfavorable sales mix — favorable 240 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended April 2, 2021 than those recognized in the comparable period in 2020 — favorable 70 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the three month period ended April 2, 2021 than those recognized in the comparable period in 2020 — favorable 130 basis points
•The year-over-year effect of amortization from existing businesses — favorable 90 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Intelligent Operating Solutions	$510.9	$466.7
Precision Technologies	447.4	391.3
Advanced Healthcare Solutions	300.9	250.1
Total	$1,259.2	$1,108.1

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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Sales	$510.9	$466.7
Operating profit	108.1	81.1
Depreciation	6.6	10.1
Amortization	37.9	38.1
Operating profit as a % of sales	21.2%	17.4%
Depreciation as a % of sales	1.3%	2.2%
Amortization as a % of sales	7.4%	8.2%
Components of Sales Growth

% Change Three Months Ended April 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	9.5%
Existing businesses (Non-GAAP)	5.5%
Acquisitions (Non-GAAP)	1.1%
Currency exchange rates (Non-GAAP)	2.9%
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions increased 5.5% during the three month period ended April 2, 2021 as compared to the comparable period of 2020. The results during the three month period ended April 2, 2021 were driven by broad-based increases in demand, particularly from our industrial channel partners and critical workflow, safety, facilities, and maintenance SAAS product offerings, which were partially offset by declines in demand for portable gas detection instruments and a decline in demand for our industrial imaging products, as demand for those products was accelerated during the comparable period in 2020 for COVID-19 monitoring.
Geographically, demand from existing businesses in our Intelligent Operating Solutions segment increased in both developed and high growth markets during the three month period ended April 2, 2021 driven by growth in Asia, led by China, Europe, and Latin America. Year-over-year, demand from existing businesses in North America was relatively flat, but reflects sequential improvement from the fourth quarter of 2020.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 1.1% to sales growth during the three month period ended April 2, 2021 as compared to the comparable period of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 380 basis points during the three month period ended April 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses and price increases, and to a lesser extent, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and changes in foreign currency exchange rates — favorable 230 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended April 2, 2021 than those recognized in the comparable period in 2020 — favorable 80 basis points
•The year-over-year effect of amortization from existing businesses — favorable 70 basis points

PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Sales	$447.4	$391.3
Operating profit	95.9	73.5
Depreciation	6.3	6.8
Amortization	4.3	4.5
Operating profit as a % of sales	21.4%	18.8%
Depreciation as a % of sales	1.4%	1.7%
Amortization as a % of sales	1.0%	1.2%
Components of Sales Growth

% Change Three Months Ended April 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	14.3%
Existing businesses (Non-GAAP)	12.1%
Acquisitions (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	2.2%
Year-over-year sales of products and services from existing businesses of Precision Technologies increased 12.1% during the three month period ended April 2, 2021 as compared to the comparable period of 2020. The year-over-year results were largely driven by broad-based demand for test and measurement instruments and sensing technologies in the industrial and semiconductor end markets, increased demand in the medical end market in critical environments air quality solutions, and to a lesser extent, increased demand for and shipments of energetic materials.
Geographically, demand from existing businesses in our Precision Technologies segment increased on a year-over-year basis in both developed and high-growth markets, as demand increased in all major geographies led by Asia, driven by strong growth in China, North America, and Western Europe.
Year-over-year price increases in our Precision Technologies segment contributed 0.9% to sales growth during the three month period ended April 2, 2021 as compared to the comparable period of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 260 basis points during the three month period ended April 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, and to a lesser extent, price increases, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by an unfavorable sales mix and unfavorable foreign currency exchange rates — favorable 250 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
ADVANCED HEALTHCARE SOLUTIONS
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

Advanced Healthcare Solutions Financial Data

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Sales	$300.9	$250.1
Operating profit	18.9	(15.8)
Depreciation	5.5	2.7
Amortization	35.3	35.6
Operating profit as a % of sales	6.3%	(6.3)%
Depreciation as a % of sales	1.8%	1.1%
Amortization as a % of sales	11.7%	14.2%
Components of Sales Growth

% Change Three Months Ended April 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	20.3%
Existing businesses (Non-GAAP)	10.9%
Acquisitions (Non-GAAP)	7.1%
Currency exchange rates (Non-GAAP)	2.3%
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 10.9% during three month period ended April 2, 2021 driven by increased demand for sterilization capital equipment, cell therapy equipment design and manufacturing, radiation safety monitoring, and surgical instrument tracking SAAS products. Year-over-year demand for consumables from our ASP business was relatively flat as increased demand for consumables related to growth of our capital installed base was mostly offset by declines in demand from lower than normal elective surgical procedure volumes. Several of our Advanced Healthcare Solutions businesses are impacted by elective surgical procedure volumes which decreased from pre-COVID-19 levels at a high-single digit rate across most major geographic markets during the first quarter of 2021. We expect surgical procedure volumes to sequentially improve throughout 2021 as COVID-19 patient hospitalizations decline, virus control measures ease, and elective surgical procedure volumes start returning to normal levels.
Geographically, demand from existing businesses in our Advanced Healthcare Solutions segment increased in both developed and high-growth markets, as growth in Asia, led by China, Western Europe, North America, and Japan more than offset declines in Latin America.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 0.7% to sales growth during the three month period ended April 2, 2021 as compared to the comparable period of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 1,260 basis points during the three month period ended April 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, and to a lesser extent, price increases, lower year-over-year material costs, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by an unfavorable sales mix — favorable 230 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended April 2, 2021 than those recognized in the comparable period in 2020 — favorable 190 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the three month period ended April 2, 2021 than those recognized in the comparable period in 2020 — favorable 610 basis points
•The year-over-year effect of amortization from existing businesses — favorable 230 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Sales	$1,259.2	$1,108.1
Cost of sales	(547.3)	(496.1)
Gross profit	$711.9	$612.0
Gross profit margin	56.5%	55.2%
The year-over-year increase in cost of sales during the three month period ended April 2, 2021, as compared to the comparable period in 2020, is due primarily to higher year-over-year sales volumes from existing businesses and incremental expenses from our recently acquired businesses, partially offset by lower year-over-year material costs and cost savings associated with restructuring and productivity improvement initiatives. Year-over-year changes in currency exchange rates increased cost of sales during the three month period ended April 2, 2021.
The year-over-year increase in gross profit and gross profit margin for the three month period ended April 2, 2021, as compared to the comparable period in 2020, is due primarily to higher year-over-year sales volumes, the favorable impacts of pricing improvements from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions, partially offset by an unfavorable sales mix and changes in foreign currency exchange rates.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Sales	$1,259.2	$1,108.1
Selling, general and administrative (“SG&A”) expenses	428.1	415.8
Research and development (“R&D”) expenses	86.2	80.8
SG&A as a % of sales	34.0%	37.5%
R&D as a % of sales	6.8%	7.3%
SG&A expenses increased during the three months ended April 2, 2021 as compared to the comparable period of 2020 primarily due to incremental expenses from our recently acquired businesses, continued investments in our sales and marketing growth initiatives, and changes in foreign currency exchange rates that were partially offset by lower year-over-year costs associated with the integration of the ASP business and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives.
On a year-over-year basis, SG&A expenses as a percentage of sales decreased 350 basis points during the three month period ended April 2, 2021 primarily due to demand for our products and services which grew at a faster rate than our fixed costs. Additionally, lower year-over-year costs associated with the integration of the ASP business and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives reduced SG&A expenses as a percentage of sales.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three months ended April 2, 2021 as compared to the comparable periods of 2020 primarily due to targeted investments in key growth initiatives and innovation. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three month period ended April 2, 2021 reflecting demand for our products and services that grew at a faster rate than our investments in key growth initiatives and innovations.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 6 to the consolidated condensed financial statements.
Net interest expense for the three month period ended April 2, 2021 was $28 million compared to $39 million for the three month period ended March 27, 2020. The year-over-year decrease in interest expense was due to lower year-over-year average debt balances.

INCOME TAXES
Our effective tax rate for the three month period ended April 2, 2021 was 5.9% as compared to 24.2% for the three month period ended March 27, 2020. The year-over-year decrease in the effective tax rate for the three month period ended April 2, 2021 as compared to the three month period ended March 27, 2020 was due primarily to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and increases in certain federal tax benefits, as well as tax costs incurred during the three month period ended March 27, 2020 associated with the repatriation of a portion of our previously reinvested earnings outside of the United States.
Our effective tax rate for both periods in 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, and the impact of credits and deductions provided by law. Specific to 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange. Specific to 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to the repatriation of a portion of our previously reinvested earnings outside of the United States.
COMPREHENSIVE INCOME
Comprehensive income increased by $172 million during the three month period ended April 2, 2021 as compared to the comparable period in 2020 due primarily to favorable changes in foreign currency translation adjustments of $102 million and net earnings that were higher by $68 million.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of access to bank loans, commercial paper, capital markets, and our revolving credit facility will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with a 364-day delayed-draw term loan due March 22, 2021 (the “Term Loan due March 2021”) that was subsequently retired in the Debt-for-Equity Exchange. As of April 2, 2021, we had no borrowings outstanding under our commercial paper program.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of April 2, 2021, no borrowings were outstanding under the Revolving Credit Facility.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs when we have outstanding borrowings. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, and repay any outstanding commercial paper as it matures.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the three month period ended April 2, 2021:

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Total operating cash provided by continuing operations	$152.0	$121.7

Payments for additions to property, plant and equipment	$(8.4)	$(26.2)
Cash paid for acquisitions, net of cash received	(0.2)	(1.1)
Total investing cash used in continuing operations	$(8.6)	$(27.3)

Net repayments of commercial paper borrowings	$—	$(382.8)
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $1 million in 2020	—	373.8
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(250.0)
Payment of common stock cash dividend to shareholders	(23.7)	(23.5)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(17.3)	—
All other financing activities	(2.8)	0.3
Total financing cash used in continuing operations	$(654.9)	$(282.2)
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $152 million during the first three months of 2021, an increase of $30 million, or approximately 25%, as compared to the comparable period of 2020. The year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings for the first three months of 2021 as compared to the comparable period in 2020. Net earnings for the three month period ended April 2, 2021 were impacted by a year-over-year increase in operating profit of $82 million, a decrease in net interest expense of $11 million associated with the repayment of debt, and a gain on the Retained Vontier Shares of $57 million that was partially offset by the loss on extinguishment of debt of $105 million. The gain on the Retained Vontier Shares and loss on the extinguishment of debt are non-cash items that impact net earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable used $44 million of cash during the first three months of 2021 as compared to providing $14 million in the comparable period of 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $77 million of cash during the first three months of 2021 as compared to using $58 million of cash in the comparable period of 2020. The year over year change was largely driven by various compensation and benefit payments.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations decreased $19 million during the three month period ended April 2, 2021 as compared to the comparable period of 2020, due to year-over-year decreases in capital expenditures of $18 million largely due to higher spending in the comparable period in 2020 related to the integration of the ASP business.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ending December 31, 2021, we expect capital spending to be in a range between approximately $75 million and $85 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders.
Financing activities from continuing operations used cash of $655 million during the three month period ended April 2, 2021, reflecting the following transactions:
•On January 21, 2021, we repaid the remaining $316.8 million outstanding of the Delayed-Draw Term Loan Due 2020 using the cash proceeds received from Vontier in the Vontier Separation.
•On February 9, 2021, we repurchased $281 million of the 0.875% Convertible Senior Notes due 2022 using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during the three months ended April 2, 2021 of $10.5 million.
In the comparable 2020 period, financing activities from continuing operations used $282 million of cash, reflecting borrowings from our Term Loan due March 2021, which were more than offset by repayments of commercial paper of $383 million and $250 million of our 2020 Term Loan.
On January 19, 2021, we completed the non-cash Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the three month period ended April 2, 2021.
Refer to Note 6 to the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
Aggregate cash payments for preferred and common stock dividends paid to shareholders during the three month period ended April 2, 2021 were $41 million and are recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
On April 8, 2021, we declared a regular quarterly cash dividend of $0.07 per share payable on June 25, 2021 to common stockholders of record on May 28, 2021 and the final regular quarterly cash dividend of $12.50 per share on our MCPS payable on July 1, 2021 to preferred stockholders of record on June 15, 2021.
Cash and Cash Requirements
As of April 2, 2021, we held approximately $1.3 billion of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less that yielded insignificant interest income during the three month period ended April 2, 2021. Approximately 50% of the $1.3 billion of cash and equivalents we held as of April 2, 2021 was held outside of the United States.
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

As of April 2, 2021, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three month period ended April 2, 2021 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2020 Annual Report on Form 10-K. There were no material changes during the three month period ended April 2, 2021 to the information reported in our 2020 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2020 Annual Report on Form 10-K. There were no material changes during the quarter ended April 2, 2021 to the risk factors reported in the “Risk Factors” section of our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fiscal quarter ended April 2, 2021, we acquired the following shares of the Company’s common stock in settlement of the withholding obligations pertaining to vesting of our Restricted Stock Awards (“RSAs”):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 28	29,983	$67.53	N/A	N/A
March 1 - April 2	—	—	N/A	N/A
Total	29,983	$67.53	N/A	N/A

(1) In connection with the vesting of RSAs previously granted to the respective employees of the Company and in accordance with the terms of the Company’s 2016 Stock Incentive Plan, the Company withheld 29,983 shares of the Company’s common stock based on the corresponding closing price to offset tax withholding obligations that arose upon vesting of the RSAs.

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

10.1	Form of Fortive Corporation Performance Stock Unit Agreement*

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in Inline XBRL and contained in Exhibit 101
*    Indicates management contract or compensatory plan, contract or arrangement.
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of April 2, 2021 and December 31, 2020, (ii) Consolidated Condensed Statements of Earnings for the three month periods ended April 2, 2021 and March 27, 2020, (iii) Consolidated Condensed Statements of Comprehensive Income for the three month periods ended April 2, 2021 and March 27, 2020, (iv) Consolidated Condensed Statement of Changes in Equity for the three month periods ended April 2, 2021 and March 27, 2020, (v) Consolidated Condensed Statements of Cash Flows for the three month periods ended April 2, 2021 and March 27, 2020, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 29, 2021	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 29, 2021	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer