Form 10-Q
period 2021-07-02
Fortive Corp
filed 2021-07-29
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2021

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-37654
 ________________________________________________
Fortive Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	47-5654583
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6920 Seaway Blvd
Everett,	WA	98203

(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (425) 446-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	FTV	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 27, 2021 was 358,390,903.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	July 2, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,565.8	$1,824.8
Accounts receivable, net	817.9	810.3
Inventories:
Finished goods	235.5	227.9
Work in process	80.2	75.2
Raw materials	172.3	152.4
Inventories	488.0	455.5
Prepaid expenses and other current assets	214.7	206.7
Investment in Vontier Corporation	—	1,119.2
Current assets, discontinued operations	—	30.4
Total current assets	3,086.4	4,446.9
Property, plant and equipment, net of accumulated depreciation of $696.2 and $674.5 at July 2, 2021 and December 31, 2020, respectively	400.0	422.0
Operating lease right-of-use assets	180.1	188.7
Other assets	348.0	344.1
Goodwill	7,347.3	7,359.2
Other intangible assets, net	3,133.7	3,290.6
Total assets	$14,495.5	$16,051.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,134.6	$1,399.8
Trade accounts payable	489.4	480.8
Current operating lease liabilities	44.2	47.0
Accrued expenses and other current liabilities	900.0	899.9
Current liabilities, discontinued operations	1.5	33.3
Total current liabilities	2,569.7	2,860.8
Operating lease liabilities	145.7	154.3
Other long-term liabilities	1,128.6	1,233.4
Long-term debt	1,441.8	2,830.3
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized at July 2, 2021 and December 31, 2020; 5.0% Mandatory convertible preferred stock, series A, 0.0 million and 1.4 million shares designated, issued and outstanding at July 2, 2021 and December 31, 2020, respectively	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 359.7 and 339.0 million issued; 358.4 and 337.9 million outstanding at July 2, 2021 and December 31, 2020, respectively	3.6	3.4
Additional paid-in capital	3,602.1	3,554.5
Retained earnings	5,756.6	5,547.4
Accumulated other comprehensive income (loss)	(157.3)	(141.1)
Total Fortive stockholders’ equity	9,205.0	8,964.2
Noncontrolling interests	4.7	8.5
Total stockholders’ equity	9,209.7	8,972.7
Total liabilities and equity	$14,495.5	$16,051.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales of products and software	$1,136.0	$887.0	$2,213.2	$1,832.5
Sales of services	183.7	154.6	365.7	317.2
Total sales	1,319.7	1,041.6	2,578.9	2,149.7
Cost of product and software sales	(464.0)	(375.9)	(908.3)	(776.2)
Cost of service sales	(100.2)	(82.9)	(203.2)	(178.7)
Total cost of sales	(564.2)	(458.8)	(1,111.5)	(954.9)
Gross profit	755.5	582.8	1,467.4	1,194.8
Operating costs:
Selling, general and administrative expenses	(456.4)	(402.8)	(884.5)	(818.6)
Research and development expenses	(87.8)	(77.4)	(174.0)	(158.2)
Operating profit	211.3	102.6	408.9	218.0
Non-operating income (expense), net:
Interest expense, net	(25.2)	(36.2)	(52.9)	(74.8)
Loss on extinguishment of debt	—	—	(104.9)	—
Gain on investment in Vontier Corporation	—	—	57.0	—
Gain on litigation dismissal	26.0	—	26.0	—
Other non-operating expense, net	(4.6)	5.6	(7.9)	1.1
Earnings from continuing operations before income taxes	207.5	72.0	326.2	144.3
Income taxes	(25.5)	(12.2)	(32.5)	(29.7)
Net earnings from continuing operations	182.0	59.8	293.7	114.6
Earnings (loss) from discontinued operations, net of income taxes	(1.1)	70.2	(2.6)	57.3
Net earnings	180.9	130.0	291.1	171.9
Mandatory convertible preferred dividends	(17.2)	(17.2)	(34.5)	(34.5)
Net earnings attributable to common stockholders	$163.7	$112.8	$256.6	$137.4

Net earnings per common share from continuing operations:
Basic	$0.49	$0.13	$0.76	$0.24
Diluted	$0.48	$0.13	$0.76	$0.24
Net earnings (loss) per share from discontinued operations:
Basic	$—	$0.21	$(0.01)	$0.17
Diluted	$—	$0.21	$(0.01)	$0.17
Net earnings per share:
Basic	$0.48	$0.33	$0.76	$0.41
Diluted	$0.48	$0.33	$0.75	$0.40
Average common stock and common equivalent shares outstanding:
Basic	339.4	337.3	339.0	337.1
Diluted	342.4	339.7	342.1	339.9
The sum of net earnings per share amounts may not add due to rounding.
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net earnings	$180.9	$130.0	$291.1	$171.9
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	16.6	36.0	(18.1)	(100.3)
Pension adjustments	0.9	1.0	1.9	—
Total other comprehensive income (loss), net of income taxes	17.5	37.0	(16.2)	(100.3)
Comprehensive income	$198.4	$167.0	$274.9	$71.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	339.0	$3.4	1.4	$—	$3,554.5	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	110.2
Dividends to common shareholders	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(33.7)	—
Common stock-based award activity	(0.5)	—	—	—	(2.3)	—	—	—
Early extinguishment of 0.875% senior convertible notes due 2022	—	—	—	—	11.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.8)
Balance, April 2, 2021	338.5	$3.4	1.4	$—	$3,563.8	$5,616.6	$(174.8)	$7.7
Net earnings for the period	—	—	—	—	—	180.9
Dividends to common shareholders	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	17.5	—
Common stock-based award activity	0.5	—	—	—	35.3	—	—	—
Conversion of Mandatory convertible preferred stock to common stock	19.4	0.2	(1.4)	—	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	3.0	—	—	(3.0)
Balance, July 2, 2021	358.4	$3.6	—	$—	$3,602.1	$5,756.6	$(157.3)	$4.7

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

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 2, 2021	June 26, 2020
Cash flows from operating activities:
Net earnings from continuing operations	$293.7	$114.6
Noncash items:
Amortization	155.0	155.6
Depreciation	37.7	42.3
Stock-based compensation expense	36.8	29.7
Loss on extinguishment of debt	104.2	—
Gain on investment in Vontier Corporation	(57.0)	—
Gain on litigation dismissal	(26.0)	—
Change in trade accounts receivable, net	(11.8)	133.4
Change in inventories	(24.0)	(26.0)
Change in trade accounts payable	9.1	3.4
Change in prepaid expenses and other assets	(21.4)	30.5
Change in accrued expenses and other liabilities	(53.3)	(52.7)
Total operating cash provided by continuing operations	443.0	430.8
Total operating cash provided by (used in) discontinued operations	(18.7)	239.5
Net cash provided by operating activities	424.3	670.3
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(17.1)	(45.5)
Cash paid for acquisitions, net of cash received	0.9	(1.8)
All other investing activities	1.1	5.2
Total investing cash used in continuing operations	(15.1)	(42.1)
Total investing cash used in discontinued operations	—	(23.2)
Net cash used in investing activities	(15.1)	(65.3)
Cash flows from financing activities:
Net repayments of commercial paper borrowings	—	(1,141.9)
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $1 million in 2020	—	741.7
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(250.0)
Payment of common stock cash dividend to shareholders	(47.4)	(47.1)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(17.3)
All other financing activities	25.2	(10.0)
Total financing cash used in continuing operations	(667.8)	(724.6)
Total financing cash used in discontinued operations	—	(3.9)
Net cash used in financing activities	(667.8)	(728.5)
Effect of exchange rate changes on cash and equivalents	(0.4)	(18.7)
Net change in cash and equivalents	(259.0)	(142.2)
Beginning balance of cash and equivalents	1,824.8	1,205.2
Ending balance of cash and equivalents	$1,565.8	$1,063.0
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of July 2, 2021 and December 31, 2020, our results of operations for the three and six month periods ended July 2, 2021 and June 26, 2020, and cash flows for the six month periods ended July 2, 2021 and June 26, 2020. Reclassification of certain prior year amounts have been made to conform to current year presentation.
Vontier Separation and Discontinued Operations
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Vontier Separation”) on a pro rata basis. To effect the Vontier Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock outstanding immediately following the Vontier Separation (the “Retained Vontier Shares”).
On the Distribution Date, Vontier paid the Company $1.8 billion, including $1.6 billion as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Vontier Separation and $202 million as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We have used the Cash Consideration to repay certain outstanding indebtedness, make interest payments on certain debt instruments, and pay certain of the Company’s regular, quarterly cash dividends.
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
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the six month period ended July 2, 2021.
Segment Presentation
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of, and allocate resources to, our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. All prior period segment information has been restated to reflect our new reportable segments.
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We designated our ¥13.8 billion senior unsecured term facility loan and our Euro-denominated commercial paper outstanding during the six month period ended June 26, 2020 as net investment hedges of our investment in certain foreign operations; we exited our Euro-denominated commercial paper positions during the second quarter of 2020 and repaid our ¥13.8 billion senior unsecured term facility loan during the fourth quarter of 2020. As of July 2, 2021 and December 31, 2020, we had no designated net investment hedges.
During the three and six month periods ended June 26, 2020, we recognized foreign currency transaction gains of $3.1 million and $4.0 million, respectively, on the debt that were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six month periods ended June 26, 2020.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Three Months Ended July 2, 2021:
Balance, April 2, 2021	$(88.7)	$(86.1)		$(174.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	16.6	—		16.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	1.2	(b)	1.2
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	16.6	0.9		17.5
Balance, July 2, 2021	$(72.1)	$(85.2)		$(157.3)

For the Three Months Ended June 26, 2020:
Balance, March 27, 2020	$(115.1)	$(78.5)		$(193.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	36.0	—		36.0
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	1.2	(b)	1.2
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	36.0	1.0		37.0
Balance, June 26, 2020	$(79.1)	$(77.5)		$(156.6)

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Six Months Ended July 2, 2021:
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(18.1)	—		(18.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	2.5	(b)	2.5
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.9		1.9
Net current period other comprehensive income (loss)	(18.1)	1.9		(16.2)
Balance, July 2, 2021	$(72.1)	$(85.2)		$(157.3)

For the Six Months Ended June 26, 2020:
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(100.3)	—		(100.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	—		—
Income tax impact	—	—		—
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—		—
Net current period other comprehensive income (loss)	(100.3)	—		(100.3)
Balance, June 26, 2020	$(79.1)	$(77.5)		$(156.6)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 8 for additional details).
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

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of July 2, 2021 ($ in millions):

Balance, December 31, 2020	$42.5
Provision	0.1
Write-offs	(4.3)
FX and Other	0.1
Balance, July 2, 2021	$38.4
The allowance for unbilled receivables was immaterial for all periods presented.
Recently Issued Accounting Standard
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity

(Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. We may adopt this standard using either a modified retrospective or a fully retrospective method of transition. This standard is effective for us beginning January 1, 2022. We are currently evaluating the impact of this standard on our financial statements and the method of adoption.
NOTE 2. ACQUISITIONS
For a description of our material acquisition activity, refer to Note 3 of our 2020 Annual Report on Form 10-K.
We continually evaluate potential mergers, acquisitions, and divestitures that align with our strategy and expedite the evolution of our portfolio of businesses into new and attractive markets. We have completed a number of acquisitions that have been accounted for as purchases and resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors, including the complementary fit, acceleration of our strategy and synergies the business brings with respect to our existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complementary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings, or cash flows), and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses.
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
During the three and six month periods ended July 2, 2021, immaterial adjustments were recorded to the preliminary purchase price allocation of acquisitions that closed during 2020.
Advanced Sterilization Products
On April 1, 2019 (the “Principal Closing Date”), we acquired the advanced sterilization products business (“ASP”) of Johnson & Johnson, a New Jersey corporation (“Johnson & Johnson”), for an aggregate purchase price of $2.7 billion (the “Transaction”), subject to certain post-closing adjustments set forth in a Stock and Asset Purchase Agreement, dated effective as of June 6, 2018 (the “Purchase Agreement”), between the Company and Ethicon, Inc., a New Jersey corporation (“Ethicon”) and a wholly owned subsidiary of Johnson & Johnson. ASP engages in the research, development, manufacture, marketing, distribution, and sale of low-temperature terminal sterilization and high-level disinfection products.
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
The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of July 2, 2021 we have closed 20 Principal Countries and 38 Non-Principal Countries that, in aggregate, accounted for approximately 99% of the preliminary valuation of ASP. The remaining Non-Principal Country represents less than 1% of the preliminary valuation of ASP, or $1.0 million, which is included as a prepaid asset in Other assets in the Consolidated Condensed Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at July 2, 2021, and the majority of the provisional goodwill is tax deductible. There were no material measurement period adjustments recorded for the Non-Principal Countries during the three and six month periods ended July 2, 2021.
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

As of July 2, 2021, ASP had exited the TSAs and substantially all of the distribution agreements. ASP expects to close the remaining Non-Principal Country in 2021.
Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Since the Principal Closing Date, management has continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Condensed Balance Sheet and recorded the gain on litigation dismissal of $26 million within Non-operating income (expense), net in our Consolidated Condensed Statements of Earnings for the three and six month periods ended July 2, 2021.
Pending Acquisition of ServiceChannel
On July 8, 2021, the Company entered into a definitive agreement with Bayard Capital and Accel Partners to acquire ServiceChannel Holdings, Inc. (“ServiceChannel”). ServiceChannel is a global provider of SaaS-based multi-site facilities maintenance service solutions with an integrated service-provider network. The ServiceChannel acquisition is subject to customary closing conditions, including regulatory approvals. Upon closing of the acquisition we will pay total consideration of $1.2 billion, which includes approximately $60 million of deferred compensation consideration, and the acquisition will be financed primarily with available cash.

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
The key components of income from discontinued operations for the three and six month periods ended July 2, 2021 and June 26, 2020 were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales	$—	$533.7	$—	$1,142.9
Cost of sales	—	(302.8)	—	(648.9)
Selling, general and administrative expenses	(1.3)	(112.6)	(3.2)	(253.6)
Research and development expenses	—	(30.2)	—	(63.1)
Goodwill impairment	—	—	—	(85.3)
Interest expense and other income, net	—	(7.1)	0.1	(12.3)
Earnings before income taxes	(1.3)	81.0	(3.1)	79.7
Income taxes	0.2	(10.8)	0.5	(22.4)
Net earnings from discontinued operations	$(1.1)	$70.2	$(2.6)	$57.3

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Balance Sheets ($ in millions):

	July 2, 2021	December 31, 2020
ASSETS
Other current assets	$—	$30.4
Total assets, discontinued operations	$—	$30.4
LIABILITIES
Current liabilities:
Accrued expenses and other current liabilities	$(1.5)	$(33.3)
Total liabilities, discontinued operations	$(1.5)	$(33.3)

NOTE 4. GOODWILL
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2020	$3,268.8	$1,867.9	$2,222.5	$7,359.2
Measurement period adjustments for 2020 acquisitions	0.6	—	(3.3)	(2.7)
Foreign currency translation and other	(0.4)	(14.2)	5.4	(9.2)
Balance, July 2, 2021	$3,269.0	$1,853.7	$2,224.6	$7,347.3
We have not identified any triggering events which would have indicated a potential impairment of goodwill in the three and six month periods ended July 2, 2021.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 2, 2021
Deferred compensation liabilities	$—	$40.5	$—	$40.5
December 31, 2020
Investment in Vontier	$1,119.2	$—	$—	$1,119.2
Deferred compensation liabilities	—	34.8	—	34.8
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
On October 9, 2020, we completed the Vontier Separation and retained 19.9% of the shares of Vontier common stock outstanding immediately following the Vontier Separation. We did not retain a controlling interest in Vontier and therefore the fair value of our Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020, and subsequent fair value changes are included in our results from continuing operations for the six month period ended July 2, 2021.

On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the 364-day delayed draw term loan due March 22, 2021 (the “Term Loan due March 2021”) and (ii) $683.2 million of the delayed-draw term loan due May 30, 2021 (the “Term Loan due May 2021”). The change in fair value of the Retained Vontier Shares and the resulting gain of $57.0 million was recorded in the six month period ended July 2, 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the six month period ended July 2, 2021.
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
We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three month period ended July 2, 2021, and recorded no material impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	July 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,134.6	$1,165.2	$1,399.8	$1,400.0
Long-term debt, net of current maturities	$1,441.8	$1,638.4	$2,830.3	$3,155.5
As of July 2, 2021 and December 31, 2020, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 6. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	July 2, 2021	December 31, 2020
3.15% senior unsecured notes due 2026	$894.6	$894.1
4.30% senior unsecured notes due 2046	547.2	547.2
0.875% senior convertible notes due 2022	1,134.6	1,389.0
Term Loan due May 2021	—	1,000.0
Term Loan due March 2021	—	399.8
Long-term debt	2,576.4	4,230.1
Less: current portion of long-term debt	1,134.6	1,399.8
Long-term debt, net of current maturities	$1,441.8	$2,830.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $30 million and $57 million as of July 2, 2021 and December 31, 2020, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2020 Annual Report on Form 10-K for further details of our debt financing.
Debt-for-Equity Exchange
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the

Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the six month period ended July 2, 2021.
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
As a result of the Vontier Separation and in accordance with the anti-dilution provisions of the Convertible Notes, effective October 9, 2020, the Convertible Notes are convertible into shares of our common stock at an adjusted conversion rate of 10.9568 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $91.27 per share), subject to future adjustment upon the occurrence of certain events. The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events occur prior to the maturity date, the conversion rate will be increased for a holder that elects to convert its Convertible Notes in connection with such corporate event. Upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes.
Of the $1.4 billion in principal amount from the issuance of the Convertible Notes, $1.3 billion was classified as debt and $102.2 million was classified as equity, using an assumed effective interest rate of 3.38%. Debt issuance costs of $24.3 million were proportionately allocated to debt and equity.
On February 9, 2021, we repurchased $281 million of the Convertible Notes at fair value using the remaining cash proceeds received from Vontier in the Vontier Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during the six month period ended July 2, 2021 of $10.5 million. In addition, upon repurchase we recorded $11.6 million as a reduction to additional paid-in capital related to the equity component of the repurchased Convertible Notes.
We recognized $11.1 million and $23.3 million in interest expense during the three and six month periods ended July 2, 2021, respectively, of which $2.5 million and $5.3 million was related to the contractual coupon rate of 0.875%, $1.5 million and $3.2 million was attributable to the amortization of debt issuance costs and $7.1 million and $14.8 million was attributable to the amortization of the discount for each respective period. We recognized $13.6 million and $27.0 million in interest expense during the three and six month periods ended June 26, 2020, respectively, of which $3.2 million and $6.3 million related to the contractual coupon rate of 0.875%, $1.9 million and $3.8 million was attributable to the amortization of debt issuance costs, and $8.5 million and $16.9 million was attributable to the amortization of the discount for each respective period. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at July 2, 2021 was $18.1 million.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of July 2, 2021, no borrowings were outstanding under the Revolving Credit Facility.
Classification of Debt Due within the Next Twelve Months
Our Convertible Senior Notes are recorded in the Current portion of long-term debt line item in the Consolidated Condensed Balance Sheet as of July 2, 2021.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $70 million as of July 2, 2021 and $56 million as of December 31, 2020.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of July 2, 2021 and December 31, 2020, we had $29 million and $31 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Condensed Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial during the three and six month periods ended July 2, 2021 and June 26, 2020.
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
Our contract liabilities consisted of the following ($ in millions):

	July 2, 2021	December 31, 2020
Deferred revenue - current	$398.6	$376.4
Deferred revenue - noncurrent	30.4	34.2
Total contract liabilities	$429.0	$410.6
During the three and six month periods ended July 2, 2021, we recognized revenue related to our contract liabilities at December 31, 2020 of $65 million and $188 million, respectively. The change in our contract liabilities from December 31, 2020 to July 2, 2021 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from July 2, 2021, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.

The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

July 2, 2021
Intelligent Operating Solutions	$106.7
Precision Technologies	25.1
Advanced Healthcare Solutions	4.0
Total remaining performance obligations	$135.8
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 55 percent within the next two years, approximately 85 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three month period ended July 2, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,136.0	$478.4	$417.5	$240.1
Sales of services	183.7	63.4	54.4	65.9
Total	$1,319.7	$541.8	$471.9	$306.0

Geographic:
United States	$671.6	$276.7	$236.3	$158.6
China	163.5	53.7	81.7	28.1
All other (each country individually less than 5% of total sales)	484.6	211.4	153.9	119.3
Total	$1,319.7	$541.8	$471.9	$306.0

End markets:(a)
Direct sales:
Medical	$328.6	$8.4	$33.9	$286.3
Industrial & Manufacturing	312.1	200.7	105.4	6.0
Utilities & Power	97.8	57.2	40.6	—
Government	99.0	51.3	37.9	9.8
Communication, Electronics & Semiconductor	97.6	32.8	64.3	0.5
Aerospace & Defense	65.7	—	65.7	—
Oil & Gas	66.7	64.0	2.7	—
Retail & Consumer	44.6	18.7	25.9	—
Other	137.3	71.7	65.6	—
Total direct sales	1,249.4	504.8	442.0	302.6
Distributors	70.3	37.0	29.9	3.4
Total	$1,319.7	$541.8	$471.9	$306.0

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month period ended June 26, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$887.0	$363.9	$330.5	$192.6
Sales of services	154.6	49.1	46.8	58.7
Total	$1,041.6	$413.0	$377.3	$251.3

Geographic:
United States	$558.1	$220.2	$195.1	$142.8
China	130.9	40.6	67.2	23.1
All other (each country individually less than 5% of total sales)	352.6	152.2	115.0	85.4
Total	$1,041.6	$413.0	$377.3	$251.3

End markets:(a)
Direct sales:
Medical	$274.6	$8.9	$29.9	$235.8
Industrial & Manufacturing	241.3	158.9	76.9	5.5
Utilities & Power	77.0	43.3	33.7	—
Government	78.7	39.2	32.5	7.0
Communications, Electronics & Semiconductor	64.6	24.8	39.4	0.4
Aerospace & Defense	57.1	3.5	53.6	—
Oil & Gas	51.0	48.1	2.9	—
Retail & Consumer	38.6	21.2	17.4	—
Other	105.6	53.0	52.6	—
Total direct sales	988.5	400.9	338.9	248.7
Distributors	53.1	12.1	38.4	2.6
Total	$1,041.6	$413.0	$377.3	$251.3

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the six month period ended July 2, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,213.2	$931.4	$810.6	$471.2
Sales of services	365.7	121.3	108.7	135.7
Total	$2,578.9	$1,052.7	$919.3	$606.9

Geographic:
United States	$1,292.4	$524.9	$455.4	$312.1
China	327.8	113.2	158.5	56.1
All other (each country individually less than 5% of total sales)	958.7	414.6	305.4	238.7
Total	$2,578.9	$1,052.7	$919.3	$606.9

End markets:(a)
Direct sales:
Medical	$655.4	$17.8	$68.9	$568.7
Industrial & Manufacturing	614.4	397.2	205.4	11.8
Utilities & Power	192.7	111.5	81.2	—
Government	186.9	96.1	72.3	18.5
Communication, Electronics & Semiconductor	185.4	60.3	123.9	1.2
Aerospace & Defense	121.1	—	121.1	—
Oil & Gas	130.0	124.5	5.5	—
Retail & Consumer	90.1	42.2	47.9	—
Other	262.2	127.8	134.4	—
Total direct sales	2,438.2	977.4	860.6	600.2
Distributors	140.7	75.3	58.7	6.7
Total	$2,578.9	$1,052.7	$919.3	$606.9

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the six month period ended June 26, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,832.5	$780.1	$670.4	$382.0
Sales of services	317.2	99.6	98.2	119.4
Total	$2,149.7	$879.7	$768.6	$501.4

Geographic:
United States	$1,163.2	$469.6	$402.5	$291.1
China	249.5	87.2	121.5	40.8
All other (each country individually less than 5% of total sales)	737.0	322.9	244.6	169.5
Total	$2,149.7	$879.7	$768.6	$501.4

End markets:(a)
Direct sales:
Medical	$544.4	$19.5	$54.8	$470.1
Industrial & Manufacturing	490.9	321.7	158.7	10.5
Utilities & Power	168.0	97.5	70.5	—
Government	157.8	77.3	66.2	14.3
Communications, Electronics & Semiconductor	127.8	51.0	76.0	0.8
Aerospace & Defense	113.2	6.8	106.4	—
Oil & Gas	109.6	102.9	6.7	—
Retail & Consumer	84.0	43.9	40.1	—
Other	224.6	110.9	113.7	—
Total direct sales	2,020.3	831.5	693.1	495.7
Distributors	129.4	48.2	75.5	5.7
Total	$2,149.7	$879.7	$768.6	$501.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

NOTE 8. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 12 of our 2020 Annual Report on Form 10-K.
The following sets forth the components of our net periodic costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
U.S. Pension Benefits:
Interest cost	$0.2	$0.3	$0.4	$0.6
Expected return on plan assets	(0.2)	(0.3)	(0.4)	(0.6)
Net periodic pension cost	$—	$—	$—	$—

Non-U.S. Pension Benefits:
Service cost	$1.0	$1.1	$2.0	$2.2
Interest cost	0.8	1.0	1.6	2.0
Expected return on plan assets	(1.3)	(1.3)	(2.6)	(2.6)
Amortization of net loss	1.0	1.0	2.2	2.0
Amortization of prior service cost	0.1	0.1	0.2	0.2
Net periodic pension cost	$1.6	$1.9	$3.4	$3.8

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
NOTE 9. INCOME TAXES

Our effective tax rate for the three and six month periods ended July 2, 2021 was 12.3% and 10.0% as compared to 16.9% and 20.6%, respectively, for the three and six month periods ended June 26, 2020. The year-over-year decrease in the effective tax rate for the three month period ended July 2, 2021 as compared to the three month period ended June 26, 2020 was due primarily to a reduction in our uncertain tax positions and increases in certain federal benefits during the three month period ended July 2, 2021. The year-over-year decrease in the effective tax rate for the six month period ended July 2, 2021 as compared to the six month period ended June 26, 2020 was due primarily to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange, a reduction to our uncertain tax positions, and increases in certain federal tax benefits for the six month period ended July 2, 2021. Additionally, the tax costs incurred during the six month period ended June 26, 2020 associated with the repatriation of a portion of our previously reinvested earnings outside of the United States contributed to the year-over-year decrease in the effective tax rate for the six month period ended July 2, 2021.
Our effective tax rate for the three and six month periods ended July 2, 2021 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and a reduction in our uncertain tax positions. Specific to the six month period ended July 2, 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange. Specific to the six month period ended June 26, 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to the repatriation of a portion of our previously reinvested earnings outside of the United States.

NOTE 10. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards, and performance stock awards (collectively, “Stock Awards”), stock options, or any other stock-based award. As of July 2, 2021, approximately 19 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2020 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Stock Awards:
Pretax compensation expense	$12.2	$10.1	$22.7	$18.2
Income tax benefit	(1.9)	(1.5)	(3.8)	(2.9)
Stock Award expense, net of income taxes	10.3	8.6	18.9	15.3
Stock options:
Pretax compensation expense	8.0	6.8	14.1	11.5
Income tax benefit	(1.3)	(1.1)	(2.5)	(1.8)
Stock option expense, net of income taxes	6.7	5.7	11.6	9.7
Total stock-based compensation:
Pretax compensation expense	20.2	16.9	36.8	29.7
Income tax benefit	(3.2)	(2.6)	(6.3)	(4.7)
Total stock-based compensation expense, net of income taxes	$17.0	$14.3	$30.5	$25.0
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of July 2, 2021. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$94.8
Stock options	59.8
Total unrecognized compensation cost	$154.6

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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2020	$24.9
Accruals for warranties issued during the period	6.7
Settlements made	(6.1)
Balance, July 2, 2021	$25.5
Leases
Operating lease cost for the three month periods ended July 2, 2021 and June 26, 2020 was $15 million in both respective periods. Operating lease cost for the six month periods ended July 2, 2021 and June 26, 2020 was $30 million in both respective periods. During the six-month periods ended July 2, 2021 and June 26, 2020, cash paid for operating leases included in operating cash flows was $28 million and $27 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $13 million and $24 million during the six month periods ended July 2, 2021 and June 26, 2020, respectively.
As of July 2, 2021, we had entered into operating leases for which the lease term had not yet commenced. These operating leases will commence in 2021 with lease terms between 1 and 5 years and have aggregate fixed payments over the non-cancelable lease terms of $2 million.
NOTE 12. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three month period ended July 2, 2021 were immaterial and there were 5.7 million of anti-dilutive options excluded for the three month period ended June 26, 2020. There were 0.2 million and 5.7 million anti-dilutive options excluded for the six month periods ended July 2, 2021 and June 26, 2020, respectively.
As described in Note 6, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three and six month periods ended July 2, 2021 and June 26, 2020.
On July 1, 2021, all outstanding shares of our 5.0% Mandatory Convertible Preferred Stock (“MCPS”) converted at a rate of 14.0978 common shares per share of preferred stock into an aggregate of approximately 19.4 million shares (net of fractional shares) of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Fortive issued cash in lieu of fractional shares of common stock in the conversion. These payments were recorded as a reduction to additional paid-in capital. The final dividend of $12.50 per share, or $17.2 million in the aggregate, was paid on July 1, 2021. The impact of the MCPS calculated under the if-converted method was anti-dilutive for the periods in 2021 prior to conversion.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Numerator
Net earnings from continuing operations	$182.0	$59.8	$293.7	$114.6
Mandatory convertible preferred stock cumulative dividends	(17.2)	(17.2)	(34.5)	(34.5)
Net earnings attributable to common stockholders from continuing operations	$164.8	$42.6	$259.2	$80.1

Denominator
Weighted average common shares outstanding used in basic earnings per share	339.4	337.3	339.0	337.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.0	2.4	3.1	2.8
Weighted average common shares outstanding used in diluted earnings per share	342.4	339.7	342.1	339.9

Net earnings from continuing operations per common share - Basic	$0.49	$0.13	$0.76	$0.24
Net earnings from continuing operations per common share - Diluted	$0.48	$0.13	$0.76	$0.24

We declared and paid cash dividends per common share for both periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2021, and declared and paid the final dividend in the second quarter of 2021, while the MCPS dividends for the first and second quarter of 2020 were declared, accrued, and paid as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2021:
First quarter	$0.07	$23.7	$12.5	$17.3
Second quarter	0.07	23.7	12.5	17.2
Total	$0.14	$47.4	$25.0	$34.5

2020:
First quarter	$0.07	$23.5	$12.5	$17.3
Second quarter	0.07	23.6	12.5	17.2
Total	$0.14	$47.1	$25.0	$34.5

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

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales:
Intelligent Operating Solutions	$541.8	$413.0	$1,052.7	$879.7
Precision Technologies	471.9	377.3	919.3	768.6
Advanced Healthcare Solutions	306.0	251.3	606.9	501.4
Total	$1,319.7	$1,041.6	$2,578.9	$2,149.7
Operating Profit:
Intelligent Operating Solutions	$115.3	$54.4	$223.4	$135.5
Precision Technologies	104.1	77.1	200.0	150.6
Advanced Healthcare Solutions	22.5	(1.9)	41.4	(17.7)
Other	(30.6)	(27.0)	(55.9)	(50.4)
Total Operating Profit	211.3	102.6	408.9	218.0
Interest expense, net	(25.2)	(36.2)	(52.9)	(74.8)
Loss on extinguishment of debt	—	—	(104.9)	—
Gain on investment in Vontier Corporation	—	—	57.0	—
Gain on litigation dismissal	26.0	—	26.0	—
Other non-operating expense, net	(4.6)	5.6	(7.9)	1.1
Earnings from continuing operations before income taxes	$207.5	$72.0	$326.2	$144.3

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
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Vontier Separation”) on a pro rata basis. To effect the Vontier Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock outstanding immediately following the Vontier Separation (the “Retained Vontier Shares”).
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of Vontier common stock, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co.
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the six month period ended July 2, 2021.
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
Risk Related to Our Business Operations
•Significant uncertainty remains about how the COVID-19 pandemic may further impact our global operations and the operations of our customers, suppliers, and vendors.
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
Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Since the Principal Closing Date, management has continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Condensed Balance Sheet and recorded the gain on litigation dismissal of $26 million within Non-operating income (expense), net in our Consolidated Condensed Statements of Earnings for the three and six month periods ended July 2, 2021.
Pending Acquisition of ServiceChannel
On July 8, 2021, the Company entered into a definitive agreement with Bayard Capital and Accel Partners to acquire ServiceChannel Holdings, Inc. (“ServiceChannel”). ServiceChannel is a global provider of SaaS-based multi-site facilities maintenance service solutions with an integrated service-provider network. The ServiceChannel acquisition is subject to customary closing conditions, including regulatory approvals. Upon closing of the acquisition we will pay total consideration of $1.2 billion, which includes approximately $60 million of deferred compensation consideration, and the acquisition will be financed primarily with available cash. The Company anticipates that the ServiceChannel acquisition will close in the third quarter of 2021.
Vontier Separation
On October 9, 2020 (the “Distribution Date”), the Company completed the separation of its Industrial Technologies segment by distributing 80.1% of the outstanding shares of Vontier Corporation (“Vontier”), the entity incorporated to hold such businesses, to Fortive stockholders (the “Vontier Separation”) on a pro rata basis. To effect the Vontier Separation, the Company distributed to its stockholders two shares of Vontier common stock for every five shares of the Company’s common stock outstanding held on September 25, 2020, the record date for the distribution, with the Company retaining 19.9% of the shares of Vontier common stock outstanding immediately following the Vontier Separation (the “Retained Vontier Shares”).
On the Distribution Date, Vontier paid the Company $1.8 billion, including $1.6 billion as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Vontier Separation and $202 million as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We have used the Cash Consideration to repay certain outstanding indebtedness, make interest payments on certain debt instruments, and pay certain of the Company’s regular, quarterly cash dividends.
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co.
Refer to Note 11 of our 2020 Annual Report on Form 10-K and Note 6 to the consolidated condensed financial statements for the description of the debt repayments made subsequent to the Distribution Date. Interest expense and extinguishment costs related to the debt retired during the first quarter of 2021 are included in our results from continuing operations for the six month period ended July 2, 2021.
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated condensed financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the six month period ended July 2, 2021.
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
Segment Presentation
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of, and allocate resources to, our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. All prior period segment information has been restated to reflect our new reportable segments.
Non-GAAP Measures
In this report, references to sales from existing businesses refer to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired businesses and (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition and the effect of purchase accounting adjustments, less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisition and divestiture related items because the nature, size, and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation from sales from existing businesses because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance.
Business Performance and Outlook
COVID-19 directly impacted our business and operating results during the three and six month periods ended June 26, 2020 with reduced year-over-year demand from customers operating in nonessential end-markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end markets. Our results were severely impacted within certain geographies, most notably Asia in the first quarter of 2020, and North America and Europe in the second quarter of 2020, as virus control measures were deployed in those geographies at varying times. As such, the year-over-year comparisons for the three and six month periods ended July 2, 2021 reflect the detrimental impacts of COVID-19 on our first and second quarter of 2020 results.

Business Performance For the Period Ended July 2, 2021
Overall global economic conditions have continued to improve during the three and six month periods ended July 2, 2021, as the distribution and administration of vaccinations in developed countries has led to easing of virus control measures and increased demand for our products and services. For the three and six month periods ended July 2, 2021, aggregate year-over-year sales increased 26.7% and 20.0%, respectively, and were largely driven by increased demand from our existing businesses and, to a lesser extent, changes in foreign currency exchange rates. Sales from existing businesses increased 21.3% and 15.0% during the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020, reflecting positive, broad-based momentum and focused execution across our portfolio, most notably within our short-cycle industrial and software as a service (“SAAS”) businesses, which have largely returned to, and in most cases, exceeded pre-COVID-19 levels of demand.
Geographically, year-over-year sales from existing businesses in developed markets increased at a rate in the high-teens and at a low double-digit rate for the three and six month periods ended July 2, 2021, respectively. Year-over-year sales from existing businesses in high-growth markets increased at a rate greater than 20% in both respective periods. The geographic results for the three month period ended July 2, 2021 were driven by strong demand in all geographies, led by high teens growth in North America, greater than 20% growth in Europe and Latin America, and mid-teens growth in Asia. The geographic results for the six month period ended July 2, 2021 were driven by strong demand in all geographies, led by low double-digit growth in North America, growth at a rate in the high teens in Europe and Asia, and greater than 20% growth in Latin America.
Year-over-year price increases contributed 1.3% and 1.1% to sales growth during the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Despite widespread supply chain and logistics issues with port congestion and labor, raw material, and component shortages affecting multiple industries during the second quarter of 2021, our supply chain was responsive and we successfully implemented solutions to support our near-term operations and effectively managed production material shortages and distribution limitations to drive growth and market share gains in the second quarter of 2021.
Further, we have increased the employee capacity at the majority of our facilities based on local COVID-19 guidelines and have implemented additional safety and space management protocols to help ensure the health and safety of our employees.

Outlook
Our results in the second quarter of 2021 demonstrated positive, broad-based momentum across our portfolio, which we expect to continue in the second half of 2021. The majority of our businesses have recovered to greater than pre-COVID-19 levels of demand during the second quarter of 2021 and we believe they will continue accelerating at varied rates in the second half of 2021 if virus control measures continue to ease globally, end markets continue to recover, and customer site access continues to improve. We believe our businesses that are more dependent on short-cycle industrial demand and production dynamics and our businesses with a greater proportion of recurring revenue, including our SAAS businesses that provide critical workflow solutions to their customers, and certain healthcare businesses will grow at faster rates than our businesses that require customer site access. As such, we expect year-over-year global demand for our products and services to increase between 11.5% and 14.5% in the third quarter of 2021, and we expect demand to increase between 13.5% and 15% for the year ending December 31, 2021.
While we expect the positive, broad-based momentum across our portfolio to continue in the third and fourth quarters of 2021, we will continue deploying and applying the Fortive Business System to help drive near-term performance by actively managing our supply chain and continuing to collaborate with our customers and suppliers to minimize anticipated material and component delays and production and logistics disruptions. We expect these supply chain challenges and inflationary pressures will continue in the second half of 2021; however, we believe we will largely offset these costs with price increases and other countermeasures.
Additionally, we are monitoring the risks of new COVID-19 variants which may be more contagious or severe, or less responsive to treatment and vaccines, and may impact the rate that virus control measures ease or become more restrictive, which could impact our future results.
We are also continuing to monitor any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, relations between the U.S. and China, and we are continuing to evaluate the impacts of the American Rescue Plan Act of 2021 on our business and the potential impacts of various investment and taxation policy initiatives in the United States and by the Organisation for Economic Co-operation and Development. As of the filing date of this report, we are unable to quantify the anticipated impacts on our financial results for the year ending December 31, 2021, if any, and any impact in future periods, and will continue monitoring these developments.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and six month periods ended July 2, 2021 as compared to the comparable periods of 2020:
Components of Sales Growth

	% Change Three Months Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Months Ended July 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	26.7%	20.0%
Existing businesses (Non-GAAP)	21.3%	15.0%
Acquisitions (Non-GAAP)	2.1%	2.1%
Currency exchange rates (Non-GAAP)	3.3%	2.9%
Operating Profit Margins
Operating profit margin was 16.0% for the three month period ended July 2, 2021, an increase of 610 basis points as compared to 9.9% in the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes from existing businesses, a favorable sales mix, and price increases, and to a lesser extent, lower year-over-year net material costs, changes in foreign currency exchange rates, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher year-over-year employee compensation costs, investments in research and development and sales and marketing growth initiatives, and higher freight and logistics costs — favorable 240 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the three month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 190 basis points
•The year-over-year effect of amortization from existing businesses — favorable 150 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 30 basis points
Operating profit margin was 15.9% for the six month period ended July 2, 2021, an increase of 580 basis points as compared to 10.1% in the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses and price increases, and to a lesser extent, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, a favorable sales mix, and changes in foreign currency exchange rates, partially offset by higher year-over-year employee compensation costs, higher freight and logistics costs, and investments in research and development and sales and marketing growth initiatives — favorable 240 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the six month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 160 basis points
•The year-over-year effect of amortization from existing businesses — favorable 130 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the six month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 50 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Intelligent Operating Solutions	$541.8	$413.0	$1,052.7	$879.7
Precision Technologies	471.9	377.3	919.3	768.6
Advanced Healthcare Solutions	306.0	251.3	606.9	501.4
Total	$1,319.7	$1,041.6	$2,578.9	$2,149.7
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

Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales	$541.8	$413.0	$1,052.7	$879.7
Operating profit	115.3	54.4	223.4	135.5
Depreciation	5.6	9.7	12.2	19.8
Amortization	38.0	37.7	75.9	75.8
Operating profit as a % of sales	21.3%	13.2%	21.2%	15.4%
Depreciation as a % of sales	1.0%	2.3%	1.2%	2.3%
Amortization as a % of sales	7.0%	9.1%	7.2%	8.6%
Components of Sales Growth

	% Change Three Months Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Months Ended July 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	31.2%	19.7%
Existing businesses (Non-GAAP)	26.8%	15.5%
Acquisitions (Non-GAAP)	0.7%	0.9%
Currency exchange rates (Non-GAAP)	3.7%	3.3%
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions increased 26.8% and 15.5% during the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020. The year-over-year results for both respective periods were driven by broad-based increases in demand, particularly from our industrial channel partners, critical workflow, safety, facilities, and maintenance SAAS product offerings, and portable gas detection instruments, which were partially offset by a decline in demand for our industrial imaging products, as demand for those products was elevated during the comparable period in 2020 for COVID-19 monitoring.
Geographically, demand from existing businesses in our Intelligent Operating Solutions segment increased in both developed and high growth markets during the three and six month periods ended July 2, 2021. The results in both respective periods were driven by growth in every major geography, led by North America and Europe, and to a lesser extent, Asia and Latin America.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 1.6% and 1.3% to sales growth during the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 810 basis points during the three month period ended July 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, a favorable sales mix, and to a lesser extent, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and changes in foreign currency exchange rates, which were partially offset by higher year-over-year employee compensation costs and investments in research and development and sales and marketing growth initiatives — favorable 570 basis points
•The year-over-year effect of amortization from existing businesses — favorable 210 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 40 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The incremental year-over-year net dilutive effect of acquisition-related transaction costs — unfavorable 10 basis points
Operating profit margin increased 580 basis points during the six month period ended July 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes from existing businesses, price increases, a favorable sales mix, and to a lesser extent, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and changes in foreign currency exchange rates, which were partially offset by higher year-over-year employee compensation costs and investments in research and development and sales and marketing growth initiatives — favorable 390 basis points
•The year-over-year effect of amortization from existing businesses — favorable 140 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the six month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 50 basis points
PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales	$471.9	$377.3	$919.3	$768.6
Operating profit	104.1	77.1	200.0	150.6
Depreciation	6.3	6.6	12.6	13.4
Amortization	4.2	4.3	8.5	8.8
Operating profit as a % of sales	22.1%	20.4%	21.8%	19.6%
Depreciation as a % of sales	1.3%	1.7%	1.4%	1.7%
Amortization as a % of sales	0.9%	1.1%	0.9%	1.1%
Components of Sales Growth

	% Change Three Months Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Months Ended July 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	25.1%	19.6%
Existing businesses (Non-GAAP)	22.2%	17.0%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	2.9%	2.6%
Year-over-year sales of products and services from existing businesses of Precision Technologies increased 22.2% and 17.0% during the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020. The year-over-year results for both respective periods were driven by broad-based demand for test and measurement instruments, increased demand for sensing technologies in the industrial and semiconductor end markets, and to a lesser extent, increased demand for energetic materials, which were partially offset by a decrease in demand in the medical end market for ventilator components and critical environment products that supported COVID-19 patient treatment efforts in the comparable periods in 2020.
Geographically, demand from existing businesses in our Precision Technologies segment increased in both developed and high growth markets during the three and six month periods ended July 2, 2021. The results in both respective periods were driven by growth in every major geography, led by North America, Asia, and Europe.
Year-over-year price increases in our Precision Technologies segment contributed 1.3% and 1.1% to sales growth during the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 170 basis points during the three month period ended July 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes from existing businesses, price increases, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and to a lesser extent, changes in foreign currency exchange rates, which were partially offset by higher year-over-year employee compensation costs and an unfavorable sales mix — favorable 140 basis points
•The year-over-year effect of amortization from existing businesses — favorable 30 basis points
Operating profit margin increased 220 basis points during the six month period ended July 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and to a lesser extent, lower year-over-year material costs, which were partially offset by higher year-over-year employee compensation costs and an unfavorable sales mix — favorable 190 basis points
•The year-over-year effect of amortization from existing businesses — favorable 30 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales	$306.0	$251.3	$606.9	$501.4
Operating profit	22.5	(1.9)	41.4	(17.7)
Depreciation	5.2	5.2	10.7	7.9
Amortization	35.3	35.4	70.6	71.0
Operating profit as a % of sales	7.4%	(0.8)%	6.8%	(3.5)%
Depreciation as a % of sales	1.7%	2.1%	1.8%	1.6%
Amortization as a % of sales	11.5%	14.1%	11.6%	14.2%
Components of Sales Growth

	% Change Three Months Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Months Ended July 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	21.8%	21.0%
Existing businesses (Non-GAAP)	11.0%	11.0%
Acquisitions (Non-GAAP)	7.6%	7.2%
Currency exchange rates (Non-GAAP)	3.2%	2.8%
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 11.0% during both the three and six month periods ended July 2, 2021 as compared to the comparable periods of 2020. The year-over-year results in the three month period ended July 2, 2021 were driven by increased demand for sterilization consumables, radiation safety monitoring, cell therapy equipment design and manufacturing, and surgical instrument tracking SAAS products. The year-over-year results in the six month period ended July 2, 2021 were driven by increased demand for sterilization capital equipment and consumables, radiation safety monitoring, cell therapy equipment design and manufacturing, and surgical instrument tracking SAAS products.
Several of our Advanced Healthcare Solutions businesses are impacted by elective surgical procedure volumes which decreased from pre-COVID-19 levels at a high-single digit rate across most major geographic markets during the second quarter of 2021.

We expect elective surgical procedure volumes to sequentially improve throughout 2021 as COVID-19 patient hospitalizations decline and virus control measures ease.
Geographically, demand from existing businesses in our Advanced Healthcare Solutions segment increased in both developed and high growth markets during the three and six month periods ended July 2, 2021. The results in both respective periods were driven by growth in every major geography, led by North America, Asia, and Europe.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 0.7% to sales growth during both the three and six month periods ended July 2, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 820 basis points during the three month period ended July 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year net effect of acquisition-related transaction costs which were less in the three month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 790 basis points
•The year-over-year effect of amortization from existing businesses — favorable 250 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 90 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Higher year-over-year product, freight, and logistics costs, higher year-over-year employee compensation costs, and sales and marketing investments, which were partially offset by higher year-over-year sales volumes from existing businesses, a favorable sales mix, and to a lesser extent, price increases — unfavorable 310 basis points
Operating profit margin increased 1,030 basis points during the six month period ended July 2, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•The year-over-year net effect of acquisition-related transaction costs which were less in the six month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 700 basis points
•The year-over-year effect of amortization from existing businesses — favorable 240 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the six month period ended July 2, 2021 than those recognized in the comparable period in 2020 — favorable 130 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Higher year-over-year product, freight, and logistics costs, higher year-over-year employee compensation costs, and sales and marketing investments, which were partially offset by higher year-over-year sales volumes from existing businesses, a favorable sales mix, and to a lesser extent, price increases and changes in foreign currency exchange rates — unfavorable 40 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales	$1,319.7	$1,041.6	$2,578.9	$2,149.7
Cost of sales	(564.2)	(458.8)	(1,111.5)	(954.9)
Gross profit	$755.5	$582.8	$1,467.4	$1,194.8
Gross profit margin	57.2%	56.0%	56.9%	55.6%
The year-over-year increase in cost of sales during the three and six month periods ended July 2, 2021, as compared to the comparable periods in 2020, is due primarily to higher year-over-year sales volumes from existing businesses and incremental expenses from our recently acquired businesses, which were partially offset by lower year-over-year material costs and cost savings associated with restructuring and productivity improvement initiatives. Year-over-year changes in currency exchange rates increased cost of sales during the three and six month periods ended July 2, 2021.

The year-over-year increase in gross profit and gross profit margin for the three and six month periods ended July 2, 2021, as compared to the comparable periods in 2020, is due primarily to higher year-over-year sales volumes, a favorable sales mix, and price increases, which were partially offset by changes in foreign currency exchange rates. Gross profit and gross profit margin for the three month period ended July 2, 2021 was also unfavorably impacted by higher freight and logistics costs.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales	$1,319.7	$1,041.6	$2,578.9	$2,149.7
Selling, general and administrative (“SG&A”) expenses	456.4	402.8	884.5	818.6
Research and development (“R&D”) expenses	87.8	77.4	174.0	158.2
SG&A as a % of sales	34.6%	38.7%	34.3%	38.1%
R&D as a % of sales	6.7%	7.4%	6.7%	7.4%
SG&A expenses increased during the three and six month periods ended July 2, 2021 as compared to the comparable periods of 2020 primarily due to continued investments in our sales and marketing growth initiatives, higher employee compensation costs due to broad cost reduction efforts that reduced labor expenses to better align with reductions in demand in the comparable periods of 2020, and changes in foreign currency exchange rates that were partially offset by lower year-over-year costs associated with the integration of the ASP business and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives.
On a year-over-year basis, SG&A expenses as a percentage of sales decreased 410 and 380 basis points during the three and six month periods ended July 2, 2021, respectively, primarily due to demand for our products and services which grew at a faster rate than our fixed costs. Additionally, lower year-over-year costs associated with the integration of the ASP business and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives reduced SG&A expenses as a percentage of sales.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three and six months ended July 2, 2021 as compared to the comparable periods of 2020 primarily due to targeted investments in key growth initiatives and innovation. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three and six month periods ended July 2, 2021 reflecting demand for our products and services that grew at a faster rate than our investments in key growth initiatives and innovations.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 6 to the consolidated condensed financial statements.
Net interest expense for the three and six month periods ended July 2, 2021 was $25 million and $53 million compared to $36 million and $75 million for the three and six month periods ended June 26, 2020, respectively. The year-over-year decrease in interest expense was due to lower year-over-year average debt balances.
INCOME TAXES
Our effective tax rate for the three and six month periods ended July 2, 2021 was 12.3% and 10.0% as compared to 16.9% and 20.6%, respectively, for the three and six month periods ended June 26, 2020. The year-over-year decrease in the effective tax rate for the three month period ended July 2, 2021 as compared to the three month period ended June 26, 2020 was due primarily to a reduction in our uncertain tax positions and increases in certain federal benefits during the three month period ended July 2, 2021. The year-over-year decrease in the effective tax rate for the six month period ended July 2, 2021 as compared to the six month period ended June 26, 2020 was due primarily to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange, a reduction to our uncertain tax positions, and increases in certain federal tax benefits for the six month period ended July 2, 2021. Additionally, the tax costs incurred during the six month period ended June 26, 2020 associated with the repatriation of a portion of our previously reinvested earnings outside of the United States contributed to the year-over-year decrease in the effective tax rate for the six month period ended July 2, 2021.
Our effective tax rate for the three and six month periods ended July 2, 2021 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impact of credits and deductions provided by law, and a reduction in our uncertain tax positions. Specific to the six month period ended July 2, 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange. Specific to the six month period ended June 26, 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to the repatriation of a portion of our previously reinvested earnings outside of the United States.
COMPREHENSIVE INCOME
Comprehensive income increased by $31 million during the three month period ended July 2, 2021 as compared to the comparable period in 2020 due primarily to net earnings that were higher by $51 million, partially offset by unfavorable changes in foreign currency translation adjustments of $19 million.
Comprehensive income increased by $203 million during the six month period ended July 2, 2021 as compared to the comparable period in 2020 due primarily to net earnings that were higher by $119 million and favorable changes in foreign currency translation adjustments of $82 million.
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
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with a 364-day delayed-draw term loan due March 22, 2021 (the “Term Loan due March 2021”) that was subsequently retired in the Debt-for-Equity Exchange. As of July 2, 2021, we had no borrowings outstanding under our commercial paper program.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of July 2, 2021, no borrowings were outstanding under the Revolving Credit Facility.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the six month period ended July 2, 2021:

	Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020
Total operating cash provided by continuing operations	$443.0	$430.8

Payments for additions to property, plant and equipment	$(17.1)	$(45.5)
Cash paid for acquisitions, net of cash received	0.9	(1.8)
All other investing activities	1.1	5.2
Total investing cash used in continuing operations	$(15.1)	$(42.1)

Net repayments of commercial paper borrowings	$—	$(1,141.9)
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs of $1 million in 2020	—	741.7
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(250.0)
Payment of common stock cash dividend to shareholders	(47.4)	(47.1)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(17.3)
All other financing activities	25.2	(10.0)
Total financing cash used in continuing operations	$(667.8)	$(724.6)
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $443 million during the first six months of 2021, an increase of $12 million, or 3%, as compared to the comparable period of 2020. The year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings for the first six months of 2021 as compared to the comparable period in 2020. Net earnings for the six month period ended July 2, 2021 were impacted by a year-over-year increase in operating profit of $191 million, a decrease in net interest expense of $22 million associated with the repayment of debt, a gain on the Retained Vontier Shares of $57 million and a gain on litigation dismissal of $26 million, which were partially offset by the loss on extinguishment of debt of $105 million. The gain on the Retained Vontier Shares, the loss on the extinguishment of debt, and gain on litigation dismissal are non-cash items that impact net earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable used $27 million of cash during the first six months of 2021 as compared to providing $111 million in the comparable period of 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $75 million of cash during the first six months of 2021 as compared to using $22 million of cash in the comparable period of 2020. The year over year change was largely driven by various compensation and benefit payments.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations decreased $27 million during the six month period ended July 2, 2021 as compared to the comparable period of 2020, due to year-over-year decreases in capital expenditures of $28 million largely due to higher spending in the comparable period in 2020 related to the integration of the ASP business.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ending December 31, 2021, we expect capital spending to be in a range between approximately $60 million and $70 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders.
Financing activities from continuing operations used cash of $668 million during the six month period ended July 2, 2021, reflecting the following transactions:
•On January 21, 2021, we repaid the remaining $317 million outstanding of the Delayed-Draw Term Loan Due 2020 using the cash proceeds received from Vontier in the Vontier Separation.
•On February 9, 2021, we repurchased $281 million of the 0.875% Convertible Senior Notes due 2022 using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during the three months ended July 2, 2021 of $10.5 million.
In the comparable 2020 period, financing activities from continuing operations used $725 million of cash, reflecting borrowings from our Term Loan due March 2021, which were more than offset by repayments of commercial paper of $1.1 billion and $250 million of our 2020 Term Loan.
On January 19, 2021, we completed the non-cash Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the six month period ended July 2, 2021.
Refer to Note 6 to the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
Aggregate cash payments for preferred and common stock dividends paid to shareholders during the six month period ended July 2, 2021 were $82 million and are recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
Cash and Cash Requirements
As of July 2, 2021, we held approximately $1.6 billion of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less that yielded insignificant interest income during the three and six month periods ended July 2, 2021. Approximately 40% of the $1.6 billion of cash and equivalents we held as of July 2, 2021 was held outside of the United States.
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

As of July 2, 2021, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six month periods ended July 2, 2021 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2020 Annual Report on Form 10-K. There were no material changes during the three and six month periods ended July 2, 2021 to the information reported in our 2020 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2020 Annual Report on Form 10-K. There were no material changes during the quarter ended July 2, 2021 to the risk factors reported in the “Risk Factors” section of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Fortive Corporation.

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 11, 2021, File No 1-37654).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in Inline XBRL and contained in Exhibit 101
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of July 2, 2021 and December 31, 2020, (ii) Consolidated Condensed Statements of Earnings for the three and six month periods ended July 2, 2021 and June 26, 2020, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six month periods ended July 2, 2021 and June 26, 2020, (iv) Consolidated Condensed Statement of Changes in Equity for the three month periods ended July 2, 2021 and June 26, 2020, (v) Consolidated Condensed Statements of Cash Flows for the six month periods ended July 2, 2021 and June 26, 2020, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 29, 2021	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 29, 2021	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer