Form 10-Q
period 2021-10-01
Fortive Corp
filed 2021-10-28
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 25, 2021 was 358,577,652.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	October 1, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$838.4	$1,824.8
Accounts receivable, net	830.4	810.3
Inventories:
Finished goods	231.1	227.9
Work in process	87.9	75.2
Raw materials	187.8	152.4
Inventories	506.8	455.5
Prepaid expenses and other current assets	249.7	206.7
Investment in Vontier Corporation	—	1,119.2
Current assets, discontinued operations	—	30.4
Total current assets	2,425.3	4,446.9
Property, plant and equipment, net of accumulated depreciation of $701.1 and $674.5 at October 1, 2021 and December 31, 2020, respectively	395.0	422.0
Operating lease right-of-use assets	180.3	188.7
Other assets	361.9	344.1
Goodwill	8,221.5	7,359.2
Other intangible assets, net	3,392.1	3,290.6
Total assets	$14,976.1	$16,051.5
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$215.0	$—
Current portion of long-term debt	1,143.2	1,399.8
Trade accounts payable	494.9	480.8
Current operating lease liabilities	45.4	47.0
Accrued expenses and other current liabilities	969.2	899.9
Current liabilities, discontinued operations	1.2	33.3
Total current liabilities	2,868.9	2,860.8
Operating lease liabilities	144.3	154.3
Other long-term liabilities	1,198.0	1,233.4
Long-term debt	1,442.1	2,830.3
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized at October 1, 2021 and December 31, 2020; 5.0% Mandatory convertible preferred stock, series A, 0.0 million and 1.4 million shares designated, issued, and outstanding at October 1, 2021 and December 31, 2020, respectively	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 359.9 and 339.0 million issued; 358.6 and 337.9 million outstanding at October 1, 2021 and December 31, 2020, respectively	3.6	3.4
Additional paid-in capital	3,624.3	3,554.5
Retained earnings	5,882.2	5,547.4
Accumulated other comprehensive loss	(192.1)	(141.1)
Total Fortive stockholders’ equity	9,318.0	8,964.2
Noncontrolling interests	4.8	8.5
Total stockholders’ equity	9,322.8	8,972.7
Total liabilities and equity	$14,976.1	$16,051.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales of products and software	$1,105.6	$988.1	$3,318.8	$2,820.6
Sales of services	193.9	171.7	559.6	488.9
Total sales	1,299.5	1,159.8	3,878.4	3,309.5
Cost of product and software sales	(448.3)	(409.6)	(1,356.6)	(1,185.8)
Cost of service sales	(107.0)	(98.6)	(310.2)	(277.3)
Total cost of sales	(555.3)	(508.2)	(1,666.8)	(1,463.1)
Gross profit	744.2	651.6	2,211.6	1,846.4
Operating costs:
Selling, general and administrative expenses	(455.6)	(434.8)	(1,340.1)	(1,253.4)
Research and development expenses	(87.8)	(79.2)	(261.8)	(237.4)
Operating profit	200.8	137.6	609.7	355.6
Non-operating income (expense), net:
Interest expense, net	(25.1)	(36.9)	(78.0)	(111.7)
Loss on extinguishment of debt	—	—	(104.9)	—
Gain on investment in Vontier Corporation	—	—	57.0	—
Gain on litigation dismissal	—	—	26.0	—
Other non-operating expense, net	(1.6)	(1.4)	(9.5)	(0.3)
Earnings from continuing operations before income taxes	174.1	99.3	500.3	243.6
Income taxes	(23.0)	(13.3)	(55.5)	(43.0)
Net earnings from continuing operations	151.1	86.0	444.8	200.6
Earnings (loss) from discontinued operations, net of income taxes	(0.3)	139.8	(2.9)	197.1
Net earnings	150.8	225.8	441.9	397.7
Mandatory convertible preferred dividends	—	(17.3)	(34.5)	(51.8)
Net earnings attributable to common stockholders	$150.8	$208.5	$407.4	$345.9

Net earnings per common share from continuing operations:
Basic	$0.42	$0.20	$1.19	$0.44
Diluted	$0.42	$0.20	$1.18	$0.44
Net earnings (loss) per share from discontinued operations:
Basic	$—	$0.41	$(0.01)	$0.58
Diluted	$—	$0.41	$(0.01)	$0.58
Net earnings per share:
Basic	$0.42	$0.62	$1.18	$1.03
Diluted	$0.42	$0.61	$1.17	$1.02
Average common stock and common equivalent shares outstanding:
Basic	358.9	337.6	345.6	337.3
Diluted	362.2	340.8	348.8	340.2
The sum of net earnings per share amounts may not add due to rounding.
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net earnings	$150.8	$225.8	$441.9	$397.7
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(35.7)	63.9	(53.8)	(36.4)
Pension adjustments	0.9	1.0	2.8	1.0
Total other comprehensive income (loss), net of income taxes	(34.8)	64.9	(51.0)	(35.4)
Comprehensive income	$116.0	$290.7	$390.9	$362.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	339.0	$3.4	1.4	$—	$3,554.5	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	110.2
Dividends to common shareholders	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(33.7)	—
Common stock-based award activity	(0.5)	—	—	—	(2.3)	—	—	—
Early extinguishment of 0.875% senior convertible notes due 2022	—	—	—	—	11.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.8)
Balance, April 2, 2021	338.5	$3.4	1.4	$—	$3,563.8	$5,616.6	$(174.8)	$7.7
Net earnings for the period	—	—	—	—	—	180.9
Dividends to common shareholders	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	17.5	—
Common stock-based award activity	0.5	—	—	—	35.3	—	—	—
Conversion of Mandatory convertible preferred stock to common stock	19.4	0.2	(1.4)	—	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	3.0	—	—	(3.0)
Balance, July 2, 2021	358.4	$3.6	—	$—	$3,602.1	$5,756.6	$(157.3)	$4.7
Net earnings for the period	—	—	—	—	—	150.8
Dividends to common shareholders	—	—	—	—	—	(25.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(34.8)	—
Common stock-based award activity	0.2	—	—	—	26.0	—	—	—
Changes in noncontrolling interests	—	—	—	—	(3.8)	—	—	0.1
Balance, October 1, 2021	358.6	$3.6	—	$—	$3,624.3	$5,882.2	$(192.1)	$4.8

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

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	October 1, 2021	September 25, 2020
Cash flows from operating activities:
Net earnings from continuing operations	$444.8	$200.6
Noncash items:
Amortization	235.4	232.7
Depreciation	56.1	60.3
Stock-based compensation expense	55.2	45.3
Loss on extinguishment of debt	104.2	—
Gain on investment in Vontier Corporation	(57.0)	—
Gain on litigation dismissal	(26.0)	—
Change in trade accounts receivable, net	(20.4)	102.9
Change in inventories	(46.1)	(14.2)
Change in trade accounts payable	14.8	(24.7)
Change in prepaid expenses and other assets	(61.5)	23.2
Change in accrued expenses and other liabilities	6.4	22.2
Total operating cash provided by continuing operations	705.9	648.3
Total operating cash provided by (used in) discontinued operations	(19.4)	503.7
Net cash provided by operating activities	686.5	1,152.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(1,156.7)	(15.2)
Payments for additions to property, plant and equipment	(28.0)	(58.9)
All other investing activities	1.1	5.3
Total investing cash used in continuing operations	(1,183.6)	(68.8)
Total investing cash used in discontinued operations	—	(36.3)
Net cash used in investing activities	(1,183.6)	(105.1)
Cash flows from financing activities:
Net proceeds from (repayment of) commercial paper borrowings	215.0	(1,141.9)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs of $8 million in 2020	—	741.7
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(250.0)
Payment of common stock cash dividend to shareholders	(72.6)	(70.7)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(34.5)
All other financing activities	18.1	(0.6)
Total financing cash used in continuing operations	(485.1)	(756.0)
Total financing cash used in discontinued operations	—	(4.2)
Net cash used in financing activities	(485.1)	(760.2)
Effect of exchange rate changes on cash and equivalents	(4.2)	(2.7)
Net change in cash and equivalents	(986.4)	284.0
Beginning balance of cash and equivalents	1,824.8	1,205.2
Ending balance of cash and equivalents	$838.4	$1,489.2
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of October 1, 2021 and December 31, 2020, our results of operations for the three and nine month periods ended October 1, 2021 and September 25, 2020, and cash flows for the nine month periods ended October 1, 2021 and September 25, 2020. Reclassification of certain prior year amounts have been made to conform to current year presentation.
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
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the nine month period ended October 1, 2021.

Segment Presentation
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter of 2020, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of, and allocate resources to, our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. All prior period segment information has been restated to reflect our new reportable segments.
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We designated our ¥13.8 billion senior unsecured term facility loan and our Euro-denominated commercial paper outstanding during the nine month period ended September 25, 2020 as net investment hedges of our investment in certain foreign operations; we exited our Euro-denominated commercial paper positions during the second quarter of 2020 and repaid our ¥13.8 billion senior unsecured term facility loan during the fourth quarter of 2020. As of October 1, 2021 and December 31, 2020, we had no designated net investment hedges.
During the three and nine month periods ended September 25, 2020, we recognized foreign currency transaction losses of $2.0 million and gains of $2.0 million, respectively, on the debt that were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and nine month periods ended September 25, 2020.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Three Months Ended October 1, 2021:
Balance, July 2, 2021	$(72.1)	$(85.2)		$(157.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(35.7)	—		(35.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	(35.7)	0.9		(34.8)
Balance, October 1, 2021	$(107.8)	$(84.3)		$(192.1)

For the Three Months Ended September 25, 2020:
Balance, June 26, 2020	$(79.1)	$(77.5)		$(156.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	63.9	—		63.9
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	63.9	1.0		64.9
Balance, September 25, 2020	$(15.2)	$(76.5)		$(91.7)

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Nine Months Ended October 1, 2021:
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(53.8)	—		(53.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	3.7	(b)	3.7
Income tax impact	—	(0.9)		(0.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.8		2.8
Net current period other comprehensive income (loss)	(53.8)	2.8		(51.0)
Balance, October 1, 2021	$(107.8)	$(84.3)		$(192.1)

For the Nine Months Ended September 25, 2020:
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(36.4)	—		(36.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss)	(36.4)	1.0		(35.4)
Balance, September 25, 2020	$(15.2)	$(76.5)		$(91.7)

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

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of October 1, 2021 ($ in millions):

Balance, December 31, 2020	$42.5
Provision	(0.4)
Write-offs	(6.1)
Foreign currency exchange and other	0.3
Balance, October 1, 2021	$36.3
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
NOTE 2. ACQUISITIONS
We continually evaluate potential mergers, acquisitions, and divestitures that align with our strategy and expedite the evolution of our portfolio of businesses into new and attractive markets. We have completed a number of acquisitions that have been accounted for as business combinations and resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors, including the complementary fit, acceleration of our strategy and synergies the business brings with respect to our existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complementary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings, or cash flows), and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses.
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
During the three and nine month periods ended October 1, 2021, immaterial adjustments were recorded to the preliminary purchase price allocation of acquisitions that closed during 2020.
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
The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of October 1, 2021 we have closed 20 Principal Countries and 38 Non-Principal Countries that, in aggregate, accounted for approximately 99% of the preliminary valuation of ASP. The remaining Non-Principal Country represents less than 1% of the preliminary valuation of ASP, or $1.0 million, which is included as a prepaid asset in Other assets in the Consolidated Condensed Balance Sheet. As each Non-Principal Country closes, we reduce the prepaid asset and record the fair value of the assets acquired and liabilities assumed. All of the provisional goodwill associated with the Transaction is included in goodwill at October 1, 2021, and the majority of the provisional goodwill is tax deductible. There were no material measurement period adjustments recorded for the Non-Principal Countries during the three and nine month periods ended October 1, 2021.
In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”) and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from the sale. As of October 1, 2021, ASP had exited the TSAs and substantially all of the distribution agreements. ASP expects to close the remaining Non-Principal Country in the fourth quarter of 2021.

Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Following the Principal Closing Date, management continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Condensed Balance Sheet and recorded the gain on litigation dismissal of $26 million within Non-operating income (expense), net in our Consolidated Condensed Statements of Earnings during the nine month period ended October 1, 2021.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of software as a service based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $36 million of deferred compensation consideration that will be recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $897 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed from ServiceChannel as of October 1, 2021 ($ in millions):

Goodwill	$897.3
Other intangible assets, primarily customer relationships, technology, database, and trade names	343.8
Other assets and liabilities, net	(82.4)
Net cash consideration	$1,158.7
Revenue and operating loss attributable to ServiceChannel for both the three and nine month periods ended October 1, 2021 were $10.1 million and $19.5 million, respectively, consistent with our expectations. The operating loss includes a combined $18.2 million of intangible asset amortization, acquisition-related fair value adjustments, and transaction and integration costs for both the three and nine month periods ended October 1, 2021. Transaction and integration related costs were approximately $13.2 million and are recorded in Selling, general and administration expenses, which are primarily comprised of compensation cost for employee retention bonuses and amounts paid to third-party advisors.
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

The key components of income from discontinued operations for the three and nine month periods ended October 1, 2021 and September 25, 2020 were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$—	$746.7	$—	$1,889.6
Cost of sales	—	(415.3)	—	(1,064.2)
Selling, general and administrative expenses	(0.3)	(127.1)	(3.5)	(380.7)
Research and development expenses	—	(31.6)	—	(94.7)
Goodwill impairment	—	—	—	(85.3)
Interest expense and other income, net	—	(7.0)	0.1	(19.3)
Earnings before income taxes	(0.3)	165.7	(3.4)	245.4
Income taxes	—	(25.9)	0.5	(48.3)
Net earnings from discontinued operations	$(0.3)	$139.8	$(2.9)	$197.1

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Balance Sheets ($ in millions):

	October 1, 2021	December 31, 2020
ASSETS
Other current assets	$—	$30.4
Total assets, discontinued operations	$—	$30.4
LIABILITIES
Current liabilities:
Accrued expenses and other current liabilities	$(1.2)	$(33.3)
Total liabilities, discontinued operations	$(1.2)	$(33.3)
NOTE 4. GOODWILL AND OTHER INTANGIBLES
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2020	$3,268.8	$1,867.9	$2,222.5	$7,359.2
Measurement period adjustments for 2020 acquisitions	0.5	—	(4.0)	(3.5)
Attributable to 2021 acquisitions	897.3	—	—	897.3
Foreign currency translation and other	(13.3)	(19.7)	1.5	(31.5)
Balance, October 1, 2021	$4,153.3	$1,848.2	$2,220.0	$8,221.5
The increase in the goodwill balance of the Intelligent Operating Solutions segment for the nine month period ended October 1, 2021 is a result of the ServiceChannel acquisition. Refer to Note 2 for more information.
During the three and nine month periods ended October 1, 2021, we identified no triggering events indicating a potential impairment of goodwill.

The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	October 1, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,051.8	$(449.4)	$983.3	$(401.1)
Customer relationships and other intangibles	3,106.5	(1,008.8)	2,958.3	(896.8)
Trademarks and trade names	67.2	(2.3)	18.0	(1.4)
Total finite-lived intangibles	4,225.5	(1,460.5)	3,959.6	(1,299.3)
Indefinite-lived intangibles:
Trademarks and trade names	627.0	—	630.3	—
Total intangibles	$4,852.5	$(1,460.5)	$4,589.9	$(1,299.3)
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives.
During the three and nine month periods ended October 1, 2021, we acquired finite-lived intangible assets, consisting primarily of customer relationships, developed technology, and trade names, with a weighted average life of approximately 12 years as a result of the ServiceChannel Acquisition. Refer to Note 2 for additional information on the intangible assets acquired.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 1, 2021
Deferred compensation liabilities	$—	$40.1	$—	$40.1
December 31, 2020
Investment in Vontier	$1,119.2	$—	$—	$1,119.2
Deferred compensation liabilities	—	34.8	—	34.8
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

On October 9, 2020, we completed the Vontier Separation and retained 19.9% of the shares of Vontier common stock outstanding immediately following the Vontier Separation. We did not retain a controlling interest in Vontier and therefore the fair value of our Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020, and subsequent fair value changes are included in our results from continuing operations for the nine month period ended October 1, 2021.
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the 364-day delayed draw term loan due March 22, 2021 (the “Term Loan due March 2021”) and (ii) $683.2 million of the delayed-draw term loan due May 30, 2021 (the “Term Loan due May 2021”). The change in fair value of the Retained Vontier Shares and the resulting gain of $57.0 million was recorded in the nine month period ended October 1, 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the nine month period ended October 1, 2021.
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
We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and nine month periods ended October 1, 2021, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	October 1, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,143.2	$1,164.1	$1,399.8	$1,400.0
Long-term debt, net of current maturities	$1,442.1	$1,627.2	$2,830.3	$3,155.5
As of October 1, 2021 and December 31, 2020, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
The fair values of the current portion of long-term debt and long-term debt were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing. The fair value of cash and cash equivalents, accounts receivable, net, and trade accounts payable, and commercial paper approximates their carrying amount due to the short-term maturities of these instruments.
NOTE 6. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	October 1, 2021	December 31, 2020
3.15% senior unsecured notes due 2026	$894.9	$894.1
4.30% senior unsecured notes due 2046	547.2	547.2
0.875% senior convertible notes due 2022	1,143.2	1,389.0
Term Loan due May 2021	—	1,000.0
Term Loan due March 2021	—	399.8
Long-term debt	2,585.3	4,230.1
Less: current portion of long-term debt	1,143.2	1,399.8
Long-term debt, net of current maturities	$1,442.1	$2,830.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $21 million and $57 million as of October 1, 2021 and December 31, 2020, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2020 Annual Report on Form 10-K for further details of our debt financing.

Debt-for-Equity Exchange
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the nine month period ended October 1, 2021.
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
On February 9, 2021, we repurchased $281 million of the Convertible Notes at fair value using the remaining cash proceeds received from Vontier in the Vontier Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during the nine month period ended October 1, 2021 of $10.5 million. In addition, upon repurchase we recorded $11.6 million as a reduction to additional paid-in capital related to the equity component of the repurchased Convertible Notes.
We recognized $11.1 million and $34.5 million in interest expense during the three and nine month periods ended October 1, 2021, respectively, of which $2.5 million and $7.9 million was related to the contractual coupon rate of 0.875%, $1.5 million and $4.7 million was attributable to the amortization of debt issuance costs and $7.1 million and $21.9 million was attributable to the amortization of the discount for each respective period. We recognized $13.6 million and $40.6 million in interest expense during the three and nine month periods ended September 25, 2020, respectively, of which $3.2 million and $9.5 million related to the contractual coupon rate of 0.875%, $1.8 million and $5.6 million was attributable to the amortization of debt issuance costs, and $8.6 million and $25.5 million was attributable to the amortization of the discount for each respective period. The discount at issuance was $102.2 million and is being amortized over a three-year period. The unamortized discount at October 1, 2021 was $11.0 million.
Prior to November 15, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the business day immediately preceding the maturity date of the Convertible Notes.

Classification of Debt Due within the Next Twelve Months
Our Convertible Senior Notes are recorded in the Current portion of long-term debt line item in the Consolidated Condensed Balance Sheet as of October 1, 2021.
Other Liquidity Sources
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 and 183 days, respectively.
Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with the Term Loan due March 2021 that was retired in the Debt-for-Equity Exchange. In August 2021, we resumed borrowing under our Commercial Paper Program to fund, in part, the ServiceChannel acquisition.
Interest expense on commercial paper is paid at maturity and is generally based on our credit ratings at the time of issuance and prevailing short-term interest rates.

The details of our outstanding Commercial Paper Programs as of October 1, 2021 were as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$215.0	0.19%	12
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of October 1, 2021, no borrowings were outstanding under the Revolving Credit Facility.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $77 million as of October 1, 2021 and $56 million as of December 31, 2020.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of October 1, 2021 and December 31, 2020, we had $28 million and $31 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Condensed Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our revenue-related contract assets were immaterial during the three and nine month periods ended October 1, 2021 and September 25, 2020.
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
Our contract liabilities consisted of the following ($ in millions):

	October 1, 2021	December 31, 2020
Deferred revenue - current	$400.5	$376.4
Deferred revenue - noncurrent	30.8	34.2
Total contract liabilities	$431.3	$410.6
During the three and nine month periods ended October 1, 2021, we recognized revenue related to our contract liabilities at December 31, 2020 of $82 million and $270 million, respectively. The change in our contract liabilities from December 31, 2020 to October 1, 2021 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from October 1, 2021, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

October 1, 2021
Intelligent Operating Solutions	$109.4
Precision Technologies	25.9
Advanced Healthcare Solutions	7.9
Total remaining performance obligations	$143.2
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 55 percent within the next two years, approximately 85 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three month period ended October 1, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,105.6	$462.7	$401.0	$241.9
Sales of services	193.9	72.7	54.7	66.5
Total	$1,299.5	$535.4	$455.7	$308.4

Geographic:
United States	$683.7	$283.8	$234.6	$165.3
China	154.8	48.8	75.8	30.2
All other (each country individually less than 5% of total sales)	461.0	202.8	145.3	112.9
Total	$1,299.5	$535.4	$455.7	$308.4

End markets:(a)
Direct sales:
Medical	$327.6	$10.5	$30.7	$286.4
Industrial & Manufacturing	313.5	204.4	103.2	5.9
Utilities & Power	97.3	55.3	42.0	—
Government	100.1	54.6	33.4	12.1
Communication, Electronics & Semiconductor	103.4	30.6	72.3	0.5
Aerospace & Defense	60.6	—	60.6	—
Oil & Gas	64.6	62.4	2.2	—
Retail & Consumer	52.1	31.5	20.6	—
Other	117.7	56.5	61.1	0.1
Total direct sales	1,236.9	505.8	426.1	305.0
Distributors	62.6	29.6	29.6	3.4
Total	$1,299.5	$535.4	$455.7	$308.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month period ended September 25, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$988.1	$409.3	$366.2	$212.6
Sales of services	171.7	49.8	52.3	69.6
Total	$1,159.8	$459.1	$418.5	$282.2

Geographic:
United States	$610.6	$241.1	$213.9	$155.6
China	142.0	43.2	71.0	27.8
All other (each country individually less than 5% of total sales)	407.2	174.8	133.6	98.8
Total	$1,159.8	$459.1	$418.5	$282.2

End markets:(a)
Direct sales:
Medical	$304.7	$9.2	$29.7	$265.8
Industrial & Manufacturing	259.8	168.6	86.1	5.1
Utilities & Power	89.1	51.1	38.0	—
Government	86.2	42.3	36.4	7.5
Communications, Electronics & Semiconductor	73.2	28.8	43.9	0.5
Aerospace & Defense	66.3	8.6	57.7	—
Oil & Gas	54.7	52.5	2.2	—
Retail & Consumer	39.1	20.4	18.7	—
Other	117.6	52.4	65.2	—
Total direct sales	1,090.7	433.9	377.9	278.9
Distributors	69.1	25.2	40.6	3.3
Total	$1,159.8	$459.1	$418.5	$282.2

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the nine month period ended October 1, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,318.8	$1,394.1	$1,211.6	$713.1
Sales of services	559.6	194.0	163.4	202.2
Total	$3,878.4	$1,588.1	$1,375.0	$915.3

Geographic:
United States	$1,976.1	$808.7	$690.0	$477.4
China	482.6	162.0	234.3	86.3
All other (each country individually less than 5% of total sales)	1,419.7	617.4	450.7	351.6
Total	$3,878.4	$1,588.1	$1,375.0	$915.3

End markets:(a)
Direct sales:
Medical	$983.0	$28.3	$99.6	$855.1
Industrial & Manufacturing	927.9	601.6	308.6	17.7
Utilities & Power	290.0	166.8	123.2	—
Government	287.0	150.7	105.7	30.6
Communication, Electronics & Semiconductor	288.8	90.9	196.2	1.7
Aerospace & Defense	181.7	—	181.7	—
Oil & Gas	194.6	186.9	7.7	—
Retail & Consumer	142.2	73.7	68.5	—
Other	379.9	184.3	195.5	0.1
Total direct sales	3,675.1	1,483.2	1,286.7	905.2
Distributors	203.3	104.9	88.3	10.1
Total	$3,878.4	$1,588.1	$1,375.0	$915.3

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the nine month period ended September 25, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,820.6	$1,189.4	$1,036.6	$594.6
Sales of services	488.9	149.4	150.5	189
Total	$3,309.5	$1,338.8	$1,187.1	$783.6

Geographic:
United States	$1,773.8	$710.7	$616.4	$446.7
China	391.5	130.4	192.5	68.6
All other (each country individually less than 5% of total sales)	1,144.2	497.7	378.2	268.3
Total	$3,309.5	$1,338.8	$1,187.1	$783.6

End markets:(a)
Direct sales:
Medical	$849.1	$28.7	$84.5	$735.9
Industrial & Manufacturing	750.7	490.3	244.8	15.6
Utilities & Power	257.1	148.6	108.5	—
Government	244.0	119.6	102.6	21.8
Communications, Electronics & Semiconductor	201.0	79.8	119.9	1.3
Aerospace & Defense	179.5	15.4	164.1	—
Oil & Gas	164.3	155.4	8.9	—
Retail & Consumer	123.1	64.3	58.8	—
Other	342.2	163.3	178.9	—
Total direct sales	3,111.0	1,265.4	1,071.0	774.6
Distributors	198.5	73.4	116.1	9.0
Total	$3,309.5	$1,338.8	$1,187.1	$783.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

NOTE 8. PENSION PLANS
For a full description of our noncontributory defined benefit pension plans refer to Note 12 of our 2020 Annual Report on Form 10-K.
The following sets forth the components of our net periodic costs associated with our noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
U.S. Pension Benefits:
Interest cost	$0.3	$0.3	$0.7	$0.9
Expected return on plan assets	(0.3)	(0.3)	(0.7)	(0.9)
Net periodic pension cost	$—	$—	$—	$—

Non-U.S. Pension Benefits:
Service cost	$1.0	$1.1	$3.0	$3.3
Interest cost	0.7	1.0	2.3	3.0
Expected return on plan assets	(1.3)	(1.4)	(3.9)	(4.0)
Amortization of net loss	1.0	1.1	3.2	3.1
Amortization of prior service cost	0.1	0.1	0.3	0.3
Net periodic pension cost	$1.5	$1.9	$4.9	$5.7

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
Employer Contributions
During 2021, our cash contribution requirements for our non-U.S. and U.S. defined benefit plans for Fortive’s pension plans are expected to be approximately $11 million and $1 million, respectively. The actual amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
NOTE 9. INCOME TAXES

Our effective tax rate for the three and nine month periods ended October 1, 2021 was 13.2% and 11.1% as compared to 13.4% and 17.7%, respectively, for the three and nine month periods ended September 25, 2020. The effective tax rate for the three month period ended October 1, 2021 was relatively consistent with the effective tax rate for the three month period ended September 25, 2020. The year-over-year decrease in the effective tax rate for the nine month period ended October 1, 2021 as compared to the nine month period ended September 25, 2020 was due primarily to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange, a reduction to our uncertain tax positions, and increases in certain federal tax benefits for the nine month period ended October 1, 2021. Additionally, the tax costs incurred during the nine month period ended September 25, 2020 associated with the repatriation of a portion of our previously reinvested earnings outside of the United States contributed to the year-over year decrease in the effective tax rate for the nine month period ended October 1, 2021.
Our effective tax rate for the three and nine month periods ended October 1, 2021 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act, U.S. federal permanent differences, the impact of credits and deductions provided by law, and a reduction in our uncertain tax positions. Specific to the nine month period ended October 1, 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange. Specific to the nine month period ended September 25, 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to the repatriation of a portion of our previously reinvested earnings outside of the United States.

NOTE 10. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards, and performance stock awards (collectively, “Stock Awards”), stock options, or any other stock-based award. As of October 1, 2021, approximately 19 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2020 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Stock Awards:
Pretax compensation expense	$11.3	$9.5	$34.0	$27.7
Income tax benefit	(2.1)	(1.7)	(5.9)	(4.6)
Stock Award expense, net of income taxes	9.2	7.8	28.1	23.1
Stock options:
Pretax compensation expense	7.1	6.1	21.2	17.6
Income tax benefit	(1.3)	(0.8)	(3.8)	(2.6)
Stock option expense, net of income taxes	5.8	5.3	17.4	15.0
Total stock-based compensation:
Pretax compensation expense	18.4	15.6	55.2	45.3
Income tax benefit	(3.4)	(2.5)	(9.7)	(7.2)
Total stock-based compensation expense, net of income taxes	$15.0	$13.1	$45.5	$38.1
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of October 1, 2021. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$89.6
Stock options	55.2
Total unrecognized compensation cost	$144.8

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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2020	$24.9
Accruals for warranties issued during the period	13.0
Settlements made	(12.1)
Balance, October 1, 2021	$25.8
Leases
Operating lease cost for the three month periods ended October 1, 2021 and September 25, 2020 was $15 million and $14 million, respectively. Operating lease cost for the nine month periods ended October 1, 2021 and September 25, 2020 was $45 million and $44 million, respectively. During the nine month periods ended October 1, 2021 and September 25, 2020, cash paid for operating leases included in operating cash flows was $40 million and $37 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $24 million and $34 million during the nine month periods ended October 1, 2021 and September 25, 2020, respectively.
NOTE 12. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three month periods ended October 1, 2021 and September 25, 2020 were 0.2 million and 5.3 million, respectively. There were 0.3 million and 5.5 million anti-dilutive options excluded for the nine month periods ended October 1, 2021 and September 25, 2020, respectively.
As described in Note 6, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the three and nine month periods ended October 1, 2021 and September 25, 2020.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Numerator
Net earnings from continuing operations	$151.1	$86.0	$444.8	$200.6
Mandatory convertible preferred stock cumulative dividends	—	(17.3)	(34.5)	(51.8)
Net earnings attributable to common stockholders from continuing operations	$151.1	$68.7	$410.3	$148.8

Denominator
Weighted average common shares outstanding used in basic earnings per share	358.9	337.6	345.6	337.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.3	3.2	3.2	2.9
Weighted average common shares outstanding used in diluted earnings per share	362.2	340.8	348.8	340.2

Net earnings from continuing operations per common share - Basic	$0.42	$0.20	$1.19	$0.44
Net earnings from continuing operations per common share - Diluted	$0.42	$0.20	$1.18	$0.44

We declared and paid cash dividends per common share for the periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2021, and declared and paid the final dividend in the second quarter of 2021, while the MCPS dividends for the first, second and third quarter of 2020 were declared, accrued, and paid as follows:

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2021:
First quarter	$0.07	$23.7	$12.5	$17.3
Second quarter	0.07	23.7	12.5	17.2
Third quarter	0.07	25.2	—	—
Total	$0.21	$72.6	$25.0	$34.5

2020:
First quarter	$0.07	$23.5	$12.5	$17.3
Second quarter	0.07	23.6	12.5	17.2
Third quarter	0.07	23.6	12.5	17.3
Total	$0.21	$70.7	$37.5	$51.8

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

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales:
Intelligent Operating Solutions	$535.4	$459.1	$1,588.1	$1,338.8
Precision Technologies	455.7	418.5	1,375.0	1,187.1
Advanced Healthcare Solutions	308.4	282.2	915.3	783.6
Total	$1,299.5	$1,159.8	$3,878.4	$3,309.5
Operating Profit:
Intelligent Operating Solutions	$90.0	$77.5	$313.4	$213.0
Precision Technologies	101.1	82.1	301.1	232.7
Advanced Healthcare Solutions	34.4	1.8	75.8	(15.9)
Other	(24.7)	(23.8)	(80.6)	(74.2)
Total Operating Profit	200.8	137.6	609.7	355.6
Interest expense, net	(25.1)	(36.9)	(78.0)	(111.7)
Loss on extinguishment of debt	—	—	(104.9)	—
Gain on investment in Vontier Corporation	—	—	57.0	—
Gain on litigation dismissal	—	—	26.0	—
Other non-operating expense, net	(1.6)	(1.4)	(9.5)	(0.3)
Earnings from continuing operations before income taxes	$174.1	$99.3	$500.3	$243.6

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
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the nine month period ended October 1, 2021.
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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include, among others, the following:
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
•The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate.
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
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 47% of our sales derived from customers outside of the United States in 2020. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we use general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high growth markets, trends and costs associated with a global labor force, and consolidation of our competitors. We define high growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend, in particular, on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, attract relevant talent and retain, grow, and empower our talented workforce, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.
ServiceChannel Acquisition
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of software as a service (“SAAS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $36 million of deferred compensation consideration that will be recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $897 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
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
Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Following the Principal Closing Date, management continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Condensed Balance Sheet and recorded the gain on litigation dismissal of $26 million within Non-operating income (expense), net in our Consolidated Condensed Statements of Earnings during the nine month period ended October 1, 2021.
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
Refer to Note 11 of our 2020 Annual Report on Form 10-K and Note 6 to the consolidated condensed financial statements for the description of the debt repayments made subsequent to the Distribution Date. Interest expense and extinguishment costs related to the debt retired during the first quarter of 2021 are included in our results from continuing operations for the nine month period ended October 1, 2021.

The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated condensed financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented. Fortive did not retain a controlling interest in Vontier and therefore the Retained Vontier Shares were included in our assets of continuing operations as of December 31, 2020 and subsequent fair value changes in the Retained Vontier Shares prior to the Debt-for-Equity Exchange are included in our results from continuing operations for the nine month period ended October 1, 2021.
In connection with the Vontier Separation, Fortive and Vontier entered into various agreements to effect the Vontier Separation and provide a framework for Vontier’s relationship with Fortive after the Vontier Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System license agreement, and a stockholder’s and registration rights agreement (the “Agreements”). These Agreements govern the Vontier Separation between Fortive and Vontier of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after the Vontier Separation and also govern certain relationships between Fortive and Vontier after the Vontier Separation. The impact of these services on our consolidated condensed financial statements was immaterial.
Segment Presentation
In light of the Vontier Separation, we changed our internal reporting structure on the first day of the fourth quarter of 2020, September 26, 2020, to reflect organizational and leadership changes that allow us to better assess the operational performance of, and allocate resources to, our businesses. Our chief operating decision maker assesses performance and allocates resources based on our new operating segments, which are also our new reportable segments. Our new reportable segments are comprised of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. All prior period segment information has been restated to reflect our new reportable segments.
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
Business Performance and Outlook
COVID-19 directly impacted our business and operating results during the three and nine month periods ended September 25, 2020, as we experienced a decline in demand from customers in nonessential end-markets and reduced demand resulting from macroeconomic disruption or disruption in adjacent end markets. Our results were severely impacted within certain geographies, most notably Asia in the first quarter of 2020, and North America and Europe in the second quarter of 2020, as virus control measures in varying magnitude were deployed in those geographies at varying times. As such, the year-over-year comparisons for the three and nine month periods ended October 1, 2021 reflect the greater detrimental impacts of COVID-19 on our 2020 results.

Business Performance For the Period Ended October 1, 2021
Overall demand for our products and services has continued to accelerate during the three and nine month periods ended October 1, 2021, as the distribution and administration of vaccinations in developed countries has led to easing of virus control measures. For the three and nine month periods ended October 1, 2021, aggregate year-over-year sales increased 12.0% and 17.2%, respectively, and were largely driven by increased demand from our existing businesses. Sales from existing businesses increased 9.1% and 12.9% during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020, reflecting positive, broad-based momentum and focused execution across our portfolio, most notably within our short-cycle industrial and SAAS businesses.
Geographically, year-over-year sales from existing businesses in both high growth and developed markets increased at a high single-digit rate during three month period ended October 1, 2021, driven by high single-digit growth in North America and Europe, greater than 20% growth in Latin America, and mid-single-digit growth in Asia. During the nine month period ended October 1, 2021, year-over-year sales from existing businesses in developed and high growth markets increased at a low double-digit rate and at a rate in the mid-teens, respectively, driven by low double-digit growth in North America and Asia, growth at a rate in the mid-teens in Europe, and greater than 20% growth in Latin America.
Year-over-year price increases contributed 2.2% and 1.5% to sales growth during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses. For the three month period ended October 1, 2021, price increases outpaced material cost increases.
During the third quarter of 2021, widespread supply chain challenges due to labor, raw material, and component shortages as well as logistics issues with port congestion affected multiple industries and raised material and shipping costs. Our supply chain was largely responsive to these dynamics and we successfully implemented solutions to effectively support our near-term operations, countermeasure production material shortages and distribution limitations, and manage product margins to drive year-over-year growth and market share gains in the third quarter of 2021. However, due to the widespread supply chain and logistics issues, demand outpaced our ability to deliver products, order growth significantly outpaced revenue growth, and our backlog grew substantially during the quarter.
Further, we have increased the employee capacity at the majority of our facilities in compliance with local COVID-19 guidelines and have implemented additional safety and space management protocols to help ensure the health and safety of our employees. We plan to be in compliance with vaccine mandates, including the September 9, 2021 Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Executive Order”), to the extent applicable to us.
Outlook
Our results in the third quarter of 2021 demonstrated broad-based demand across our portfolio, which we expect to continue in the fourth quarter of 2021. We expect year-over-year revenue from sales of our products and services to increase between 6.5% and 8.5% in the fourth quarter of 2021 and between 14% and 14.5% for the year ending December 31, 2021, based on our current assumptions about easing global virus control measures, continued recovery of certain end markets, elective surgery rates remaining below pre-pandemic levels, the availability of electronic components and our ability to convert backlog, and sustaining workforce levels and manufacturing capacity.
While we expect the positive, broad-based momentum in demand across our portfolio to continue in the fourth quarter of 2021, we will continue deploying and applying the Fortive Business System to help drive near-term performance by actively managing our supply chain and continuing to collaborate with our customers and suppliers to minimize anticipated material and component delays and production and logistics disruptions. We expect these supply chain challenges and inflationary pressures will continue during the fourth quarter of 2021; however, we believe we will largely offset these inflationary cost pressures with price increases and other countermeasures.

Additionally, we are monitoring the risks of new COVID-19 variants which may be more contagious or severe, or less responsive to treatment and vaccines, and may impact the rate that virus control measures ease or become more restrictive, which could impact our future results. Further, we are monitoring the impact of vaccine mandates, including the Executive Order, on our workforce, supply chain, and global manufacturing capacity.
We are also continuing to monitor any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, relations between the U.S. and China, and we are continuing to evaluate the impacts of proposed and recently enacted legislation on our business and the potential impacts of various investment and taxation policy initiatives in the United States and by the Organisation for Economic Co-operation and Development. As of the filing date of this report, we are unable to quantify the anticipated impacts on our financial results for the year ending December 31, 2021, if any, and any impact in future periods, and will continue monitoring these developments.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three and nine month periods ended October 1, 2021 as compared to the comparable periods of 2020:
Components of Sales Growth

	% Change Three Months Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Months Ended October 1, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	12.0%	17.2%
Existing businesses (Non-GAAP)	9.1%	12.9%
Acquisitions (Non-GAAP)	1.7%	2.0%
Currency exchange rates (Non-GAAP)	1.2%	2.3%
Operating Profit Margins
Operating profit margin was 15.5% for the three month period ended October 1, 2021, an increase of 360 basis points as compared to 11.9% in the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, and to a lesser extent, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher year-over-year employee compensation costs and higher selling, general, and administrative expenses (“SG&A costs”) due to broad cost reduction efforts in the comparable period of 2020 that reduced expenses to better align with reductions in demand and higher freight and logistics costs — favorable 325 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less during the three month period ended October 1, 2021 than those recognized during the comparable period in 2020 — favorable 15 basis points
•The year-over-year effect of amortization from existing businesses — favorable 70 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue — unfavorable 50 basis points

Operating profit margin was 15.7% for the nine month period ended October 1, 2021, an increase of 500 basis points as compared to 10.7% in the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses and price increases, and to a lesser extent, lower year-over-year material costs, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and a favorable sales mix, which were partially offset by higher year-over-year employee compensation costs and higher SG&A costs due to broad cost reduction efforts in the comparable periods of 2020 that reduced expenses to better align with reductions in demand and higher freight and logistics costs — favorable 270 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the nine month period ended October 1, 2021 than those recognized in the comparable period in 2020 — favorable 110 basis points
•The year-over-year effect of amortization from existing businesses — favorable 100 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the nine month period ended October 1, 2021 than those recognized in the comparable period in 2020 — favorable 20 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Intelligent Operating Solutions	$535.4	$459.1	$1,588.1	$1,338.8
Precision Technologies	455.7	418.5	1,375.0	1,187.1
Advanced Healthcare Solutions	308.4	282.2	915.3	783.6
Total	$1,299.5	$1,159.8	$3,878.4	$3,309.5
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

Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$535.4	$459.1	$1,588.1	$1,338.8
Operating profit	90.0	77.5	313.4	213.0
Depreciation	6.1	7.4	18.3	27.2
Amortization	40.9	37.6	116.8	113.4
Operating profit as a % of sales	16.8%	16.9%	19.7%	15.9%
Depreciation as a % of sales	1.1%	1.6%	1.2%	2.0%
Amortization as a % of sales	7.6%	8.2%	7.4%	8.5%
Components of Sales Growth

	% Change Three Months Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Months Ended October 1, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	16.6%	18.6%
Existing businesses (Non-GAAP)	13.1%	14.7%
Acquisitions (Non-GAAP)	2.2%	1.3%
Currency exchange rates (Non-GAAP)	1.3%	2.6%
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions increased 13.1% and 14.7% during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020. The year-over-year results for both respective periods were driven by broad-based increases in demand, particularly from our industrial channel partners, critical safety, facilities, and maintenance SAAS product offerings, and portable gas detection instruments. The results during the nine month period ended October 1, 2021 were partially offset by a decline in demand for our industrial imaging products, as demand for those products was elevated during the comparable period in 2020 for COVID-19 monitoring.
Geographically, demand from existing businesses in our Intelligent Operating Solutions segment increased in both developed and high growth markets during the three and nine month periods ended October 1, 2021. The results in both respective periods were driven by growth in every major geography, led by North America and Europe, and to a lesser extent, China and Latin America.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 2.1% and 1.6% to sales growth during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 10 basis points during the three month period ended October 1, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, and to a lesser extent, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher SG&A costs due to broad cost reduction efforts in the comparable period of 2020 that reduced expenses to better align with reductions in demand and higher year-over-year material and freight costs — favorable 310 basis points
•The year-over-year effect of amortization from existing businesses — favorable 120 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue — unfavorable 200 basis points
•The incremental year-over-year dilutive effect of acquisition-related transaction costs — unfavorable 240 basis points

Operating profit margin increased 380 basis points during the nine month period ended October 1, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, a favorable sales mix, and to a lesser extent, lower year-over-year material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher year-over-year employee compensation and SG&A costs due to broad cost reduction efforts in the comparable period of 2020 that reduced expenses to better align with reductions in demand and increased investment in key growth and innovation initiatives — favorable 370 basis points
•The year-over-year effect of amortization from existing businesses — favorable 130 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The incremental year-over-year net dilutive effect of acquisition-related transaction costs — unfavorable 90 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue — unfavorable 30 basis points
PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$455.7	$418.5	$1,375.0	$1,187.1
Operating profit	101.1	82.1	301.1	232.7
Depreciation	6.3	6.0	18.9	19.4
Amortization	4.2	4.2	12.7	13.0
Operating profit as a % of sales	22.2%	19.6%	21.9%	19.6%
Depreciation as a % of sales	1.4%	1.4%	1.4%	1.6%
Amortization as a % of sales	0.9%	1.0%	0.9%	1.1%
Components of Sales Growth

	% Change Three Months Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Months Ended October 1, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	8.9%	15.8%
Existing businesses (Non-GAAP)	7.7%	13.7%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	1.2%	2.1%
Year-over-year sales of products and services from existing businesses of Precision Technologies increased 7.7% and 13.7% during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020. The year-over-year results for both respective periods were driven by broad-based demand for test and measurement instruments, increased demand for sensing technologies in the industrial and semiconductor end markets, and increased demand for energetic materials, which were partially offset by a decrease in demand in the medical end market for ventilator components that supported COVID-19 patient treatment efforts in the comparable periods of 2020.
Geographically, demand from existing businesses in our Precision Technologies segment increased in developed markets and slightly declined in high growth markets during the three month period ended October 1, 2021, driven by growth in North America, Europe, and Asia that was partially offset by slight declines in Latin America and Middle East and Africa. For the

nine month period ended October 1, 2021, demand increased in both developed and high growth markets and the results were driven by growth in every major geography, led by North America, Asia, and Europe.
Year-over-year price increases in our Precision Technologies segment contributed 2.3% and 1.5% to sales growth during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 260 basis points during the three month period ended October 1, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher year-over-year employee compensation expense, and to a lesser extent, higher material and freight costs — favorable 250 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
Operating profit margin increased 230 basis points during the nine month period ended October 1, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives, and to a lesser extent, lower year-over-year material costs, which were partially offset by higher year-over-year employee compensation costs and an unfavorable sales mix — favorable 210 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$308.4	$282.2	$915.3	$783.6
Operating profit	34.4	1.8	75.8	(15.9)
Depreciation	4.9	4.2	15.6	12.1
Amortization	35.3	35.3	105.9	106.3
Operating profit as a % of sales	11.2%	0.6%	8.3%	(2.0)%
Depreciation as a % of sales	1.6%	1.5%	1.7%	1.5%
Amortization as a % of sales	11.4%	12.5%	11.6%	13.6%

Components of Sales Growth

	% Change Three Months Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Months Ended October 1, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	9.3%	16.8%
Existing businesses (Non-GAAP)	4.7%	8.7%
Acquisitions (Non-GAAP)	3.7%	6.0%
Currency exchange rates (Non-GAAP)	0.9%	2.1%
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 4.7% and 8.7% during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020. The year-over-year results in the three month period ended October 1, 2021 were driven by increased demand for sterilization capital equipment and consumables, radiation safety monitoring, and surgical instrument tracking SAAS products. The year-over-year results in the nine month period ended October 1, 2021 were driven by increased demand for sterilization capital equipment and consumables, radiation safety monitoring, cell therapy equipment design and manufacturing, and surgical instrument tracking SAAS products.
Several of our Advanced Healthcare Solutions businesses are impacted by elective surgical procedure volumes, which decreased from pre-COVID-19 levels at a rate in the low teens across most major geographic markets during the third quarter of 2021. We expect elective surgical procedure volumes in the fourth quarter of 2021 to remain largely consistent with those realized in the third quarter of 2021 and continue to be below 2019 benchmark rates by a high single-digit rate.
Geographically, demand from existing businesses in our Advanced Healthcare Solutions segment increased in both developed and high growth markets during the three and nine month periods ended October 1, 2021. The results in both respective periods were driven by growth in North America and Asia, and growth in Europe contributed to the results in the nine month period ended October 1, 2021.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 2.3% and 1.4% to sales growth during the three and nine month periods ended October 1, 2021, respectively, as compared to the comparable periods of 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 1,060 basis points during the three month period ended October 1, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, a favorable sales mix, price increases, and to a lesser extent, lower year-over-year material costs, which were partially offset by higher year-over-year employee compensation costs and changes in foreign currency exchange rates — favorable 380 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the three month period ended October 1, 2021 than those recognized in the comparable period in 2020 — favorable 460 basis points
•The year-over-year effect of amortization from existing businesses — favorable 105 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the three month period ended October 1, 2021 than those recognized in the comparable period in 2020 — favorable 115 basis points
Operating profit margin increased 1,030 basis points during the nine month period ended October 1, 2021 as compared to the comparable period of 2020. Year-over-year operating profit margin comparisons were favorably impacted by:
•Higher year-over-year sales volumes from existing businesses, a favorable sales mix, price increases, and to a lesser extent, lower year-over-year material costs, which were partially offset by higher year-over-year freight and logistics costs and higher year-over-year employee compensation costs — favorable 105 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the nine month period ended October 1, 2021 than those recognized in the comparable period in 2020 — favorable 610 basis points
•The year-over-year effect of amortization from existing businesses — favorable 190 basis points

•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in the nine month period ended October 1, 2021 than those recognized in the comparable period in 2020 — favorable 125 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$1,299.5	$1,159.8	$3,878.4	$3,309.5
Cost of sales	(555.3)	(508.2)	(1,666.8)	(1,463.1)
Gross profit	$744.2	$651.6	$2,211.6	$1,846.4
Gross profit margin	57.3%	56.2%	57.0%	55.8%
The year-over-year increase in cost of sales during the three month period ended October 1, 2021, as compared to the comparable period in 2020, is due primarily to higher year-over-year sales volumes from existing businesses, and to a lesser extent, incremental expenses from our recently acquired businesses and higher year-over material and freight and logistics costs, which were partially offset by restructuring and productivity and improvement initiatives. The year-over-year increase in cost of sales during the nine month period ended October 1, 2021, as compared to the comparable period in 2020, is due primarily to higher year-over-year sales volumes from existing businesses, which was partially offset by lower year-over material costs and productivity improvement initiatives. Year-over-year changes in currency exchange rates increased cost of sales during the three and nine month periods ended October 1, 2021.
The year-over-year increase in gross profit and gross profit margin for the three and nine month periods ended October 1, 2021, as compared to the comparable periods in 2020, is due primarily to higher year-over-year sales volumes, price increases, and a favorable sales mix, which were partially offset by changes in foreign currency exchange rates and higher freight and logistics costs. Gross profit and gross profit margin for the three month period ended October 1, 2021 were also unfavorably impacted by higher year-over-year material costs.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$1,299.5	$1,159.8	$3,878.4	$3,309.5
Selling, general and administrative (“SG&A”) expenses	455.6	434.8	1,340.1	1,253.4
Research and development (“R&D”) expenses	87.8	79.2	261.8	237.4
SG&A as a % of sales	35.1%	37.5%	34.6%	37.9%
R&D as a % of sales	6.8%	6.8%	6.8%	7.2%
SG&A expenses increased during the three and nine month periods ended October 1, 2021 as compared to the comparable periods of 2020. The year-over-year increase in SG&A expenses for both respective periods was primarily driven by higher employee compensation costs and SG&A expenses due to broad cost reduction efforts in the comparable periods of 2020 to better align with reductions in demand, and to a lesser extent, changes in foreign currency exchange rates. Lower year-over-year net acquisition-related costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives partially offset the increase in SG&A expenses in both respective periods. Incremental SG&A expenses and amortization from ServiceChannel also impacted the results for the three month period ended October 1, 2021.
On a year-over-year basis, SG&A expenses as a percentage of sales decreased 240 and 330 basis points during the three and nine month periods ended October 1, 2021, respectively, primarily due to demand for our products and services which grew at a faster rate than our fixed costs. Additionally, lower year-over-year net acquisition-related costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives reduced SG&A expenses as a percentage of sales.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the three and nine months ended October 1, 2021 as compared to the comparable periods of 2020 primarily due to targeted investments in key growth initiatives and innovation. On a year-over-year basis, R&D expenses were flat as a percentage of sales during the three month period ended October 1, 2021. During the nine month period ended October 1, 2021, R&D expenses decreased as a percentage of sales, reflecting demand for our products and services that grew at a faster rate than our investments in key growth initiatives and innovation.

INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 6 to the consolidated condensed financial statements.
Net interest expense for the three and nine month periods ended October 1, 2021 was $25 million and $78 million compared to $37 million and $112 million for the three and nine month periods ended September 25, 2020, respectively. The year-over-year decrease in interest expense was due to lower year-over-year average debt balances.
INCOME TAXES
Our effective tax rate for the three and nine month periods ended October 1, 2021 was 13.2% and 11.1% as compared to 13.4% and 17.7%, respectively, for the three and nine month periods ended September 25, 2020. The effective tax rate for the three month period ended October 1, 2021 was relatively consistent with the effective tax rate for the three month period ended September 25, 2020. The year-over-year decrease in the effective tax rate for the nine month period ended October 1, 2021 as compared to the nine month period ended September 25, 2020 was due primarily to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange, a reduction to our uncertain tax positions, and increases in certain federal tax benefits for the nine month period ended October 1, 2021. Additionally, the tax costs incurred during the nine month period ended September 25, 2020 associated with the repatriation of a portion of our previously reinvested earnings outside of the United States contributed to the year-over year decrease in the effective tax rate for the nine month period ended October 1, 2021.
Our effective tax rate for the three and nine month periods ended October 1, 2021 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act, U.S. federal permanent differences, the impact of credits and deductions provided by law, and a reduction in our uncertain tax positions. Specific to the nine month period ended October 1, 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange. Specific to the nine month period ended September 25, 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to the repatriation of a portion of our previously reinvested earnings outside of the United States.
COMPREHENSIVE INCOME
Comprehensive income decreased by $175 million during the three month period ended October 1, 2021 as compared to the comparable period in 2020 due primarily to unfavorable changes in foreign currency translation adjustments of $100 million and net earnings that were lower by $75 million.
Comprehensive income increased by $29 million during the nine month period ended October 1, 2021 as compared to the comparable period in 2020 due primarily to net earnings that were higher by $44 million, partially offset by unfavorable changes in foreign currency translation adjustments of $17 million.
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
We have generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with a 364-day delayed-draw term loan due March 22, 2021 (the “Term Loan due March 2021”) that was subsequently retired in the Debt-for-Equity Exchange. In August 2021, we resumed borrowing under our Commercial Paper Program to fund, in part, the ServiceChannel acquisition.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of October 1, 2021, no borrowings were outstanding under the Revolving Credit Facility.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the nine month period ended October 1, 2021:

	Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020
Total operating cash provided by continuing operations	$705.9	$648.3

Cash paid for acquisitions, net of cash received	$(1,156.7)	$(15.2)
Payments for additions to property, plant and equipment	(28.0)	(58.9)
All other investing activities	1.1	5.3
Total investing cash used in continuing operations	$(1,183.6)	$(68.8)

Net proceeds from (repayment of) commercial paper borrowings	$215.0	$(1,141.9)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs of $8 million in 2020	—	741.7
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(250.0)
Payment of common stock cash dividend to shareholders	(72.6)	(70.7)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(34.5)
All other financing activities	18.1	(0.6)
Total financing cash used in continuing operations	$(485.1)	$(756.0)
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $706 million during the first nine months of 2021, an increase of $58 million, or 9%, as compared to the comparable period of 2020. The year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings for the first nine months of 2021 as compared to the comparable period in 2020. Net earnings for the nine month period ended October 1, 2021 were impacted by a year-over-year increase in operating profit of $254 million, a decrease in net interest expense of $34 million associated with the net repayment of debt, a gain on the Retained Vontier Shares of $57 million and a gain on litigation dismissal of $26 million, which were partially offset by the loss on extinguishment of debt of $105 million. The gain on the Retained Vontier Shares and litigation dismissal, and substantially all of the loss on the extinguishment of debt, are non-cash items that impact net earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable used $52 million of cash during the first nine months of 2021 as compared to providing $64 million in the comparable period of 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $55 million of cash during the first nine months of 2021 as compared to providing $45 million of cash in the comparable period of 2020. The year over year change was largely driven by the funding of the $36 million deferred compensation liability associated with the ServiceChannel acquisition, which was paid into escrow upon closing of the transaction, and various compensation and benefit payments.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures, and increased $1.1 billion during the nine month period ended October 1, 2021 as compared to the comparable period of 2020. The increase in investing cash flows was due to the $1.2 billion acquisition of ServiceChannel that was partially offset by a year-over-year decrease in capital expenditures of $31 million largely due to higher spending in the comparable period in 2020 related to the integration of the ASP business.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ending December 31, 2021, we expect capital spending to be approximately $50 million, although actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders.
Financing activities from continuing operations used cash of $485 million during the nine month period ended October 1, 2021, reflecting the following transactions:
•On January 21, 2021, we repaid the remaining $317 million outstanding of the Delayed-Draw Term Loan Due 2020 using the cash proceeds received from Vontier in the Vontier Separation.
•On February 9, 2021, we repurchased $281 million of the 0.875% Convertible Senior Notes due 2022 using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during the nine month period ended October 1, 2021 of $10.5 million.
•During the third quarter of 2021, we resumed borrowing under our Commercial Paper Programs to fund, in part, the ServiceChannel acquisition. As of October 1, 2021, commercial paper outstanding under the U.S. dollar-denominated commercial paper program had a weighted annual effective rate of 0.19% and a weighted average remaining maturity of approximately 12 days.
In the comparable 2020 period, financing activities from continuing operations used $756 million of cash, reflecting borrowings from our Term Loan due March 2021, which were more than offset by repayments of commercial paper of $1.1 billion and $250 million of our 2020 Term Loan.
On January 19, 2021, we completed the non-cash Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the nine month period ended October 1, 2021.
Refer to Note 6 to the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
Aggregate cash payments for preferred and common stock dividends paid to shareholders during the nine month period ended October 1, 2021 were $107 million and are recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
Cash and Cash Requirements
As of October 1, 2021, we held approximately $838 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less that yielded insignificant interest income during the three and nine month periods ended October 1, 2021. Approximately 80% of the $838 million of cash and equivalents we held as of October 1, 2021 was held outside of the United States.

We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our pension plans as required, pay dividends to shareholders, and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions and repayment of maturing debt, we may also borrow under our commercial paper programs or credit facilities or enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under our commercial paper programs. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
As of October 1, 2021, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine month periods ended October 1, 2021 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2020 Annual Report on Form 10-K. There were no material changes during the three and nine month periods ended October 1, 2021 to the information reported in our 2020 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2020 Annual Report on Form 10-K. There were no material changes during the quarter ended October 1, 2021 to the risk factors reported in the “Risk Factors” section of our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fiscal quarter ended October 1, 2021, we acquired the following shares in settlement of the withholding obligations pertaining to vesting of our Performance Stock Awards:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 3 - July 31	6,352	$70.72	N/A	N/A
August 1 - August 31	—	—	N/A	N/A
September 1 - October 1	—	—	N/A	N/A
Total	6,352	$70.72	N/A	N/A

(1) In connection with the vesting of Restricted Stock Awards (“RSAs”) of the Company granted to James A. Lico on July 5, 2016 and in accordance with the terms of the Company’s 2016 Stock Incentive Plan, the Company withheld 6,352 shares of the Company’s common stock based on the corresponding closing price to offset tax withholding obligations that arose upon vesting of the RSAs.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, File No 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Current Report on Form 8-K filed on June 11, 2021, File No 1-37654).

3.3
Certificate of Elimination relating to 5.00% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Fortive Corporation's Current Report on Form 8-K filed on July 6, 2021, File No 1-37654)

10.1	Description of Compensation Arrangements for Non-Management Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, formatted in Inline XBRL and contained in Exhibit 101
*Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of October 1, 2021 and December 31, 2020, (ii) Consolidated Condensed Statements of Earnings for the three and nine month periods ended October 1, 2021 and September 25, 2020, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine month periods ended October 1, 2021 and September 25, 2020, (iv) Consolidated Condensed Statement of Changes in Equity for the three and nine month periods ended October 1, 2021 and September 25, 2020, (v) Consolidated Condensed Statements of Cash Flows for the nine month periods ended October 1, 2021 and September 25, 2020, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 28, 2021	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 28, 2021	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer