Form 10-K
period 2021-12-31
Fortive Corp
filed 2022-03-01
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 24, 2022 there were 359,066,396 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of July 2, 2021 was $25.3 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2022 Proxy Statement specifically incorporated herein by reference, the 2022 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report on Form 10-K, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. We are headquartered in Everett, Washington and employ a team of more than 18,000 research and development, manufacturing, sales, distribution, service, and administrative employees in more than 50 countries around the world.
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress in buildings, factories, and hospitals, and we are united by our culture of continuous improvement and bias for action that embody the Fortive Business System (“FBS”). Through rigorous application of the proprietary set of growth, lean, and leadership tools and processes that comprise FBS, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing, and leadership development. Our commitment to FBS has enabled us to drive higher customer satisfaction and profitability, and generate significant improvements in innovation, growth, and core operating margins. Additionally, our FBS tools have enabled us to execute a disciplined acquisition strategy and expand our portfolio into new and attractive markets, evolving to further our goal of creating long-term shareholder value.
On October 9, 2020, we completed the separation of Vontier Corporation (“Vontier”), the entity we created to hold our former Industrial Technologies segment (the “Separation”). The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented.

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
Reportable Segments
We operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Intelligent Operating Solutions
Our Intelligent Operating Solutions segment provides leading workflow solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. The businesses in our Intelligent Operating Solutions segment provide differentiated instrumentation and sensors, software and services to address our customers’ toughest workflow challenges. These offerings include connected reliability tools, environment, health, and safety (EHS) enterprise software products, work order and service provider management database and software, facility and asset lifecycle software, and pre-construction planning and construction procurement solutions. We offer a series of leading hardware offerings, including ruggedized handheld professional test tools, electric, pressure, and temperature calibration tools for high-end government and industrial labs, as well as portable gas detection tools which keep workers safe in industries where air quality and safety cannot be taken for granted. Typical users of these offerings include electrical engineers, electricians, electronic technicians, EHS professionals, network technicians, facility managers, first-responders, and maintenance professionals.
Products and services within our Intelligent Operating Solutions segment are marketed under a variety of leading brands, including ACCRUENT, FLUKE, GORDIAN, INDUSTRIAL SCIENTIFIC, INTELEX, PRUFTECHNIK, and SERVICECHANNEL.
Precision Technologies
Our Precision Technologies segment supplies instrumentation and sensing technologies to a broad set of vertical end markets, enabling our customers to accelerate the development, manufacture and launch of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions. In our sensing business, we provide solutions that sense, monitor, and control operational or manufacturing variables, such as temperature, pressure, level, and flow. Our sensing products serve a wide variety of vertical markets, including power and energy, medical equipment, food and beverage, aerospace and defense, off-highway vehicles, electronics, semiconductors, and other general industrial markets. In our energetic materials business, we design, manufacture, and market highly-engineered energetic material solutions for commercial, defense, and space markets. At Tektronix, we provide our customers with a leading portfolio of test and measurement instruments serving a variety of end markets including communication, consumer electronics, semiconductor, defense, automotive, and industrial. Customers for these products and services include design engineers for advanced electronic devices and equipment, process and quality engineers focused on improved process capability and productivity, facility maintenance managers driving increased uptime, and other customers for whom precise measurement, reliability, and compliance are critical in their applications.
Products and services in our Precision Technologies segment are marketed under a variety of brands, including ANDERSON-NEGELE, GEMS, SETRA, HENGSTLER-DYNAPAR, QUALITROL, PACIFIC SCIENTIFIC, KEITHLEY and TEKTRONIX.
Advanced Healthcare Solutions
Our Advanced Healthcare Solutions segment supplies critical workflow solutions to hospitals and other healthcare customers, enabling safer, more efficient, and higher quality healthcare. Through the Advanced Healthcare Solutions segment, we provide hardware, consumables, software and services that optimize our customers’ most critical workflows, including instrument sterilization and device reprocessing, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation safety monitoring, end-to-end clinical productivity solutions and asset management. Our offerings provide critical sterilization and disinfection solutions, including low-temperature hydrogen peroxide sterilization solutions and advanced infection prevention and patient safety in healthcare facilities. In addition, we provide subscription-based surgical inventory management systems to healthcare facilities to facilitate inventory management and regulatory compliance as well as subscription-based technical, analytical, and compliance services to determine radiation exposure. We also serve gastroenterology and other clinical specialties with solutions that span the entire patient procedure, from pre-op through post-op recovery and follow-up, enhancing physician efficiency and effectiveness. Furthermore, through our solutions and services, we enable developers and engineers in healthcare and other critical industries across the end-to-end product creation cycle from concepts to finished products.
Products and services in our Advanced Healthcare Solutions segment are marketed under a variety of brands, including ASP, CENSIS, CENSITRAC, EVOTECH, FLUKE BIOMEDICAL, INVETECH, LANDAUER, PROVATION, RAYSAFE, and STERRAD.
************************************
The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, aluminum, and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. Tariffs affect our costs for impacted materials or components we import into the United States. Based on allocation of annual spend among our various suppliers, no single supplier is material. However, some components that require particular specifications or qualifications are dependent on a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials, and qualification of multiple supply sources. While the COVID-19 pandemic and the widespread supply chain challenges due to labor, raw material, and component shortages, as well as widespread logistics issues had affected multiple industries and raised material and shipping costs, our supply chain was responsive to these dynamics, and we implemented solutions, including through FBS, to effectively support our near-term operations, and help countermeasure production material shortages and distribution limitations. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Seasonal Nature of Business
General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, sales of capital equipment and sterilization consumables are often stronger in the fourth calendar quarter and sales to OEMs are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.

Human Capital Management
Building a strong culture and employer brand is critical to activating our shared purpose through our approximately18,000 employees around the world. We are focused on attracting, retaining, and developing the world’s best talent to drive our business strategy. We do this by offering challenging career opportunities that enable growth and an inclusive, winning culture strengthen by high expectations. Empowering our talented, global team to contribute in meaningful ways drives our success and builds the organization for the future. To realize our promise to make a difference for our customers, teams and the world around us, we are accelerating our work to strengthen our inclusion, diversity, and equity through deliberate action and transparency about our progress.

Growth and Development
To support our teams’ learning and advancement and our company’s success, we invest in our people at every level. We are committed to creating a challenging and collaborative culture and an environment in which our employees can grow, develop, and do their best work. We provide numerous, valuable growth and development opportunities for our employees through experiences such as:

The Fortive9
The Fortive9 is our leadership behavior framework that guides the development of our employees. It is a roadmap for the way we aspire to work, deliver value, and build strong teams. Examples of the Fortive9 include Deliver Results, Customer Obsessed, Innovate for Impact, and Adaptability.

People Leader Experience
Deep, experiential learning for both new and experienced leaders, harnessing the best of interactive learning, and providing critical tools as our employees assume greater people leadership responsibilities.

Accelerated Leadership Experience (ALE)
Designed for high performing employees in preparation for leading Fortive businesses or functions. We use immersive and experiential learning, where leaders develop personal skill and insight to fulfill their potential.

FBS Office and University
The Fortive Business System Office is dedicated to strategically embedding the mindset and toolset in everything we do. FBS University, our proprietary virtual and hands-on learning environment, develops and reinforces learning for hundreds of FBS Champions across our company each year to deliver value for our customers and shareholders.

FBS Ignite
Supported with intensive development in the FBS toolset, active mentoring from the FBS Office, and executive career coaching, participants advance and share their expertise across different businesses.

Growth Accelerator
A key development experience that enables our team to solve challenges in new, inspiring ways through three key innovation tools: Deep Customer Insight, Solution Generation, and Experimentation -- each designed to enable our employees to develop critical, breakthrough solutions for customers.

Each one of these investments in our team delivers value to both our people and our customers.
Inclusion and Diversity
Creating inclusive places to work and promoting diverse points of view are the lifeblood of our success. In the spirit of continuous improvement, we continued to make significant strides in 2021 to reflect the priorities, and experiences of our global team and strengthen our culture of inclusion. Our Board of Directors and our Compensation Committee oversee our Human Capital Management strategies, including our inclusion and diversity efforts. Our VP, Inclusion & Diversity works closely with our senior management and our Inclusion & Diversity Council, involving employees at every level in advancing our work to build and nurture and strong and diverse global team.

Strategic Pillar
Inclusion and Diversity Matters: Build a diverse Fortive through hiring, developing, and retaining a strong and diverse team
Everyone Owns Inclusion: Invest in development of our teams to build a Fortive where you can be yourself and do your best work
I&D in Our DNA: Build a culture of equity that enables greater innovation and performance for customers and the world

In 2021, we continued to strengthen our culture of inclusion and diversity by introducing a new development experience, providing our leaders tools and support to become more inclusive leaders. We also expanded our employee resource communities, and operationalized equitable talent processes. Reinforcing our I&D priorities, annual I&D goals are imbedded into performance measures for both executives and other senior leader roles across Fortive.

Employee Experience and Communication
A key focus of our human capital management strategy is creating exceptional employee experiences through active listening and communication throughout the organization. Our senior leaders are committed to actively searching out and listening to our employees and other stakeholders to build our culture. As part of this effort, we have continued to conduct our annual employee experience survey, but also, beginning in 2021, we moved to a shorter feedback loop, introducing quarterly pulse surveys. This cadence has enabled us to be more responsive to feedback while enhancing our ability to understand trends over time. With over 80% of our team participating throughout 2021, our overall employee engagement score averaged 77%, and our inclusion and belonging score averaged 81%. As in prior years, the 2021 results informed both management and the Board of Directors on appropriate actions to continuously enhance our employees’ experience.
Government Contracts
Although the substantial majority of our revenue in 2021 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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

Market access, sales, and marketing of medical devices in non-U.S. countries are subject to foreign regulatory requirements that vary widely from country to country. For example in the European Economic Area (“EEA”), a medical device must meet the Medical Devices Directive’s (“MDD”) Essential Requirements or, for new devices placed on the market after May 26, 2021, the Medical Devices Regulation’s (“MDR”) General Safety and Performance Requirements as well as other requirements set out in the MDD/MDR, depending on the device’s risk class. Before placing a medical device on the EEA market, the manufacturer must prepare a declaration of conformity, certifying that the device complies with the MDD/MDR, and must then affix the CE mark. The notified body typically audits and examines the device’s technical documentation, and the quality system for the manufacture, design, and final inspection of the relevant device before issuing a CE certificate. Following the issuance of this CE certificate, manufacturers may prepare the declaration of conformity and affix the CE mark to the devices covered by this CE certificate. Similar requirements apply in the UK. For access to the UK market, manufacturers must obtain a UKCA Certificate and affix a UKCA mark to their medical devices. However, the EEA’s CE mark will be accepted in the UK until July 1, 2023.
Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state and certain other comparable foreign authorities. As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA and other comparable foreign authorities as well as audits by our notified body. We are required to adhere to the Current Good Manufacturing Practices requirements, as set forth in the Quality Systems Regulation, as well as other applicable standards which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all phases of the design and manufacturing process.
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
Data privacy and security laws are rapidly evolving. In particular, a broad privacy law in California, the California Consumer Privacy Act (“CCPA”), came into effect in January 2020. The CCPA has some of the same features as the GDPR (discussed below), and has already prompted several other states to consider similar legislation. The CCPA has already been amended several times, including through a November 2020 ballot initiative (called the California Privacy Rights Act) (“CPRA”), which will go into effect in January 2023.
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
Our global operations expose us broadly to the COVID-19 pandemic. In particular, continued efforts to mitigate the spread of the virus, including new variants of the virus, have caused us, our suppliers, and customers to alter commercial activities and utilization of facilities and manufacturing sites, adversely impacting our ability to manufacture, sell, transport and service our products. In addition, implementation of measures to help control the spread of the virus, including vaccine mandates, remote work policies, travel restrictions, and social distancing measures have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers, and increased the risk and cost of workforce retention, protecting against cyber attacks and adequately sourcing raw materials, components and transportation for our products. While we continue to implement global and local response teams, supply chain management and business continuity efforts internally and with our customers, suppliers, and vendors, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

The degree to which COVID-19 continues to impact us going forward will depend on future developments that are highly uncertain and therefore cannot be predicted, including, but not limited to, the duration and spread of the pandemic, new variants, its severity, or the actions taken to contain the spread and impact of COVID-19, the broad acceptance, effectiveness, and distribution of vaccines, the overall vaccination rate in the relevant jurisdictions, continued impact on supply chain and transportation, and how quickly and to what extent normal economic, market, and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, supply chain disruptions, inflation, in-person collaboration efforts, workforce dynamic, and consumer confidence.

If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays, and inefficiencies.
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases and supply chain management to reflect any supply chain or transportation disruptions or changes in customer demand and market fluctuations, including those caused by the COVID-19 pandemic, increases in demand outpacing supply capabilities, labor shortages, seasonality or cyclicality. During a market upturn or general supply chain disruptions, suppliers have extended lead times, limited supplies, or increased prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet demand for our products, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities.

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

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design. If these or other suppliers encounter financial, operating, quality, or other difficulties or if our relationship with them changes, including as a result of contractual disputes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities, and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions, and legislative or regulatory changes, among others. Any of these factors could result in production interruptions, delays, extended lead times, and inefficiencies.

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
As discussed in the section entitled “Business-Materials,” our manufacturing and other operations employ a wide variety of components, raw materials, and other commodities. Prices for and availability of these components, raw materials, and other commodities have fluctuated significantly in the past. In particular, the COVID-19 pandemic and the widespread supply chain challenges due to labor, raw material, and component shortages, as well as widespread logistics issues, affected multiple industries, raised material and shipping costs, limited the quantities available, and extended the lead time required for supplies and deliveries. Any sustained interruption in the supply of these items, including as a result of general supply chain constraints, increasing demand outpacing supplies, or contractual disputes with suppliers or vendors, could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers, and the terms of certain contracts we are party to, if commodity or component prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity or component costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.

Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment and underemployment, inflation, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, war, sanctions, natural disasters, terrorist attacks, and other challenges that affect the global economy adversely affect us and our distributors, customers, and suppliers, including having the effect of:
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
•accurately identify customer needs and preferences and predict future needs and preferences;
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
Much of our future success and our ability to realize the benefit of our acquisitions and execute our portfolio strategy depends on our ability to attract and retain key employees, including our senior management. In particular, the markets for highly skilled employees and leaders in the technology and healthcare industries are extremely competitive. Furthermore, the workforce shortage in the United States during the COVID-19 pandemic has increased the overall competitiveness and cost of retaining and attracting qualified employees. Our brand, our culture, our ability to provide competitive compensation, our locations of operations, and our reputation are important to our ability to recruit and retain key employees in these competitive markets and during periods of workforce shortages. If we are not competitive or successful in our recruiting efforts, if we cannot attract or retain key employees, or if we do not adequately ensure effective succession planning or transfer of knowledge for our key employees, our ability to deliver and execute on our operational, development, or portfolio strategies would be adversely affected.
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction, or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access, and other cyber-attacks and, although, as of December 31, 2021, such attacks have not had a material impact on our operations or financial results, we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent, any of which may have a material adverse impact on our business continuity, operations or financial results. Any of the attacks, breaches, or other disruptions or damage described above, as well as corresponding remediation efforts, can interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
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
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance, or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of the industries in which we operate could adversely impact our profitability.
Our restructuring activities could have long-term adverse effects on our business.
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
Our facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism, or other natural or man-made disasters, including those caused by climate change and other climate-related causes. If any of these facilities, supply chains, or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation, and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability, and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.
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
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, disputes with our supplier or vendors, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages, and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, we may experience disruption in supply or sales, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets that we were previously unable to estimate, or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.

Risk Related to our International Operations
International economic, political, legal, compliance, and business factors could negatively affect our financial statements.
In 2021, approximately 49% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers, and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Our international business, including our business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
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
We have experienced growth in various end markets in China. During 2021, sales in China accounted for approximately 12% of our total sales for the year. In addition, we have numerous facilities in China, many of which serve multiple Fortive operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.
There continues to be significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations, and tariffs. In particular, there continues to be uncertainty about U.S. foreign trade policy with respect to China, including any changes to the trade policies that may be adopted by the Biden administration. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial statements.
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
Our ability to grow revenues, earnings, and cash flow at or above our anticipated rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates anticipated, which could adversely impact our growth rate and our stock price. Acquisitions that align with our portfolio strategy may be difficult to identify and execute for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions.
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
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2018, we split-off most of our automation and specialty platform in a Reverse Morris Trust transaction with Altra Industrial Motion Corp. and, in 2020, we spun-off our former Industrial Technologies segment. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
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
We are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. As such, changes to applicable tax laws or policies, including interpretations or retroactive applications thereof, could result in a material change in our tax provision, cash taxes paid, and effective tax rate. Furthermore, certain tax laws are inherently ambiguous requiring subjective interpretation on the application thereof. Our interpretation and the corresponding amount of income taxes we pay is, and may in the future continue to be, subject to audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.
Foreign remittance taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, or we determine to repatriate earnings from foreign jurisdictions that had previously been considered permanently reinvested under existing accounting standards, then our income tax provision, cash taxes paid, and effective tax rate could increase.
In addition, changes by the U.S. in relation to international tax reform could increase uncertainty and may adversely affect our income tax provision, cash taxes paid, and effective tax rate. Comprehensive tax reform was enacted through the Tax Cuts and Jobs Act of 2017 (the “TCJA”) which includes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. The taxing authorities continue to issue regulations and guidance, some with retrospective application, to the provisions of the TCJA, and we expect this to continue for the foreseeable future. Any future adjustments resulting from retrospective regulations and guidance issued will be considered a discrete income tax expense or benefit in the period guidance is issued. For example, the TCJA eliminated the deduction of certain domestic and foreign research and development expenditures beginning on January 1, 2022 and requires capitalization and amortization of such expenditures over a specified a period; any revision, regulation, or new guidance to this rule may impact our future income tax provision, cash taxes paid, and effective tax rate.
Furthermore, changes in multilateral agreements and the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (the “OECD”)

and could significantly increase our tax provision, cash taxes paid, and effective tax rate. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes and many countries in which we operate have implemented tax law and administrative changes to align with new OECD policies. For example, in October 2021, OECD announced an agreed framework for an expansion of the taxing rights of market countries and to establish a global minimum corporate tax rate. In December 2021, OECD published detailed model rules for a global minimum corporate tax rate of fifteen percent which will require multilateral agreement(s) and/or country-specific legislative action to be effective. A global minimum corporate tax rate and any other implemented changes could significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
We could incur significant liability if any of our separation from Danaher, our separation of our Automation and Specialty business or our separation of Vontier (collectively, the “Separation Transactions”) is determined to be a taxable transaction.
We have received an opinion from outside tax counsel to the effect that each of the Separation Transactions qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations, and undertakings from the applicable parties regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the applicable opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that any of the Separation Transactions is taxable if it determines that any of the corresponding facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in any of the applicable opinions. If any of the Separation Transactions is determined to be taxable for U.S. federal income tax purposes, we, as well as our stockholders that are subject to U.S. federal income tax, would incur significant U.S. federal income tax liabilities.
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
As of December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled approximately $13.0 billion. In accordance with GAAP, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Note 2 and Note 7 to the consolidated financial statements for a description of our policies relating to goodwill and acquired intangibles.
Risk Related to Our Financing Activities
We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2021, we had approximately $4.0 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2021, our facilities included approximately 60 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Approximately 35 of these facilities are located in the United States in over 20 states and approximately 25 are located outside the United States in over 10 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. These facilities cover approximately 6 million square feet, of which approximately 3 million square feet are owned and approximately 3 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Intelligent Operating Solutions 25, Precision Technologies 25, and Advanced Healthcare Solutions 10.
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
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information, and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of our executive officers as of February 25, 2022. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	56	President and Chief Executive Officer	2016
Charles E. McLaughlin	60	Senior Vice President – Chief Financial Officer	2016
Patrick K. Murphy	60	President and CEO of Advanced Healthcare Solutions	2016
Tamara S. Newcombe	56	President and CEO of Precision Technologies	2022
Jonathan L. Schwarz	50	Senior Vice President – Corporate Development	2016
Edward R. Simmons	48	Senior Vice President – Strategy	2021
Olumide Soroye	49	President and CEO of Intelligent Operating Solutions	2021
Peter C. Underwood	52	Senior Vice President – General Counsel	2016
Stacey A. Walker	51	Senior Vice President – Human Resources	2016
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
Patrick K. Murphy has served as President and CEO of Advanced Healthcare Solutions since January 2022, as President and CEO of Precision Technologies from July 2021 to December 2021, and as a Senior Vice President from July 2016 to July 2021. Prior to July 2016, Mr. Murphy served as a Group President of Danaher after joining Danaher in March 2014 until July 2016. Prior to joining Danaher, he served as CEO of Nidec Motor Corporation and President of the ACIM (Appliance, Commercial, and Industrial Motor) Business Unit of Nidec Corporation, a manufacturer of commercial, industrial, and appliance motors and controls, from 2010 until October 2013.
Tamara S. Newcombe has served as President and CEO of Precision Technologies since January 2022. Prior to January 2022, Ms. Newcombe was Group President from May 2021 to December 2021, President of Tektronix from April 2019 to December 2021, and Commercial President of Tektronix from February 2017 to April 2019. Prior to joining Tektronix, Ms. Newcombe was Vice President of Sales at Cisco Systems, Inc. from November 2009 to February 2017.
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
Olumide Soroye has served as President and CEO of Intelligent Operating Solutions since August 2021. Prior to joining Fortive, Mr. Soroye was the Managing Director of the Property Intelligence and Risk Management segment of CoreLogic from September 2013 to August 2021.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 24, 2022, there were approximately 2,000 holders of record of our common stock.
Issuer Purchases of Equity Securities
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
Recent Issuances of Unregistered Securities
None.
ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (the “Company,” “Fortive,” “we,” “our,” and “us”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. We are headquartered in Everett, Washington and employ a team of more than 18,000 research and development, manufacturing, sales, distribution, service, and administrative employees in more than 50 countries around the world.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
BASIS OF PRESENTATION
On October 9, 2020, we completed the separation of Vontier Corporation (“Vontier”), the entity we created to hold our former Industrial Technologies segment (the “Separation”). The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented.

OVERVIEW
General
Fortive is a multinational business with global operations with approximately 49% of our sales derived from customers outside the United States in 2021. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
In this report, references to sales from existing businesses refer to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired businesses and (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition and the effect of purchase accounting adjustments of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Business Performance and Outlook
Business Performance
Overall demand for our products and services accelerated during 2021, with aggregate year-over-year sales increasing by 13.4%. The increase was largely driven by demand from our existing businesses, which increased by 9.5% on broad-based momentum and focused execution across our portfolio, most notably within our short-cycle industrial and software as a service (“SaaS”) businesses.
Geographically, year-over-year sales from existing businesses in developed markets increased at a high single digit rate driven by high single digit increases in North America and Western Europe. Year-over-year sales from existing businesses in high growth markets increased at a mid-teens rate driven by mid-twenties increases in Latin America and mid-teens increases in China.
In addition to increased demand, year-over-year price increases contributed 1.8% to sales growth during 2021, as compared to 2020, and is reflected as a component of the change in sales from existing businesses.
During 2021, widespread supply chain challenges emerged due to labor, raw material, and component shortages, as well as logistics issues, across multiple industries, resulting in increased material and shipping costs. We worked to mitigate the impact of the supply chain challenges by implementing solutions to support near-term operations, executing on countermeasures for material shortages, and managing production, all of which contributed to year-over-year revenue growth and margin expansion in 2021. However, due to the magnitude of the supply chain and logistics issues impacting the economy broadly and those related to electronic components in particular, demand for our products outpaced our ability to supply, and our backlog grew in the second half of 2021.
COVID-19 continues to have an impact on our business and results. In 2020, we experienced significant declines in demand as a result of broad disruption in the global economy. In 2021, we experienced a rebound of demand but also encountered operating challenges related to logistics, material availability and higher levels of absenteeism. We expect that the pandemic and its impact on global commerce will remain uncertain and we will continue to deploy FBS to countermeasure the challenges we encounter.
2022 Outlook
We anticipate the strong demand for our products and services will continue into 2022 with year-over-year revenue expected to increase between 9.0% and 12.0% for the full year, including growth from existing businesses of between 5.5% and 8.5% on anticipated strong demand in key end markets and continued deployment of FBS to drive share gains and innovation. This outlook is subject to various assumptions and risks, including but not limited to, the magnitude of the impact of the COVID-19 pandemic on macroeconomic conditions, continued strength of key end markets, elective surgery rates, the availability of electronic components, our ability to convert backlog, sustain our workforce levels and maintain manufacturing capacity.
We anticipate that supply chain and inflationary pressures will persist throughout 2022 and that although our backlog may decline compared to 2021, it may remain elevated compared to historical levels. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures. We are monitoring the risks of new COVID-19 variants which may be more contagious or severe, or less responsive to treatment and vaccines, and may impact the rate that virus control measures ease or become more restrictive, which could impact our future results.
We are monitoring matters of international trade, monetary and fiscal policies, relations between the U.S. and China, as well as evaluating the impacts of proposed legislation and various investment and taxation policy initiatives being debated in the United States and by the Organisation for Economic Co-operation and Development (“OECD”). As of the filing date of this report, we are, however, unable to quantify the anticipated impact of these matters on our financial results.
Completed Divestitures, Acquisitions, and Business Combinations
2021
ServiceChannel Acquisition
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of SaaS based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $873 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.

Provation Acquisition
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We preliminarily recorded $970 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
2020
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
On September 29, 2020, Vontier entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the “Three-Year Term Loans”, the “Term Loans”) and a three-year, $750 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On the Distribution Date, Vontier drew down the full $1.8 billion available under the Term Loans. Vontier used the proceeds from the Term Loans to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Separation and $202 million used as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We applied the Cash Consideration to repay certain outstanding indebtedness, interest on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends. Refer to Note 11 to the consolidated financial statements for the description of the debt repayments made.
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the year ended December 31, 2021.
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
In connection with the Separation, Fortive and Vontier entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a FBS license agreement, and a stockholder’s and registration rights agreement. These agreements govern the separation between Fortive and Vontier of the assets, employees, liabilities, and obligations (including its investments, property, and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at, and after Vontier’s separation, and also govern certain relationships between Fortive and Vontier after the Separation. As of December 31, 2021, all responsibilities and obligations under all agreements have been materially settled.
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

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of December 31, 2021 we have closed all Principal Countries and all Non-Principal Countries. All of the provisional goodwill associated with the Transaction is included in goodwill in our Advanced Healthcare Solutions segment at December 31, 2021, and the majority of the provisional goodwill is tax deductible.
In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”) with Principal Countries and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of December 31, 2021, ASP had exited the TSAs and substantially all of the distribution agreements.
Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Following the Principal Closing Date, management continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Balance Sheet and recorded the gain on litigation resolution of $26 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
Other Acquisitions and Investments
In addition to the acquisition of ASP, during 2019, we acquired Intelex Technologies and Pruftechnik, both of which complement existing businesses in our Intelligent Operation Solutions segment, and Censis Technologies within our Advanced Healthcare Solutions segment, for total consideration of $1.2 billion in cash, net of cash acquired. We recorded an aggregate of $781 million of goodwill related to these acquisitions.
At the closing date of the purchase of Censis Technologies, a contractual liability existed which management allocated to the purchase price and was recorded in our Consolidated Balance Sheet. During the fourth quarter of 2021, that liability was discharged for an amount less than the amount allocated, and the excess was recorded as a Gain on litigation resolution of $3.9 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
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
RESULTS OF OPERATIONS
Components of Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total revenue growth (GAAP)	13.4%	1.5%
Existing businesses (Non-GAAP)	9.5%	(5.9)%
Acquisitions (Non-GAAP)	2.4%	7.3%
Currency exchange rates (Non-GAAP)	1.5%	0.1%
Refer to Intelligent Operating Solutions, Precision Technologies and Advanced Healthcare Solutions sections below for further discussion of year-over-year sales growth.

Operating Profit Margins
2021 vs. 2020
Operating profit margin was 15.5% for the year ended December 31, 2021, an increase of 390 basis points as compared to 11.6% in 2020, with year-over-year operating profit margin comparisons impacted by:
•Higher year-over-year sales volumes and price increases from existing businesses, incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives and favorable sales mix, which were partially offset by higher year-over-year freight and logistics costs, employee compensation and SG&A costs, which were reduced in 2020 to better align costs with demand in response to the pandemic — favorable 240 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the year ended December 31, 2021 than those recognized in the comparable period in 2020 — favorable 40 basis points
•The year-over-year effect of amortization from existing businesses — favorable 85 basis points
•The year-over-year effects of restructuring costs which were less in 2021 than those recognized in 2020 — favorable 35 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were higher in 2021 than those recognized in 2020 — unfavorable 10 basis points
2020 vs. 2019
Operating profit margins were 11.6% for the year ended December 31, 2020, an increase of 190 basis points as compared to 9.7% in 2019 with year-over-year operating profit margin comparisons impacted by:
•Operating expense savings from broad cost reduction efforts and price increases, and to a lesser extent, lower year-over-year material costs and incremental year-over-year cost savings associated with productivity improvement initiatives, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 50 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2020 than the fair value adjustments recognized in 2019 — favorable 30 basis points
•The year-over-year effect of acquisition-related transaction costs, as the costs related to our acquisition and integration of ASP in 2019 were greater than the costs recognized in the comparable period in 2020 — favorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
•The incremental year-over-year effect of restructuring actions — favorable 10 basis points

Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2021	2020	2019
Segments
Intelligent Operating Solutions	$2,169.4	$1,883.7	$1,898.9
Precision Technologies	1,848.9	1,651.3	1,808.4
Advanced Healthcare Solutions	1,236.4	1,099.4	856.6
Total	$5,254.7	$4,634.4	$4,563.9

Geographic area
United States	$2,683.0	$2,436.6	$2,394.2
China	650.7	534.1	501.2
All other (each country individually less than 5% of total sales)	1,921.0	1,663.7	1,668.5
Total	$5,254.7	$4,634.4	$4,563.9

INTELLIGENT OPERATING SOLUTIONS
Our Intelligent Operating Solutions segment provides leading workflow solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. The businesses in our Intelligent Operating Solutions segment provide differentiated instrumentation and sensors, software and services to address our customers’ toughest workflow challenges.
Intelligent Operating Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$2,169.4	$1,883.7	$1,898.9
Operating profit	408.5	317.8	289.0
Depreciation	24.5	28.0	40.8
Amortization	163.3	151.1	141.7
Operating profit as a % of sales	18.8%	16.9%	15.2%
Depreciation as a % of sales	1.1%	1.5%	2.1%
Amortization as a % of sales	7.5%	8.0%	7.5%
Components of Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total revenue growth (GAAP)	15.2%	(0.8)%
Existing businesses (Non-GAAP)	10.7%	(7.2)%
Acquisitions (Non-GAAP)	2.8%	6.4%
Currency exchange rates (Non-GAAP)	1.7%	—%

2021 COMPARED TO 2020
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions increased 10.7% in 2021, as compared to 2020. The year-over-year increase was driven by broad-based increases in demand, particularly from our industrial channel partners, critical safety, facilities, and maintenance SaaS product offerings, and portable gas detection instruments, which were partially offset by a decrease in demand for our industrial imaging products, as demand for those products was elevated during the comparable period in 2020 for COVID-19 monitoring.

Geographically, demand from existing businesses in our Intelligent Operating Solutions segment increased in both developed and high growth markets during 2021, driven by growth in every major geography and led by North America, Europe, China and Latin America.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 2.0% to sales growth in 2021, as compared to 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 190 basis points during 2021 as compared to 2020, with year-over-year operating profit margin comparisons impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, a favorable sales mix, cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher year-over-year employee compensation and SG&A costs due to broad cost reduction efforts in 2020 that reduced expenses to better align with reductions in demand, and increased investment in key growth and innovation initiatives — favorable 290 basis points
•The year-over-year effect of amortization from existing businesses — favorable 105 basis points
•The year-over-year effect of restructuring actions which were less in 2021 than those recognized in 2020 — favorable 45 basis points
•The year-over-year effect of acquisition-related transaction costs which were higher in 2021 than those recognized in 2020 — unfavorable 135 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue — unfavorable 110 basis points
2020 COMPARED TO 2019
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions declined 7.2% during the year ended December 31, 2020. The results were driven by declines in demand for portable gas detection instruments, on-premise software license and professional service offerings, and demand from our industrial channel partners, all of which were impacted by COVID-19 in both direct and adjacent end markets. Partially offsetting these declines was increased demand for our industrial imaging products and certain of our critical workflow, safety, and maintenance SaaS product offerings. Despite the year-over-year declines in demand from our industrial channel partners, we realized sequential improvement in both the third and fourth quarters of 2020 from the low point in the second quarter of 2020.
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
Operating profit margin increased 170 basis points during 2020 as compared to 2019, with year-over-year operating profit margin comparisons impacted by:
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

PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies instrumentation and sensing technologies to a broad set of vertical end markets, enabling our customers to accelerate the development, manufacture and launch of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$1,848.9	$1,651.3	$1,808.4
Operating profit	408.0	321.7	324.6
Depreciation	25.2	25.8	26.7
Amortization	16.4	17.2	20.4
Operating profit as a % of sales	22.1%	19.5%	17.9%
Depreciation as a % of sales	1.4%	1.6%	1.5%
Amortization as a % of sales	0.9%	1.0%	1.1%
Components of Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total revenue growth (GAAP)	12.0%	(8.7)%
Existing businesses (Non-GAAP)	10.6%	(7.7)%
Acquisitions (Non-GAAP)	—%	(1.3)%
Currency exchange rates (Non-GAAP)	1.4%	0.3%

2021 COMPARED TO 2020
Year-over-year sales of products and services from existing businesses of Precision Technologies increased 10.6% in 2021. The year-over-year results were driven by broad-based demand for test and measurement instruments, increased demand for sensing technologies in the industrial and semiconductor end markets, and increased demand for energetic materials, which were partially offset by a decrease in demand in the medical end market for sensing devices that supported COVID-19 patient treatment efforts in the comparable periods of 2020.
Geographically, demand from existing businesses in our Precision Technologies segment increased during 2021 in both developed and high growth markets, with the results driven by growth in every major geography, led by North America, Asia, and Europe.
Year-over-year price increases in our Precision Technologies segment contributed 2.0% to sales growth during 2021, as compared to 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 260 basis points during 2021 as compared to 2020, with year-over-year operating profit margin comparisons impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were partially offset by higher year-over-year employee compensation costs and spending levels, which were reduced in 2020 in response to the COVID-19 pandemic, and an unfavorable sales mix — favorable 200 basis points
•The year-over-year effect of amortization from existing businesses — favorable 15 basis points
•The year-over-year effect of restructuring actions which were less in 2021 than those recognized in 2020 — favorable 45 basis points

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
Operating profit margin increased 160 basis points during 2020 as compared to 2019 with year-over-year operating profit margin comparisons impacted by:
•Operating expense savings from broad cost reduction efforts and price increases, and to a lesser extent lower year-over-year material costs, incremental year-over-year cost savings associated with productivity improvement initiatives, and foreign currency exchange rates, which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 120 basis points
•The incremental year-over-year effect of restructuring actions — favorable 50 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
•The year-over-year dilutive effect of the combination of the Tektronix video business with Telestream — unfavorable 20 basis points
ADVANCED HEALTHCARE SOLUTIONS
Our Advanced Healthcare Solutions segment supplies critical workflow solutions to hospitals and other healthcare customers, enabling safer, more efficient, and higher quality healthcare. Through the Advanced Healthcare Solutions segment, we provide hardware, consumables, software and services that optimize our customers’ most critical workflows, including instrument sterilization and device reprocessing, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation safety monitoring, end-to-end clinical productivity solutions and asset management.
Advanced Healthcare Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$1,236.4	$1,099.4	$856.6
Operating profit	101.9	2.1	(72.0)
Depreciation	20.5	18.1	11.4
Amortization	141.2	141.6	98.9
Operating profit as a % of sales	8.2%	0.2%	(8.4)%
Depreciation as a % of sales	1.7%	1.6%	1.3%
Amortization as a % of sales	11.4%	12.9%	11.5%
Components of Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total revenue growth (GAAP)	12.5%	28.3%
Existing businesses (Non-GAAP)	6.0%	0.6%
Acquisitions (Non-GAAP)	5.3%	27.8%
Currency exchange rates (Non-GAAP)	1.2%	(0.1)%

2021 COMPARED TO 2020
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 6.0% during 2021, driven by increased demand for sterilization capital equipment and consumables, radiation safety monitoring, cell therapy equipment design and manufacturing, and surgical instrument tracking SaaS products.
Geographically, demand from existing businesses in Advanced Healthcare Solutions increased in both developed and high growth markets during 2021, driven by growth in North America and Asia, which was partially offset by declines in Europe on non-recurring diagnostic equipment design services performed in 2020 and associated with COVID-19 pandemic response.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 1.2% to sales growth during 2021, as compared to 2020, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 800 basis points during 2021 as compared to 2020 with year-over-year operating profit margin comparisons impacted by:
•Higher year-over-year sales volumes from existing businesses, a favorable sales mix and materials performance, price increases, which were partially offset by higher year-over-year freight and logistics costs and higher year-over-year employee compensation costs — favorable 140 basis points
•The year-over-year effect of lower acquisition-related transaction and integration costs, including those incurred to establish ASP's organization and enable operating productivity — favorable 400 basis points
•The year-over-year effect of amortization from existing businesses — favorable 140 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue and inventory which were less in 2021 than those recognized in 2020 — favorable 120 basis points
•The year-over-year effect of restructuring actions which were less in 2021 than those recognized in 2020 — favorable 10 basis points
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
Operating profit margin increased 860 basis points during 2020 as compared to 2019 with year-over-year operating profit margin comparisons impacted by:
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

	For the Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$5,254.7	$4,634.4	$4,563.9
Cost of sales	(2,247.6)	(2,025.9)	(2,080.7)
Gross profit	3,007.1	2,608.5	2,483.2
Gross profit margin	57.2%	56.3%	54.4%
The year-over-year increase in cost of sales during 2021, as compared to 2020, is due primarily to higher year-over-year sales volumes from existing businesses, incremental costs from our recently acquired businesses, increasing material, freight and logistics costs, and the impact of changes in foreign currency exchange rates, all of which were partially offset by lower operating costs and gains from productivity improvement initiatives.
The year-over-year increase in gross profit and gross profit margin during 2021 as compared to 2020 is due primarily to higher year-over-year sales volumes from existing businesses, sales volumes from our recent acquisitions, price increases, favorable sales mix, lower operating costs and gains from productivity improvements, all of which were partially offset by changes in foreign currency exchange rates and higher material, freight, and logistics costs.
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
The year-over-year increase in gross profit and gross profit margin during 2020 as compared to 2019 is due primarily to the favorable impacts of pricing improvements from existing businesses, incremental year-over-year net cost savings associated with restructuring and productivity improvement initiatives, material cost and supply chain improvement actions, and changes in currency exchange rates, which were partially offset by lower year-over-year sales volumes.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$5,254.7	$4,634.4	$4,563.9
Selling, general, and administrative (“SG&A”) expenses	1,839.5	1,748.4	1,719.0
Research and development (“R&D”) expenses	354.8	320.7	320.3
SG&A as a % of sales	35.0%	37.7%	37.7%
R&D as a % of sales	6.8%	6.9%	7.0%
SG&A expenses increased during 2021 as compared to 2020 due to higher intangible amortization and incremental expenses from our recent acquisitions, higher employee compensation costs and SG&A expenses at our existing businesses due to broad cost reduction efforts executed in 2020 to better align with reductions in demand, and the impact of changes in foreign currency exchange rates, all of which was partially offset by reductions in net acquisition-related costs and incremental savings associated with restructuring and productivity improvement initiatives. On a year-over-year basis, SG&A expenses declined by 270 basis points, as a percentage of revenue, when compared to 2020, reflecting that demand for our products and services grew at a faster rate than expenses.
SG&A expenses increased during 2020 as compared to 2019 due primarily to higher intangible amortization and incremental expenses from our recently acquired businesses that were mostly offset by broad cost reduction efforts that reduced labor expenses to better align with reductions in demand during the second and third quarter of 2020, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending. To a lesser extent, year-over-year SG&A expenses were reduced by changes in foreign currency exchange rates and year-over-year net cost savings associated with restructuring and productivity improvement initiatives. SG&A expenses as a percentage of sales were relatively consistent year-over-year.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during 2021 as compared to 2020 due to targeted investments in key growth initiatives and innovation. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points in 2021 as compared to 2020, reflecting demand for our products and services that grew at a faster rate than our investments in key growth initiatives and innovation.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased slightly during 2020 as compared to 2019 due to incremental expenses from recently acquired businesses. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points in 2020 as compared to 2019 as incremental sales from our recently acquired businesses increased at a faster rate than R&D investments.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 11 to the accompanying consolidated financial statements.
Interest expense, net of $103 million was recorded during 2021 compared to $149 million during 2020 and $143 million during 2019. Year-over-year interest expense decreased in 2021 and increased in 2020 due to changes in year-over-year average debt balances. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities, and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
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

On January 19, 2021, we completed an exchange of all of the Retained Vontier Shares as part of a noncash debt-for-equity exchange that reduced outstanding indebtedness of Fortive by $1.1 billion.
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
The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2010 to 2021. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in our tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the Automation and Specialty business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state, and foreign jurisdictions. Our ability to obtain a tax benefit in certain countries that continue to have lower statutory tax rates than the United States is dependent on our levels of taxable income in such foreign countries. We believe that a change in the statutory tax rate of any individual foreign country would not typically have a material effect on our financial statements given the geographic dispersion of our taxable income.
Changes by the U.S. in relation to international tax reform could increase uncertainty and may adversely affect our income tax provision, cash taxes paid, and effective tax rate. Comprehensive tax reform was enacted under the TCJA which includes numerous provisions that affect businesses and introduces changes that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. The taxing authorities continue to issue regulations and guidance, some with retrospective application, to the provisions of the TCJA and we expect this to continue for the foreseeable future. Any future adjustments resulting from retrospective regulations and guidance issued will be considered as discrete income tax expense or benefit in the interim period the guidance is issued.
Furthermore, changes in multilateral agreements and the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the OECD and could significantly increase our tax provision, cash taxes paid, and effective tax rate. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes and many countries in which we operate have implemented tax law and administrative changes to align with new OECD policies. The Company will continue to monitor and evaluate the impact of OECD policy changes.
For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
Comparison of the Years Ended December 31, 2021, 2020, and 2019
Our effective tax rate for the years ended December 31, 2021, 2020, and 2019 was 9.3%, 3.7% and 20.4%, respectively.

Our effective tax rate for 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and a permanent difference on the realized gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange that was completed on January 19, 2021. The Debt-for-Equity Exchange included an exchange of all of our Vontier common stock owned as of December 31, 2020.

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
COMPREHENSIVE INCOME
Comprehensive income decreased by $1.1 billion in 2021 as compared to 2020, due to a decrease in net earnings of $1.0 billion, including both continuing and discontinued operations, unfavorable changes in foreign currency translation adjustments of $132 million, and favorable changes in pension benefit adjustments of $38 million. The decrease in net earnings was due to the recognition of a $1.1 billion unrealized gain on the Retained Vontier Shares in 2020.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2021, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $134 million.
As of December 31, 2021, our variable-rate debt obligations consisted primarily of U.S. dollar commercial paper and term loans (refer to Note 11 to the consolidated financial statements for information regarding our outstanding indebtedness as of December 31, 2021). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and/or term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding U.S. dollar denominated commercial paper and delayed-draw term loan was approximately 0.32% and 0.70%, respectively, and we recorded interest expense of $0.4 million on these variable-rate obligations. On an annualized basis, a hypothetical 10 basis points increase in market interest rates as of December 31, 2021 on our variable-rate debt obligations as of December 31, 2021 would have increased our interest expense by $1.37 million in 2021.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2021 would have resulted in a reduction of foreign currency-denominated net assets and stockholders’ equity of approximately $198 million.
Currency exchange rates favorably impacted 2021 reported sales by 1.5% as compared to 2020, as the U.S. dollar was, on average, weaker against most major currencies during 2021 as compared to exchange rate levels during 2020. If the exchange rates in effect as of December 31, 2021 were to prevail throughout 2022, currency exchange rates would negatively impact 2022 estimated sales by approximately 1.0% relative to our performance in 2021. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
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

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of access to term loans, commercial paper, and our revolving credit facility, in addition to short-term liquidity benefits provided by cash repatriation will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions and short-term liquidity assistance measures. During 2020, we deferred remittance of approximately $35 million in payroll tax payments with half subsequently remitted in December of 2021 and the remainder to be remitted in December of 2022.
While COVID-19 has created volatility and uncertainty in the financial markets, we have not realized a significant impact on our financial position, liquidity, or ability to meet our debt covenants as of the filing date of this Report; however, we continue to monitor the capital markets and general global economic conditions. The financial markets worldwide, including the United States, have been impacted by COVID-19 and this volatility and disruption during the first half of 2020 impacted broad access to the capital markets and pricing on new indebtedness. Our credit facilities, including our revolving credit facility, are predominately with institutions that we believe, to date, have been relatively unaffected by the disruption. Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with the Term Loan that was initially due March 2021 and was retired in the Debt-for-Equity Exchange. In August 2021, we resumed borrowing under our Commercial Paper Program to fund acquisitions and for general corporate purposes.
2021 Financing and Capital Transactions
On January 19, 2021, we completed a noncash exchange (the “Debt-for-Equity Exchange”) of 33,507,410 shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million in term loan outstanding under the $750 million delayed draw term loan facility (“Term Loan due March 2021”) and (ii) $683.2 million of the $1.0 billion in term loan outstanding under the $1.0 billion delayed draw term loan facility (“Term Loan due May 2021”).
On January 21, 2021, we repaid the remaining $316.8 million outstanding of the Term Loan due May 2021 using the cash proceeds received from Vontier in the Separation. The fees associated with the prepayment were immaterial.
On February 9, 2021, we repurchased $281 million of the 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”) using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we recorded a loss on extinguishment of $104.9 million in the first quarter of 2021.
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
In August 2021, we resumed borrowing under our Commercial Paper Program to fund, in part, acquisition activities.

On December 16, 2021, we entered into a term loan credit agreement, which provides for a 364-day delayed-draw term loan facility up to an aggregate principal amount of $1.0 billion. Borrowings under the Delayed-Draw Term Loan facility may be Base Rate Loans, Daily Floating London Interbank Offered Rate (“LIBOR”) Loans or Eurodollar Rate Loans and bear interest as follows: (1) Eurodollar Rate Loans bear interest at a variable rate equal to the London inter-bank offered rate plus a margin of between 60.0 and 80.0 basis points, depending on the Company’s long-term debt credit rating; (2) Daily Floating LIBOR Rate Loans, like Eurodollar Rate Loans, bear interest at a variable rate equal to the London inter-bank offered rate plus a margin of between 60.0 and 80.0 basis points, depending on the Company’s long-term debt credit rating; and (3) Base Rate Loans bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s prime rate as publicly announced from time to time and (c) the Eurodollar Rate (as defined in the Credit Agreement) plus 1%; provided that in no event will the Eurodollar Rate be less than 0.0%.
We immediately drew down the full $1.0 billion available under the facility as a daily floating LIBOR rate loan (“Delayed-Draw Term Loan”) with repayment of the principal due December 15, 2022. The Delayed-Draw Term Loan bears interest at a variable rate equal to the daily LIBOR rate plus a spread of 60 basis points, based on Fortive’s current credit rating. Borrowings under the Delayed-Draw Term Loan facility are prepayable at the Company’s option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.

Subsequent Event
On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
2020 Financing and Capital Transactions
In prior periods, we generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with the Term Loan Due March 2021. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of December 31, 2021, no borrowings were outstanding under the Revolving Credit Facility.
On April 24, 2020, we amended (the “Amendments”) the credit agreement for each of our (i) $500 million delayed draw term loan facility, which has been repaid as of December 31, 2020 (“2020 Term Loan”), (ii) Term Loan Due May 2021, with $1.0 billion in principal amount outstanding as of December 31, 2020, (iii) Term Loan due March 2021, with $400 million in principal amount outstanding as of December 31, 2020, and (iv) $2.0 billion Revolving Credit Facility, with no borrowings thereunder as of December 31, 2020 as follows:
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
•The maturity date for the Term Loan Due May 2021 was extended from August 28, 2020 to May 30, 2021.
•From April 24, 2020 to December 31, 2021, the minimum London inter-bank offered rate (“LIBOR”) for each of the facilities will increase from 0% to 0.25%, and the minimum base rate for each of the facilities will increase from 1.00% to 1.25%. In addition, with respect to the Revolving Credit Facility and for any Adjusted Four Quarters in which the consolidated net leverage ratio is greater than the Unadjusted Maximum Ratio, the applicable margin (as determined based on our long-term debt credit rating) for any LIBOR rate loans will increase from a range of 80.5 and 117.5 basis points to a range of 118.0 and 155.0 basis points and for any base rate loans from a range of 0.0 and 17.5 basis points to a range of 18.0 and 55.0 basis points. Furthermore, with respect to the Term Loan Due May 2021, the applicable margin (as determined based on our long-term debt credit rating) for any LIBOR rate loans will increase from a range of 75.0 and 97.5 basis points to a range of 155.0 and 180.0 basis points and for any base rate loans from 0.0 to a range of 55.0 and 80.0 basis points.
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
In connection with the Amendments, we incurred approximately $6.5 million of fees. Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on December 31, 2021.
During 2020, we completed the following financing and capital transactions:
•On February 25, 2020, we extended the maturity of the Term Loan Due May 2021 to August 28, 2020. Additionally, on April 24, 2020 we further extended the maturity to May 30, 2021. We were in compliance with our covenants both before and after the extension. The Term Loan due May 2021 was not callable and remained prepayable at our option.
•On February 26, 2020, we prepaid $250 million and on October 9, 2020, we repaid the remaining $250 million of the 2020 Term Loan. The fees associated with both prepayments were immaterial.
•On March 23, 2020, we entered into a credit facility agreement that provided for the Term Loan due March 2021 in an aggregate principal amount of $425 million. On the same day, we drew down $375 million available under the Term Loan due March 2021. We subsequently increased the size of this facility by $325 million on April 3, 2020, and drew the additional $375 million in April 2020, resulting in an outstanding amount of $750 million. We paid approximately $2 million in debt issuance costs associated with the Term Loan Due March 2021. The borrowings from this credit facility were used for settlement of outstanding commercial paper. Term Loan due March 2021 bore interest at a variable rate equal to LIBOR plus a ratings-based margin currently at 155 basis points. As of December 31, 2020 borrowings under this facility bore an interest rate of 1.80% per annum. The Term Loan due March 2021 was due on March 19, 2021 and prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Term Loan due March 2021, are substantially similar to those applicable to our Revolving Credit Facility.
•On October 9, 2020, we repaid $350 million of the outstanding $750 million of the Term Loan due March 2021. The fees associated with the prepayment were immaterial.
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
•On March 1, 2019, we entered into a credit facility agreement that provides for a 364-day delayed-draw term loan facility (“Term Loan due May 2021”) in an aggregate principal amount of $1.0 billion. On March 20, 2019, we drew down the full $1.0 billion available under the Term Loan due May 2021 in order to fund, in part, the ASP acquisition. The original maturity date of the Term Loan due May 2021 was February 28, 2020; however on February 25, 2020, we extended the maturity date to August 28, 2020. The Term Loan due May 2021 was prepayable at our option. We are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including covenants, applicable to the Term Loan due May 2021 are substantially similar to those applicable to the Revolving Credit Facility.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Total operating cash provided by continuing operations	$992.9	$977.7	$702.0

Cash paid for acquisitions, net of cash received	$(2,570.1)	$(40.4)	$(3,939.8)
Payments for additions to property, plant and equipment	(50.0)	(75.7)	(74.5)
Proceeds from sale of property	4.5	5.3	—
All other investing activities	—	—	—
Total investing cash used in continuing operations	$(2,615.6)	$(110.8)	$(4,014.3)

Net proceeds from (repayments of) commercial paper borrowings	$364.9	$(1,141.9)	$494.8
Proceeds from borrowings (maturities greater than 90 days), net of $0.3 million and $8 million of issuance costs in 2021 and 2020, respectively	999.8	741.7	2,913.2
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(1,730.8)	(455.3)
Payment of common stock cash dividend to shareholders	(97.7)	(94.4)	(93.8)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(69.0)	(69.0)
Net cash consideration received from Vontier Separation	—	1,598.0	—
All other financing activities	30.6	20.7	23.2
Total financing cash (used in) provided by continuing operations	$652.0	$(675.7)	$2,813.1
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.

Operating cash flows from continuing operations were approximately $993 million in 2021, an increase of $15 million, or approximately 2%, as compared to 2020. This year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•2021 operating cash flows were impacted by lower net earnings from continuing operations as compared to 2020, which were driven by a year-over-year increase in operating profits of $273 million, a decrease in interest expense of $45 million associated with the net repayment of debt, a gain on the Retained Vontier Shares of $57 million and a gain on litigation resolution of $30 million, which were partially offset by the loss on extinguishment of debt of $105 million. The gain on the Retained Vontier Shares and litigation dismissal, and substantially all of the loss on the extinguishment of debt, are noncash items that impact net earnings without a corresponding impact to operating cash flows.
•The aggregate of accounts receivable, inventories, and trade accounts payable used $64 million of cash during 2021 compared to providing $93 million of cash during 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period. During 2021 we experienced an increase in inventory due, in part, to higher safety stock levels, which were increased to buffer the impact of supply chain and logistics challenges and to fulfill customer demand.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $6 million of cash in 2021 as compared to providing $208 million in 2020 with year-over-year change largely driven by the funding of a $28 million deferred compensation liability, which was associated with the ServiceChannel acquisition and was paid into escrow upon closing of the transaction, as well as other routine changes in various compensation and benefit payments.
Operating cash flows from continuing operations were approximately $978 million in 2020, an increase of $276 million, or approximately 39%, as compared to 2019. This year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•2020 operating cash flows were impacted by higher net earnings from continuing operations as compared to 2019, which were driven by a year-over-year increase in operating profits of $96 million and a year-over-year increase in interest expense of $6 million primarily associated with our financing activities. The year-over-year increase in operating profit was partially offset by an increase in depreciation and amortization expenses of $43 million largely attributable to our recently acquired businesses. Further, the year-over-year increase in net earnings for 2020 was impacted by the recognition of a $1.1 billion unrealized gain on the Retained Vontier Shares. Depreciation, amortization, and the unrealized gain are noncash expenses that impact earnings without a corresponding impact to operating cash flows.
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
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations was approximately $2.6 billion during 2021 compared to approximately $0.1 billion and $4.0 billion of net cash used in 2020 and 2019, respectively. The increase in investing cash flows was driven by the acquisitions of ServiceChannel and Provation, which totaled approximately $2.6 billion, partially offset by a year-over-year decrease in capital expenditures of $26 million. The reduction in capital expenditures was largely due to higher spending in the comparable period in 2020, which was related to the integration of the ASP business. For a discussion of our acquisitions refer to “—Overview.”
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. Capital expenditures totaled $50 million in 2021, $76 million in 2020, and $75 million in 2019. We expect capital spending to be between approximately $80 million and $100 million in 2022, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, payments of quarterly cash dividends to common and preferred shareholders, and cash consideration received from the Vontier Separation. Financing activities from continuing operations generated cash of $652 million in 2021 compared to using $676 million and generating $2.8 billion of cash in 2020 and 2019, respectively. In 2021, we repaid the remaining $317 million outstanding on the Delayed-Draw Term Loan Due 2020, repurchased $281 million of the 0.875% Convertible Senior Notes due 2022, and resumed borrowing under our Commercial Paper Programs, with proceeds being used for acquisitions and general corporate purposes. During the year ended December 31, 2021, we paid $132 million of cash dividends to common shareholders and holders of our MCPS.
Refer to “—Liquidity and Capital Resources” section above for a description of our financing activities in 2021, 2020, and 2019.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through term loans or issuances of commercial paper under the Commercial Paper Programs, with credit support provided by the Revolving Credit Facility.
The carrying value of total debt outstanding as of December 31, 2021 was approximately $4.0 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2021. Refer to Note 11 to the consolidated financial statements for information regarding our financing activities and indebtedness.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs when we have outstanding borrowings. As of December 31, 2021, we had $0.4 million borrowings outstanding under our Commercial Paper Program. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay any outstanding commercial paper as it matures.
In 2020, we repaid $1.1 billion related to the issuance of commercial paper under the Commercial Paper Program, received proceeds from borrowings of $742 million, repaid $1.7 billion of borrowings, and paid $163 million of cash dividends to shareholders.
Subsequent Event
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
Dividends
On November 4, 2021, we declared a regular quarterly dividend of $0.07 per common share paid on December 30, 2021 to holders of record on November 26, 2021.
Aggregate cash payments for both common and MCPS dividends paid to shareholders during the year ended December 31, 2021 were $132 million and were recorded as dividends to shareholders in the Consolidated Statement of Changes in Equity and the Consolidated Statement of Cash Flows.
On January 25, 2022, we declared a regular quarterly cash dividend of $0.07 per share payable on March 25, 2022 to common stockholders of record on February 25, 2022.
Cash and Cash Requirements
Cash
As of December 31, 2021, we held approximately $819.3 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less. The annual effective rate was immaterial. Approximately 18% of our cash at December 31, 2021 was held in the U.S.

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
Cash Requirements
The following table sets forth a summary of our short-term and long-term cash requirements as of December 31, 2021 under (1) long-term debt principal and interest obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain.

($ in millions)	Total	Due within one year of December 31, 2021	Due later than one year from December 31, 2021
Debt and leases:
Long-term debt principal payments	$3,971.5	$2,156.5	$1,815.0
Interest payments on long-term debt (a)	720.1	65.1	655.0
Operating lease obligations (b)	203.3	45.6	157.7
Other:
Purchase obligations (c)	492.5	368.8	123.7
Other liabilities reflected on the balance sheet under GAAP (d)(e)	2,247.1	960.7	1,286.4
Total	$7,634.5	$3,596.7	$4,037.8

(a) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2021. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(e) Includes non-contractual obligations of $218 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “due later than one year from December 31, 2021” column. The amounts also includes our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 14 to the consolidated financial statements for additional information on unrecognized tax benefits.

In addition to the obligations noted above, we have issued guarantees, consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds, in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. These guarantees are not recorded on our balance sheet and $37 million in commitments expire within one year of December 31, 2021 and $27 million later than one year from December 31, 2021.

During 2021, we contributed $1 million and $10 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2022, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $2 million and $12 million, respectively. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
As of December 31, 2021 we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
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
Accounts Receivable: We measure our allowance to reflect expected credit losses over the remaining contractual life of the asset in accordance with ASU No. 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We pool assets with similar risk characteristics for this measurement based on attributes that may include asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:
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
Volatility and uncertainty in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the year ended December 31, 2021, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the year ended December 31, 2021. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition. In order to evaluate the sensitivity of the estimates used in the calculation of our allowance, we applied a hypothetical 10% decrease in anticipated collectability, noting that our allowance would increase by $4 million with a corresponding charge to SG&A.
Expected credit losses of the assets originated during the year ended December 31, 2021, as well as changes to expected losses during the same periods, are recognized in earnings for the year ended December 31, 2021.

Inventories: We record inventory at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We estimate the net realizable value of our inventory based on assumptions of future demand and related pricing. Estimating the net realizable value of inventory is inherently uncertain because levels of demand, technological advances, and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those we projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. In order to evaluate the sensitivity of the estimates used in the calculation of the net realizable value of our inventory, we applied a hypothetical 10% decrease to the anticipated realization, noting that our inventory would decrease by $7 million with a corresponding charge to Cost of goods sold. Refer to Note 5 to the consolidated financial statements for detailed information regarding our inventory balances as of December 31, 2021.
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
In 2021, we had five reporting units for goodwill impairment testing in continuing operations. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. As of the date of the 2021 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $171.3 million to $3.3 billion. Our annual goodwill impairment analysis in 2021 indicated that, in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 115% to approximately 785%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 90% to approximately 705%. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
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
Revenue Recognition: We derive revenue from the sale of products and services. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining if control has transferred, we consider whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership, and customer acceptance when acceptance is not a formality. To determine the consideration that the customer owes us, we make judgments regarding the amount of customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs. Refer to Note 2 to the consolidated financial statements for a description of our revenue recognition policies.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Stock-Based Compensation: For a description of our stock-based compensation accounting practices, refer to Note 17 to the consolidated financial statements. Determining the appropriate fair value model and calculating the fair value of certain stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility, and expected forfeiture rate. Given our limited trading history following the separation from Danaher, stock price volatility used to calculate the fair value of stock options in the post-separation period was estimated based on an average historical stock price volatility of a group of peer companies. Expected volatility is based on a weighted average blend of our historical stock price volatility from July 2, 2016 (the date of the Danaher separation) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Pension and Other Post Employment Benefits: For a description of our pension accounting practices, refer to Note 12 to the consolidated financial statements. Certain of our U.S. and non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators, or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2021 would have increased the net obligation by $30 million from the amounts recorded in the financial statements as of December 31, 2021.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 4.32%. If the expected long-term rate of return on plan assets during 2021 was reduced by 50 basis points, pension expense in 2021 would have increased by $1 million ($1 million on an after-tax basis).
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
An increase in our 2021 effective tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2021 of $7 million.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
The Company completed the acquisitions of the ServiceChannel business on August 24, 2021 and Provation on December 27, 2021, collectively the “Acquired Businesses.” The Company has not yet fully incorporated the internal controls and procedures of the Acquired Businesses into the Company’s internal control over financial reporting, and as such, management excluded the Acquired Businesses from its assessment. The Company has included goodwill and other intangible assets of the Acquired Businesses in this assessment. The assets and revenues of the Acquired Businesses excluded from management’s assessment of internal controls constituted 1% of the Company’s total assets as of December 31, 2021 and 1% of the Company’s total revenues for the year ended December 31, 2021, respectively.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 28, 2022 appears on page 51 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ServiceChannel and Provation, collectively the “Acquired Businesses”, which are included in the 2021 consolidated financial statements of the Company. Collectively, the Acquired Businesses constituted 1% of the Company’s total assets as of December 31, 2021 and 1% of the Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Businesses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fortive Corporation and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Description of the Matter
Valuation of Goodwill

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. To estimate the fair value, management uses a market approach based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). In certain circumstances, management computes the estimated fair value through a discounted cash flow analysis to validate the results of the market approach. The goodwill evaluation is performed on an annual basis, or more frequently if a triggering event is identified. As described in Note 7, the Company’s goodwill balance is $9.2 billion as of December 31, 2021.

Auditing the Company’s annual goodwill impairment assessment is complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimated fair value is sensitive to the significant assumptions related to the selection of market multiples and projected financial information. A high degree of audit judgment and an increased extent of effort including the need to involve our fair value specialists was required.

How We Addressed the Matter in Our Audit
We tested controls over management’s goodwill impairment assessment. This included controls related to management’s forecasting and selection of market multiples.

To test the annual evaluation of goodwill, among other procedures, we evaluated the reasonableness of management’s forecasts, tested the completeness and accuracy of the underlying data used to develop the forecast and tested the carrying value of the reporting units. Our fair value specialists assisted us with our testing of management’s selected EBITDA multiples for the annual goodwill evaluation. We also evaluated the Company’s disclosures included in Note 7 to the consolidated financial statements in relation to these matters.

Description of the Matter
Valuation of acquired intangible assets

As described in Note 3 to the consolidated financial statements, the Company completed two acquisitions during 2021 for a total consideration of $2.6 billion.

Auditing the accounting for the acquisitions was complex and highly judgmental due to the significant estimation required in determining the fair value of customer relationships, technology, database and trade names acquired (collectively, “intangible assets”), which totaled $792 million in aggregate. In particular, the estimated fair values were sensitive to significant assumptions such as the projected financial information, royalty rates and discount rates used in the valuation models, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit	We tested controls over the measurement of the acquired intangible assets, including management’s review of the significant assumptions mentioned above and the completeness and accuracy of the data used in the measurements.

To test the estimated fair value of the intangible assets, we read the related purchase agreements, evaluated, among other things, whether (1) the valuation methodologies used were appropriate, (2) the significant assumptions, including discount rates, royalty rates, revenue growth rates, and projected free cash flow, used in valuing these intangibles were reasonable, and (3) the underlying data used by the Company in its analyses was appropriate. Specifically, when evaluating the assumptions related to the projected free cash flow, we compared the assumptions to the past performance of the acquired entities, the Company's history related to similar acquisitions, and the Company’s future plans for the acquired entities. We involved our fair value specialists to assist in our completion of our audit procedures. We also evaluated the Company’s disclosures included in Note 3 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Seattle, Washington
February 28, 2022

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$819.3	$1,824.8
Accounts receivable less allowance for doubtful accounts of $39.7 million and $42.5 million, respectively	930.2	810.3
Inventories	512.7	455.5
Prepaid expenses and other current assets	252.7	206.7
Investment in Vontier Corporation	—	1,119.2
Current assets, discontinued operations	—	30.4
Total current assets	2,514.9	4,446.9
Property, plant and equipment, net	395.5	422.0
Operating lease right-of-use assets	175.6	188.7
Other assets	337.3	344.1
Goodwill	9,152.0	7,359.2
Other intangible assets, net	3,890.2	3,290.6
Total assets	$16,465.5	$16,051.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,151.7	$1,399.8
Trade accounts payable	557.9	480.8
Current operating lease liabilities	44.6	47.0
Accrued expenses and other current liabilities	960.7	899.9
Current liabilities, discontinued operations	—	33.3
Total current liabilities	3,714.9	2,860.8
Operating lease liabilities	139.9	154.3
Other long-term liabilities	1,286.4	1,233.4
Long-term debt	1,807.3	2,830.3
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized; 5.0% Mandatory convertible preferred stock, series A, zero shares and 1.4 million shares designated, issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 360.4 million and 339.0 million issued; 359.1 million and 337.9 million outstanding at December 31, 2021 and December 31, 2020, respectively	3.6	3.4
Additional paid-in capital	3,670.0	3,554.5
Retained earnings	6,023.6	5,547.4
Accumulated other comprehensive loss	(185.0)	(141.1)
Total Fortive stockholders’ equity	9,512.2	8,964.2
Noncontrolling interests	4.8	8.5
Total stockholders’ equity	9,517.0	8,972.7
Total liabilities and equity	$16,465.5	$16,051.5
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2021	2020	2019
Sales of products	$4,496.1	$3,956.7	$3,922.5
Sales of services	758.6	677.7	641.4
Total sales	5,254.7	4,634.4	4,563.9
Cost of product sales	(1,833.4)	(1,643.4)	(1,733.3)
Cost of service sales	(414.2)	(382.5)	(347.4)
Total cost of sales	(2,247.6)	(2,025.9)	(2,080.7)
Gross profit	3,007.1	2,608.5	2,483.2
Operating costs:
Selling, general, and administrative expenses	(1,839.5)	(1,748.4)	(1,719.0)
Research and development expenses	(354.8)	(320.7)	(320.3)
Operating profit	812.8	539.4	443.9
Non-operating income (expense), net:
Interest expense, net	(103.2)	(148.5)	(142.6)
Gain from combination of business	—	—	40.8
Loss on extinguishment of debt	(104.9)	—	—
Gain on litigation resolution	29.9	—	—
Gain on investment in Vontier Corporation	57.0	1,119.2	—
Other non-operating expenses, net	(14.1)	(2.4)	(5.4)
Earnings from continuing operations before income taxes	677.5	1,507.7	336.7
Income taxes	(63.3)	(55.5)	(68.6)
Net earnings from continuing operations	614.2	1,452.2	268.1
Earnings from discontinued operations, net of income taxes	(5.8)	161.1	470.8
Net earnings	608.4	1,613.3	738.9
Mandatory convertible preferred dividends	(34.5)	(69.0)	(69.0)
Net earnings attributable to common stockholders	$573.9	$1,544.3	$669.9

Net earnings per common share from continuing operations:
Basic	$1.66	$4.10	$0.59
Diluted	$1.65	$4.05	$0.59
Net earnings per common share from discontinued operations:
Basic	$(0.02)	$0.48	$1.40
Diluted	$(0.02)	$0.45	$1.38
Net earnings per common share:
Basic	$1.64	$4.58	$1.99
Diluted	$1.63	$4.49	$1.97
Average common stock and common equivalent shares outstanding:
Basic	349.0	337.4	335.8
Diluted	352.3	359.0	340.0
The sum of net earnings per common share amount may not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2021	2020	2019
Net earnings	$608.4	$1,613.3	$738.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(68.7)	63.5	50.5
Pension adjustments	24.8	(12.7)	(20.2)
Total other comprehensive income (loss), net of income taxes	(43.9)	50.8	30.3
Comprehensive income	$564.5	$1,664.1	$769.2
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	334.5	$3.4	1.4	$—	$3,126.0	$3,552.7	$(86.6)	$17.4
Net earnings for the period	—	—	—	—	—	738.9	—	—
Dividends to common shareholders	—	—	—	—	—	(93.8)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(69.0)	—	—
Other comprehensive income	—	—	—	—	—	—	30.3	—
Common stock-based award activity	1.5	—	—	—	88.8	—	—	—
Issuance of 0.875% senior convertible notes due 2022	—	—	—	—	100.4	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—	—	(4.2)
Net transfers to Former Parent	—	—	—	—	(4.1)	—	—
Balance, December 31, 2019	336.0	3.4	1.4	—	3,311.1	4,128.8	(56.3)	13.2
Adoption of accounting standards						(31.3)
Balance, January 1, 2020	336.0	3.4	1.4	—	3,311.1	4,097.5	(56.3)	13.2
Net earnings for the period	—	—	—	—	—	1,613.3	—	—
Dividends to common shareholders	—	—	—	—	—	(94.4)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	(69.0)	—	—
Other comprehensive loss	—	—	—	—	—	—	50.8	—
Common stock-based award activity	3.0	—	—	—	112.9	—	—	—
Vontier Separation and other	—	—		—	130.5	—	(135.6)	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(4.7)
Balance, December 31, 2020	339.0	3.4	1.4	—	3,554.5	5,547.4	(141.1)	8.5
Net earnings for the period	—	—	—	—	—	608.4	—	—
Dividends to common shareholders	—	—	—	—	—	(97.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(34.5)	—	—
Conversion of Mandatory convertible preferred stock to common stock	19.4	0.2	(1.4)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	(43.9)	—
Common stock-based award activity	0.7	—	—	—	117.7	—	—	—
Early extinguishment of 0.875% senior convertible notes due 2022	—	—	—	—	(11.6)	—	—	—
Vontier Separation and other	—	—	—	—	8.6
Change in noncontrolling interests	—	—	—	—	0.8	—	—	(3.7)
Balance, December 31, 2021	359.1	$3.6	—	$—	$3,670.0	$6,023.6	$(185.0)	$4.8
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2021	2020	2019
Cash flows from operating activities:
Net earnings from continuing operations	$614.2	$1,452.2	$268.1
Noncash items:
Amortization	320.8	309.9	261.0
Depreciation	74.7	74.1	80.5
Stock-based compensation expense	77.4	62.6	52.5
Loss on extinguishment of debt	104.2	—	—
Unrealized gain on investment in Vontier Corporation	—	(1,119.2)	—
Gain from combination of business	—	—	(40.8)
Gain on sale of property	—	(5.3)	—
Gain on investment in Vontier Corporation	(57.0)	—	—
Gain on litigation resolution	(29.9)	—	—
Change in deferred income taxes	(41.0)	(97.6)	(8.5)
Change in accounts receivable, net	(84.1)	82.4	(204.9)
Change in inventories	(53.6)	(7.3)	93.5
Change in trade accounts payable	73.4	18.1	52.4
Change in prepaid expenses and other assets	(34.5)	147.9	(71.3)
Change in accrued expenses and other liabilities	28.3	59.9	219.5
Total operating cash provided by continuing operations	992.9	977.7	702.0
Total operating cash (used in) provided by discontinued operations	(31.8)	459.0	569.4
Net cash provided by operating activities	961.1	1,436.7	1,271.4
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(2,570.1)	(40.4)	(3,939.8)
Payments for additions to property, plant and equipment	(50.0)	(75.7)	(74.5)
Proceeds from sale of property	4.5	5.3	—
Total investing cash used in continuing operations	(2,615.6)	(110.8)	(4,014.3)
Total investing cash used in discontinued operations	—	(37.6)	(40.3)
Net cash used in investing activities	(2,615.6)	(148.4)	(4,054.6)
Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	364.9	(1,141.9)	494.8
Proceeds from borrowings (maturities greater than 90 days), net of $0.3 million and $8 million of issuance costs in 2021 and 2020, respectively	999.8	741.7	2,913.2
Repayment of borrowings (maturities greater than 90 days)	(611.1)	(1,730.8)	(455.3)
Payment of common stock cash dividend to shareholders	(97.7)	(94.4)	(93.8)
Payment of mandatory convertible preferred stock cash dividend to shareholders	(34.5)	(69.0)	(69.0)
Net cash consideration received from Vontier Separation	—	1,598.0	—
All other financing activities	30.6	20.7	23.2
Total financing cash (used in) provided by continuing operations	652.0	(675.7)	2,813.1
Total financing cash used in discontinued operations	—	(20.4)	(10.2)
Net cash (used in) provided by financing activities	652.0	(696.1)	2,802.9
Effect of exchange rate changes on cash and equivalents	(3.0)	27.4	7.1
Net change in cash and equivalents	(1,005.5)	619.6	26.8
Beginning balance of cash and equivalents	$1,824.8	$1,205.2	$1,178.4
Ending balance of cash and equivalents	$819.3	$1,824.8	$1,205.2

Supplemental disclosure:
Transfer of noncash net liabilities to Vontier Corporation	$—	$147.4	$—
See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS FOR PRESENTATION
Fortive Corporation (“Fortive,” “the Company,” “we,” “our,” “us”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. We are headquartered in Everett, Washington and employ a team of more than 18,000 research and development, manufacturing, sales, distribution, service, and administrative employees in more than 50 countries around the world.
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
Vontier Separation and Discontinued Operations
On October 9, 2020, we completed the separation of Vontier Corporation (“Vontier”), the entity we created to hold our former Industrial Technologies segment (the “Separation”). The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented.
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the term loan outstanding under the 364-Day Term Loan Credit Agreement, dated as of March 23, 2020 (“Term Loan due March 2021”) and (ii) $683.2 million of the $1.0 billion of term loan outstanding under the Term Loan Credit Agreement, dated as of March 1, 2019 (the “Term Loan Due May 2021”).
On October 1, 2018, we completed the split-off of businesses in our automation and specialty platform (the “A&S Business”). Accordingly, the A&S Business has been reported as discontinued operations in our consolidated financial statements for all periods presented.
Segment Presentation
We operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Our Intelligent Operating Solutions segment provides leading workflow solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. The businesses in our Intelligent Operating Solutions segment provide differentiated instrumentation and sensors, software and services to address our customers’ toughest workflow challenges.
Our Precision Technologies segment supplies instrumentation and sensing technologies to a broad set of vertical end markets, enabling our customers to accelerate the development, manufacture and launch of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Our Advanced Healthcare Solutions segment supplies critical workflow solutions to hospitals and other healthcare customers, enabling safer, more efficient, and higher quality healthcare. Through the Advanced Healthcare Solutions segment, we provide hardware, consumables, software and services that optimize our customers’ most critical workflows, including instrument sterilization and device reprocessing, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation safety monitoring, end-to-end clinical productivity solutions and asset management.
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
After the adoption of ASU 2016-13 on January 1, 2020, we measure our allowance to reflect expected credit losses over the remaining contractual life of the asset. We pool assets with similar risk characteristics for this measurement based on attributes that may include asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:
•duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.
Expected credit losses of the assets originated during the year ended December 31, 2021, as well as changes to expected losses during the same periods, are recognized in earnings for the year ended December 31, 2021.
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
Volatility and uncertainty in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and unbilled receivables. We did not realize notable increases in loss rates and delinquencies during the year ended December 31, 2021, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customer’s ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the year ended December 31, 2021. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.
The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of December 31, 2021 ($ in millions):

Balance, December 31, 2020	$42.5
Provision	7.1
Write-offs	(11.2)
FX and Other	1.3
Balance, December 31, 2021	$39.7

The allowance for unbilled receivables was immaterial for all periods.
We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $7 million, $7 million and $12 million of expense associated with doubtful accounts for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, nonqualified deferred compensation plans, obligations under trade accounts payable, and short and long-term debt. Due to their short-term nature, the carrying values for trade accounts receivable, trade accounts payable, and short-term debt approximate fair value. While outstanding, we remeasured our investment in Vontier common stock at fair value based on Vontier's closing stock price on the measurement date, with unrealized gains recorded in the Consolidated Statement of Earnings. Refer to Note 8 for the fair values of our other obligations.

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
Revenue Recognition—We derive revenue from the sale of products and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Product sales include revenue from the sale of products and equipment, which includes our software and software as a service (“SaaS”) product offerings and equipment rentals.
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
Most of our sales contracts contain standard terms and conditions. We evaluate contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, other services, and/or post-contract customer support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS and other services. We allocate the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation sometimes requires significant judgment.
Revenue from sales of hardware is recognized when control transfers to the customer, which is generally when the product is shipped. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above, or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
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
Foreign Currency Translation and Transactions—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of Accumulated other comprehensive loss within Stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.

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
Accumulated Other Comprehensive Loss —Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. While outstanding, we designated our Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We exited our Euro-denominated commercial paper positions during the second quarter of 2020 and repaid our ¥13.8 billion senior unsecured term facility loan during the fourth quarter of 2020.We did not designate any net investment hedges during the year ended December 31, 2021. In 2020 and 2019 we recognized gains of $1.9 million and $5.7 million, respectively, in Other comprehensive income (loss) related to the net investment hedges. We recorded no ineffectiveness from our net investment hedges during the years ended December 31, 2020 and 2019. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. As of December 31, 2021, we had no designated net investment hedges.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2019	$(29.3)	$(57.3)		$(86.6)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	50.5	(29.8)		20.7
Income tax impact		7.3		7.3
Other comprehensive income (loss) before reclassifications, net of income taxes	50.5	(22.5)		28.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase		3.1	(a)	3.1
Income tax impact		(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	2.3		2.3
Net current period other comprehensive income (loss):	50.5	(20.2)		30.3
Balance, December 31, 2019	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	63.5	(20.7)		42.8
Income tax impact	—	4.3		4.3
Other comprehensive income (loss) before reclassifications, net of income taxes	63.5	(16.4)		47.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.7	(a)	4.7
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.7		3.7
Net current period other comprehensive income (loss)	63.5	(12.7)		50.8
Vontier Separation	(138.7)	3.1		(135.6)
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(68.7)	27.7		(41.0)
Income tax impact	—	(6.2)		(6.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(68.7)	21.5		(47.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.3	(a)	4.3
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.3		3.3
Net current period other comprehensive income (loss)	(68.7)	24.8		(43.9)
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)

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
New Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This standard was effective for us beginning January 1, 2022 and impacts the accounting treatment of our Convertible Notes. Upon adoption of the standard using a modified retrospective approach, we expect to record an adjustment to reclassify the remaining value of the conversion feature that was originally recognized as equity to debt, and adjust beginning retained earnings for the amount previously recognized as noncash interest expense. We do not expect this standard to have material impacts on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, rather than at fair value as previously required under Topic 805. Fortive elected to early adopt ASU No. 2021-08 in the fourth quarter of 2021 and the amendments have been applied to all business combinations that occurred on or after January 1, 2021. Accordingly, during the fourth quarter of 2021, we adjusted the deferred revenue balance recognized in the opening balance sheet for ServiceChannel in accordance with the amendments, resulting in a $1.5 million increase in revenue recognized during the year ended December 31, 2021. Further, we have applied these amendments to our initial recognition of the contract assets and contract liabilities assumed in the Provation acquisition, discussed in Note 3.
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
We make an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. We are in the process of obtaining valuations of certain acquired assets and evaluating the tax impact of certain acquisitions. The determination of the fair value of the acquired intangible assets involves judgment and is sensitive to significant assumptions, including projected financial information, royalty rates and discount rates used in the valuation models, and are affected by uncertainties about future market and economic conditions. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.
The following describes our acquisition activity for the years ended December 31, 2021, 2020, and 2019.

Provation
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We preliminarily recorded $970 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of SaaS based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $873 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
Revenue and operating loss attributable to these acquisitions were $46.4 million and $60.9 million for the year ended December 31, 2021, respectively. The operating loss includes $12.0 million of intangible asset amortization and $47.9 million of transaction and integration costs, primary comprised of compensation cost for employee retention and amounts paid to third party advisors, which are recorded in Selling, general and administration expenses.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from acquisitions discussed above as of December 31, 2021 ($ in millions):

	Provation	ServiceChannel	Total
Accounts receivable	$39.6	$10.0	$49.6
Goodwill	969.6	873.4	1,843.0
Other intangible assets, primarily customer relationships, technology, database, and trade names	586.5	342.9	929.4
Deferred revenue, current	(50.2)	(1.7)	(51.9)
Deferred tax liabilities	(119.4)	(50.8)	(170.2)
Other assets and liabilities, net	(20.5)	(7.1)	(27.6)
Net cash consideration	$1,405.6	$1,166.7	$2,572.3
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

On the Principal Closing Date, we paid $2.7 billion in cash and obtained the transferred assets and assumed liabilities in 20 countries (“Principal Countries”), general patent and trademark assignments, and all transferred equity interests in ASP. ASP has operations in an additional 39 countries (“Non-Principal Countries”). The transferred assets and liabilities associated with these operations closed when requirements of country-specific agreements or regulatory approvals were satisfied.

The $2.7 billion purchase price was paid in exchange for ASP’s businesses in both Principal and Non-Principal Countries. As of December 31, 2021 we have closed all Principal Countries and Non-Principal Countries. All of the provisional goodwill associated with the Transaction is included in goodwill in our Advanced Healthcare Solutions segment at December 31, 2021, and the majority of the provisional goodwill is tax deductible.

In addition, the Company entered into a transition services agreement with Johnson & Johnson for certain administrative and operational services (“TSA”) with Principal Countries and distribution agreements in the Non-Principal Countries. Under the distribution agreements, ASP sells finished goods to Ethicon at prices agreed by the parties. ASP recognizes these sales as revenue when the conditions for revenue recognition are met. Following the sale of finished goods by ASP, Ethicon obtains title of the finished goods, has full authority to sell and market the finished goods to end customers as it sees fit, and retains any revenue and profit from sale. As of December 31, 2021, ASP had exited the TSAs and substantially all of the distribution agreements.
Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Following the Principal Closing Date, management continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Balance Sheet and recorded a Gain on litigation resolution of $26 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.

Operating loss includes amortization of intangible assets, acquisition-related fair value adjustments, and post-close transaction and integration costs associated with the Transaction of $230 million during the year ended December 31, 2019. We incurred approximately $11 million, $70 million, and $86 million of pretax transaction and integration costs related to the ASP Transaction for the years ended December 31, 2021, 2020, and 2019, respectively. These costs are recorded in Selling, general, and administrative expenses and were primarily for banking fees, legal fees, and amounts paid to other third party advisors.
The following table summarizes the combined final fair values and provisional fair value estimates of the assets acquired and liabilities assumed of Principal and Non-Principal Countries that have been transferred to ASP as of December 31, 2021; we did not acquire accounts receivable or accounts payable from Johnson & Johnson ($ in millions):

Advanced Sterilization Products
Inventories	$211.1
Property, plant and equipment	51.7
Goodwill	1,450.2
Other intangible assets, primarily customer relationships, trade names and technology	1,123.5
Other assets and liabilities, net	(94.5)
Net cash consideration	$2,742.0
Completed Acquisitions in 2019
In addition to the acquisition of ASP, during 2019, we acquired Intelex Technologies and Pruftechnik, both of which complement existing businesses in our Intelligent Operation Solutions segment, and Censis Technologies (“Censis”) within our Advanced Healthcare Solutions segment, for total consideration of $1.2 billion in cash, net of cash acquired. We recorded an aggregate of $781 million of goodwill related to these acquisitions. Approximately $21 million of goodwill associated with these acquisitions is tax deductible.
At the closing date of the purchase of Censis Technologies, a contractual liability existed which management allocated to the purchase price and was recorded in our Consolidated Balance Sheet. During the fourth quarter of 2021, that liability was discharged for an amount less than the amount allocated, and the excess was recorded as a Gain on litigation resolution of $3.9 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
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

Acquisitions Summary
The following summarizes the estimated fair values of the assets acquired and liabilities assumed for all acquisitions consummated during the years ended December 31. Balances presented for 2020 and 2019 reflect final measurement period adjustments ($ in millions):

	2021	2020	2019
Accounts receivable	$49.8	$0.1	$44.1
Inventories	$11.5	26.9	186.9
Property, plant and equipment	$5.2	5.0	54.3
Goodwill	$1,840.8	30.9	2,220.3
Other intangible assets, primarily customer relationships, trade names and technology	$929.4	9.5	1,659.5
Prepaid acquisition asset related to ASP Non-Principal Countries	$—	—	34.7
Trade accounts payable	$(10.4)	(1.1)	(7.5)
Other assets and liabilities, net	$(256.2)	(41.8)	(287.3)
Net cash consideration	$2,570.1	$29.5	$3,905.0

NOTE 4. DISCONTINUED OPERATIONS AND DISPOSITIONS
Vontier Separation
On October 9, 2020, we completed the Vontier Separation, by distributing 80.1% of the outstanding shares of Vontier to Fortive stockholders on a pro rata basis. To effect the Separation, we distributed to our stockholders two shares of Vontier common stock for every five shares of our common stock outstanding held on September 25, 2020, the record date for the distribution. We retained 19.9% of the shares of Vontier common stock immediately following the Separation (the “Retained Vontier Shares”).
On September 29, 2020, Vontier entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On the Distribution Date, Vontier drew down the full $1.8 billion available under the Term Loans. Vontier used the proceeds from the Term Loans to make payments to the Company, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to Vontier by the Company in connection with the Separation and $202 million used as an adjustment for excess cash balances remaining with Vontier (collectively, the “Cash Consideration”). We applied the Cash Consideration to repay certain outstanding indebtedness, interest on certain debt instruments, and to pay certain of the Company’s regular, quarterly cash dividends. Refer to Note 11 for the description of the debt repayments made subsequent to the Distribution Date. Interest expense and extinguishment costs related to the debt retired during the fourth quarter of 2020 using the Cash Consideration was allocated to discontinued operations for all periods presented.
The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Vontier Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented.
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the year ended December 31, 2021.

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
Vontier Impairment Charge
As a result of the 2020 interim impairment testing performed, we concluded that the estimated fair value of the Telematics reporting unit was less than its carrying value as of March 27, 2020, and recorded a noncash goodwill impairment charge of $85.3 million during the three month period ended March 27, 2020. The Telematics reporting unit was included in our former Industrial Technologies segment and part of the Vontier Separation. Accordingly, the impairment charge is recorded in Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Earnings.
Divestiture of A&S Business
On October 1, 2018, we completed the separation of our A&S Business. The accounting requirements for reporting the disposition of the A&S Business as a discontinued operation were met when the separation and merger were completed. Accordingly, the consolidated financial statements for all periods presented reflect this business as discontinued operations.
The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
Sales	$—	$1,963.4	$2,778.2
Cost of sales	—	(1,107.3)	(1,587.5)
Selling, general, and administrative expenses	(4.5)	(455.3)	(494.4)
Research and development expenses	—	(98.6)	(136.4)
Goodwill impairment	—	(85.3)	—
Gain (loss) on disposition of discontinued operations before income taxes	—	—	(2.1)
Interest expense and other	0.1	(31.0)	(22.2)
Earnings (loss) before income taxes	(4.4)	185.9	535.6
Income taxes	(1.4)	(24.8)	(64.8)
Earnings from discontinued operations, net of income taxes	$(5.8)	$161.1	$470.8

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Balance Sheets as of December 31 ($ in millions):

	2021	2020
ASSETS
Accounts receivable, net	$—	$—
Inventories	—	—
Other current assets	—	30.4
Total current assets, discontinued operations	—	30.4
Property, plant and equipment, net	—	—
Goodwill	—	—
Other intangible assets, net	—	—
Other non-current assets	—	—
Total other assets, discontinued operations	—	—
Total assets, discontinued operations	$—	$30.4
LIABILITIES
Current liabilities:
Trade accounts payable	$—	$—
Accrued expenses and other current liabilities	—	(33.3)
Total current liabilities, discontinued operations	—	(33.3)
Other long-term liabilities	—	—
Total liabilities, discontinued operations	$—	$(33.3)
Combination of the Tektronix Video Business with Telestream
On July 20, 2019, we completed the combination of the Tektronix Video test and monitoring equipment business (“Tektronix Video Business”) with Telestream, LLC (the “Combined Business”), a portfolio company of Genstar Capital LLC. We recognized a pretax gain of $41 million upon the combination, and hold a 33% equity stake in the Combined Business. This transaction did not meet the criteria for discontinued operations reporting, and therefore the operating results of the Tektronix Video Business prior to the combination with Telestream are included in continuing operations for all periods presented. At December 31, 2021 and December 31, 2020, the carrying amount of the investment in the Combined Business included in other assets in the Consolidated Balance Sheets was $66 million and $77 million, respectively. For the years ended December 31, 2021 and December 31, 2020, the loss from our equity investment in the Combined Business recorded in Other non-operating expenses, net in the Consolidated Statements of Earnings was $11 million and $4 million, respectively.
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2021	2020
Finished goods	$215.4	$227.9
Work in process	94.0	75.2
Raw materials	203.3	152.4
Total	$512.7	$455.5
As of December 31, 2021 and 2020, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2021	2020
Land and improvements	$54.9	$57.1
Buildings and leasehold improvements	312.9	321.6
Machinery and equipment	706.7	717.8
Gross property, plant and equipment	1,074.5	1,096.5
Less: accumulated depreciation	(679.0)	(674.5)
Property, plant and equipment, net	$395.5	$422.0
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
In 2021, we had five continuing operations reporting units for goodwill impairment testing. As of the date of the 2021 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $171.3 million to approximately $3.3 billion. No goodwill impairment charges were recorded for continuing operations for the years ended December 31, 2021, 2020, and 2019, and no “triggering” events have occurred subsequent to the performance of the 2021 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Refer to Note 4 for information on goodwill impairment charges for discontinued operations.

The following is a rollforward of our goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total
Balance, January 1, 2020	$3,208.9	$1,842.9	$2,189.7	$7,241.5
Measurement period adjustments for 2019 acquisitions	14.8	—	20.1	34.9
Attributable to 2020 acquisitions	21.0	—	9.9	30.9
Foreign currency translation and other	24.1	25.0	2.8	51.9
Balance, December 31, 2020	3,268.8	1,867.9	2,222.5	7,359.2
Measurement period adjustments for 2020 acquisitions	0.4	—	(2.7)	(2.3)
Attributable to 2021 acquisitions	873.4	—	969.6	1,843.0
Foreign currency translation and other	(16.6)	(27.9)	(3.4)	(47.9)
Balance, December 31, 2021	$4,126.0	$1,840.0	$3,186.0	$9,152.0
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,130.0	$(475.8)	$983.3	$(401.1)
Customer relationships and other intangibles	3,571.9	(1,064.4)	2,958.3	(896.8)
Trademarks and trade names	110.5	(4.2)	18.0	(1.4)
Total finite-lived intangibles	4,812.4	(1,544.4)	3,959.6	(1,299.3)
Indefinite-lived intangibles:
Trademarks and trade names	622.2	—	630.3	—
Total intangibles	$5,434.6	$(1,544.4)	$4,589.9	$(1,299.3)
During 2021 we acquired finite-lived intangible assets, consisting primarily of customer relationships, trade names and technology, with a weighted average life of 16 years. During 2020, we acquired finite-lived intangible assets, consisting primarily of customer relationships and developed technology, with a weighted average life of 11 years. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2021, 2020, and 2019 was $321 million, $310 million and $261 million, respectively. Based on the intangible assets recorded as of December 31, 2021, amortization expense is estimated to be $381 million during 2022, $369 million during 2023, $367 million during 2024, $364 million during 2025, and $362 million during 2026.
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

Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Deferred compensation liabilities	—	36.0	—	36.0
December 31, 2020
Investment in Vontier	$1,119.2	$—	$—	$1,119.2
Deferred compensation liabilities	$—	$34.8	$—	$34.8
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
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the 2021 Term Loan and (ii) $683.2 million of the 2020 Delayed-Draw Term Loan. During the first quarter of 2021 we recognized a gain of $57.0 million related to the subsequent change in the fair value of the Retained Vontier Shares.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$2,151.7	$2,158.3	$1,399.8	$1,400.0
Long-term debt, net of current maturities	1,807.3	1,978.9	2,830.3	3,155.5
As of December 31, 2021 and December 31, 2020, long-term borrowings were categorized as Level 1.
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
Refer to Note 12 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2021		2020
	Current	Long-term	Current	Long-term
Compensation and other post-retirement benefits	$253.2	$58.2	$262.1	$66.6
Claims, including self-insurance and litigation	5.6	13.9	13.8	14.3
Pension obligations	4.5	133.9	4.5	167.1
Taxes, income and other	53.0	1,011.2	65.5	887.0
Deferred revenue	457.6	33.8	376.4	34.2
Sales and product allowances	21.6	—	20.2	—
Warranty	23.0	2.2	22.9	2.0
Other	142.2	33.2	134.5	62.2
Total	$960.7	$1,286.4	$899.9	$1,233.4
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, January 1, 2020	$21.6
Accruals for warranties issued during the year	13.9
Settlements made	(11.5)
Additions due to acquisitions	1.2
Effect of foreign currency translation	(0.3)
Balance, December 31, 2020	$24.9
Accruals for warranties issued during the year	17.5
Settlements made	(17.6)
Additions due to acquisitions	—
Effect of foreign currency translation	0.4
Balance, December 31, 2021	$25.2

NOTE 10. LEASES
We determine if an arrangement is or contains a lease at inception and recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months. We have operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. Many leases include optional terms, ranging from options to terminate the lease in less than one year to options to extend the lease for up to 23 years. We include optional periods as part of the lease term when we determine that we are reasonably certain to exercise the renewal option or we will not early terminate the lease. Reasonably certain is based on economic incentives and represents a high threshold. We have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Our finance lease and lessor arrangements are immaterial.
Lease-related balances are presented in the following three line items on the Consolidated Balance Sheet: (i) operating lease right-of-use assets; (ii) current operating lease liabilities; and (iii) operating lease liabilities.

Operating lease cost was $60 million, $60 million, and $58 million for the years ended December 31, 2021, 2020, and 2019, respectively. Short-term and variable lease cost was immaterial for the years ended December 31, 2021, 2020, and 2019.
During the years ended December 31, 2021 and 2020, cash paid for operating leases included in operating cash flows was $53 million and $52 million, respectively. ROU assets obtained in exchange for operating lease liabilities were $34 million and $55 million for the years ended December 31, 2021 and 2020, respectively.
The following table presents the maturities of our operating lease liabilities as of December 31, 2021 ($ in millions):

2022	$45.6
2023	36.7
2024	27.6
2025	19.5
2026	15.6
Thereafter	58.3
Total lease payments	203.3
Less: imputed interest	(18.8)
Total lease liabilities	$184.5
As of December 31, 2021 and 2020, the weighted average lease term of our operating leases was 7.85 years and 7.5 years, respectively, and the weighted average discount rate of our operating leases was 2.6% and 2.8%, respectively. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2021, we did not enter into any operating leases for which the lease term had not yet commenced.
NOTE 11. FINANCING
The carrying value of the components of our long-term debt as of December 31 were as follows ($ in millions):

	2021	2020
U.S. dollar-denominated commercial paper	$364.9	$—
3.15% senior unsecured notes due 2026	895.1	894.1
4.30% senior unsecured notes due 2046	547.3	547.2
0.875% senior convertible notes due 2022	1,152.0	1,389.0
Delayed-Draw Term Loan	999.7	—
Term Loan due May 2021	—	1,000.0
Term Loan due March 2021	—	399.8
Long-term debt	3,959.0	4,230.1
Less: current portion of long-term debt	2,151.7	1,399.8
Long-term debt, net of current maturities	$1,807.3	$2,830.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $13 million and $57 million as of December 31, 2021 and December 31, 2020, respectively, are netted against the principal amounts of the components of debt in the table above.

Credit Facilities

Delayed-Draw Term Loan
On December 16, 2021, we entered into a term loan credit agreement, which provides for a 364-day delayed-draw term loan facility up to an aggregate principal amount of $1.0 billion. Borrowings under the Delayed-Draw Term Loan facility may be Base Rate Loans, Daily Floating London Interbank Offered Rate (“LIBOR”) Loans or Eurodollar Rate Loans and bear interest as follows: (1) Eurodollar Rate Loans bear interest at a variable rate equal to the London inter-bank offered rate plus a margin of between 60.0 and 80.0 basis points, depending on the Company’s long-term debt credit rating; (2) Daily Floating LIBOR Rate Loans, like Eurodollar Rate Loans, bear interest at a variable rate equal to the London inter-bank offered rate plus a margin of between 60.0 and 80.0 basis points, depending on the Company’s long-term debt credit rating; and (3) Base Rate Loans bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s prime rate as publicly announced from time to time and (c) the Eurodollar Rate (as defined in the Credit Agreement) plus 1%; provided that in no event will the Eurodollar Rate be less than 0.0%.
We immediately drew down the full $1.0 billion available under the facility as a daily floating LIBOR rate loan (“Delayed-Draw Term Loan”) with repayment of the principal due December 15, 2022. The Delayed-Draw Term Loan bears interest at a variable rate equal to the daily LIBOR rate plus a spread of 60 basis points, based on Fortive’s current credit rating. Borrowings under the Delayed-Draw Term Loan facility are prepayable at the Company’s option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
Debt-for-Equity Exchange
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the year ended December 31, 2021.
Term Loan due May 2021
On January 21, 2021, we repaid the remaining $316.8 million outstanding of the Term Loan due May 2021 from the cash proceeds received from Vontier in the Vontier Separation. The fees associated with the prepayment were immaterial.
Our credit facility agreements require, among others, that we maintain certain financial covenants and we were in compliance with all of our financial covenants on December 31, 2021.
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
On February 9, 2021, we repurchased $281 million of the Convertible Notes using the remaining cash proceeds received from Vontier in the Separation and other cash on hand. In connection with the repurchase, we recorded a loss on debt extinguishment during 2021 of $10.5 million. In addition, upon repurchase we recorded $11.6 million as a reduction to additional paid-in capital related to the equity component of the repurchased Convertible Notes.
We recognized $45 million in interest expense during the year ended December 31, 2021, of which $10 million related to the contractual coupon rate of 0.875%, $6 million was attributable to the amortization of debt issuance costs, and $29 million was attributable to the amortization of the discount. Additionally, we recognized $0.3 million interest expense related to the Delayed- Draw Term Loan. We recognized $54 million in interest expense during the year ended December 31, 2020, of which $13 million related to the contractual coupon rate of 0.875%, $8 million was attributable to the amortization of debt issuance costs, and $34 million was attributable to the amortization of the discount. The discount at issuance was $102 million and is being amortized over a three-year period. The unamortized discount at December 31, 2021 was $4 million.

The Convertible Notes matured on February 15, 2022, as described in the Subsequent Event section below.
Revolving Credit Facility
On June 16, 2016, we entered into a five-year $1.5 billion Revolving Credit Facility that expired on June 16, 2021. On November 30, 2018, we entered into an amended and restated agreement (the “Credit Agreement”) extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion. The Revolving Credit Facility is subject to a one year extension option at our request and with the consent of the lenders. The Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Credit Agreement of up to an aggregate additional $1.0 billion. On April 24, 2020, we amended the $2.0 billion Revolving Credit Facility as described above.
The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities, and affirmative and negative covenants. As of December 31, 2021 and December 31, 2020, we were in compliance with all covenants under the Credit Agreement and had no borrowings outstanding under the Revolving Credit Facility.
Commercial Paper Programs
We periodically issue commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 and 183 days, respectively.
During 2020 we paid down and refinanced our outstanding commercial paper with the Term Loan that was initially due March 2021 and was retired in the Debt-for-Equity Exchange. In August 2021, we resumed borrowing under our Commercial Paper Program. Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”). As of December 31, 2021, no borrowings were outstanding under the Revolving Credit Facility.
The details of our Commercial Paper Programs as of December 31, 2021 were as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$364.9	0.32%	30.3
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
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2021 as long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Registered Notes
As of December 31, 2021, we had outstanding the following senior notes, collectively the “Registered Notes”:
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2021, we were in compliance with all of our covenants.
Other
We made interest payments, including amounts allocated to interest expense from discontinued operations during 2020 and 2019 of $123 million and $127 million, respectively. We had no interest payments from discontinued operations during 2021.
There are $2.2 billion of minimum principal payments due under our total long-term debt during 2022. The future minimum principal payments due are presented in the following table:

	Term Loans	Convertible and Registered Notes	Total
2022	$1,000.0	$1,156.5	$2,156.5
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	900.0	900.0
Thereafter	—	550.0	550.0
Total principal payments (a)	$1,000.0	$2,606.5	$3,606.5

(a) Not included in the table above are discounts, net of premiums and issuance costs associated with the Convertible and Registered Notes and Commercial Paper, which totaled $13 million as of December 31, 2021, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2021. In addition, the table above does not include principal balance of $365 million under the Commercial Paper Programs.

Subsequent Event
On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
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

The following sets forth the funded status of our plans and amounts recorded in Accumulated other comprehensive income (loss) as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2021	2020	2021	2020
Change in pension benefit obligation:
Benefit obligation at beginning of year	$47.2	$35.2	$371.8	$328.0
Service cost	—	—	4.1	4.4
Interest cost	1.0	1.2	2.8	4.0
Employee contributions	—	—	1.3	1.2
Benefits paid and other plan costs	(2.1)	(1.9)	(9.8)	(6.1)
Actuarial loss (gain)	(1.4)	7.0	(11.7)	17.9
Amendments, settlements and curtailments	—	—	(1.5)	(2.3)
Plan acquisitions and other	1.7	5.7	1.0	—
Foreign exchange rate impact	—	—	(17.2)	24.7
Benefit obligation at end of year	46.4	47.2	340.8	371.8
Change in plan assets:
Fair value of plan assets at beginning of year	29.3	26.5	224.4	189.9
Actual return on plan assets	3.4	3.5	6.7	17.3
Employer contributions	1.3	1.2	10.2	10.6
Employee contributions	—	—	1.4	1.2
Amendments and settlements	—	—	(1.2)	(1.8)
Benefits paid and other plan costs	(2.1)	(1.9)	(9.7)	(6.1)
Plan acquisitions and other	—	—	—	—
Foreign exchange rate impact	—	—	(8.7)	13.3
Fair value of plan assets at end of year	31.9	29.3	223.1	224.4
Funded status	$(14.5)	$(17.9)	$(117.7)	$(147.4)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2021 and 2020 is immaterial.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2021	2020	2021	2020
Amounts recorded in the Consolidated Balance Sheets as of December 31
Other assets	$—	$—	$6.2	$6.3
Accrued expenses and other current liabilities	(0.6)	(0.5)	(3.9)	(4.0)
Other long-term liabilities	(13.9)	(17.4)	(120.0)	(149.7)
Net amount recorded	$(14.5)	$(17.9)	$(117.7)	$(147.4)

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2021	2020	2021	2020
Amounts recorded in AOCI as of December 31
Prior service cost	$—	$—	$2.4	$2.9
Actuarial loss	(3.5)	6.8	77.1	99.6
Total recorded in AOCI, before tax	$(3.5)	$6.8	$79.5	$102.5

Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2021	2020	2021	2020
Discount rate	2.82%	2.40%	1.31%	0.99%
Rate of compensation increase	N/A	N/A	2.43%	2.36%

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$4.1	$4.4	$2.2
Interest cost	1.0	1.2	1.3	2.8	4.0	5.3
Expected return on plan assets	(1.0)	(1.3)	(1.3)	(5.0)	(5.4)	(5.5)
Amortization of net loss	0.1	—	—	3.9	4.1	2.5
Amortization of prior service cost	—	—	—	0.3	0.3	0.2
Net curtailment and settlement loss recognized	(0.1)	—	—	0.2	(0.5)	0.2
Net periodic pension cost	$—	$(0.1)	$—	$6.3	$6.9	$4.9

Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.65%	3.26%	4.40%	0.99%	1.38%	2.28%
Expected return on plan assets	4.32%	4.86%	5.75%	2.34%	2.82%	3.41%
Rate of compensation increase	N/A	N/A	N/A	2.36%	2.44%	2.61%
The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and are subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 1.25% to 4.32% in 2021, 1.25% to 4.86% in 2020, and 1.50% to 5.75% in 2019. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
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

The fair values of our pension plan assets as of December 31, 2021, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$3.7	$—	$—	$3.7
Mutual funds	—	32.6	—	32.6
Insurance contracts	—	31.7	—	31.7
Total	$3.7	$64.3	$—	$68.0
Investments measured at NAV(a):
Mutual funds				125.6
Real estate funds				18.7
Other private investments				42.7
Total assets at fair value				$255.0

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
Expected Contributions

During 2021, we contributed $1 million and $10 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2022, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $2 million and $12 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2022	$2.4	$10.2	$12.6
2023	2.5	9.9	12.4
2024	2.6	10.1	12.7
2025	2.7	10.1	12.8
2026	2.8	10.0	12.8
2027-2031	14.7	51.0	65.7
Defined Contribution Plans
We administer and maintain 401(k) programs and contributions to the 401(k) programs are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) programs totaling $57 million in 2021, $51 million in 2020, and $48 million in 2019.
NOTE 13. SALES
We derive revenue primarily from the sales of products and software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $71 million as of December 31, 2021 and $56 million as of December 31, 2020.
Contract Costs — We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of December 31, 2021, we had $27 million in net revenue-related contract assets primarily related to certain software contracts recorded in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheet. Our revenue-related contract assets at December 31, 2020 were $31 million. These assets have estimated useful lives between 3 and 8 years.
Impairment losses recognized on our contract-related assets were immaterial during both the years ended December 31, 2021 and December 31, 2020.
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
Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2021	2020
Deferred revenue - current	$457.6	$376.4
Deferred revenue - noncurrent	33.8	34.2
Total contract liabilities	$491.4	$410.6
In the year ended December 31, 2021, we recognized $307 million of revenue-related to our contract liabilities at January 1, 2021. The change in our contract liabilities from December 31, 2020 to December 31, 2021 was primarily due to an increase of $52.4 million from acquisitions and the timing of cash receipts and sales of PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments as of December 31, 2021 is as follows ($ in millions):

2021
Intelligent Operating Solutions	$638.7
Precision Technologies	52.9
Advanced Healthcare Solutions	48.5
Total remaining performance obligations	$740.1
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 80 percent within the next two years, approximately 90 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Disaggregation of revenue for the year ended December 31, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products	$4,496.1	$1,899.8	$1,630.6	$965.7
Sales of services	758.6	269.6	218.3	270.7
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

Geographic:
United States	$2,683.0	$1,118.1	$921.2	$643.7
China	650.7	212.3	321.1	117.3
All other (each country individually less than 5% of total sales)	1,921.0	839.0	606.6	475.4
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

End markets:
Direct sales:(a)
Medical	$1,332.7	$37.7	$138.4	$1,156.6
Industrial & Manufacturing	1,256.9	816.0	416.3	24.6
Utilities & Power	390.2	223.4	166.8	—
Government	389.2	203.8	145.8	39.6
Communication, Electronics & Semiconductor	381.4	118.0	261.5	1.9
Aerospace & Defense	239.0	—	239.0	—
Oil & Gas	262.2	252.1	10.1	—
Retail & Consumer	217.2	129.0	88.2	—
Other	506.3	252.3	253.9	0.1
Total direct sales	4,975.1	2,032.3	1,720.0	1,222.8
Distributors	279.6	137.1	128.9	13.6
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

(a) Direct Sales also include sales made through third-party distributors to these end markets.

Disaggregation of revenue for the year ended December 31, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products	$3,956.7	$1,677.2	$1,445.7	$833.8
Sales of services	677.7	206.5	205.6	265.6
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

Geographic:
United States	$2,436.6	$970.3	$856.0	$610.3
China	534.1	172.0	265.8	96.3
All other (each country individually less than 5% of total sales)	1,663.7	741.4	529.5	392.8
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

End markets:(a)
Direct sales:
Medical	$1,185.2	$39.1	$114.0	$1,032.1
Industrial & Manufacturing	1,057.0	700.2	335.3	21.5
Utilities & Power	357.8	208.3	149.5	—
Government	348.0	170.5	146.3	31.2
Communication, Electronics & Semiconductor	290.9	116.3	172.5	2.1
Aerospace & Defense	250.3	20.4	229.9	—
Oil & Gas	228.6	217.7	10.9	—
Retail & Consumer	171.3	90.4	80.9	—
Other	480.4	225.3	255.1	—
Total direct sales	4,369.5	1,788.2	1,494.4	1,086.9
Distributors	264.9	95.5	156.9	12.5
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

(a) Direct Sales also include sales made through third-party distributors to these end markets.

Disaggregation of revenue for the year ended December 31, 2019 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products	$3,922.5	$1,677.6	$1,587.0	$657.9
Sales of services	641.4	221.3	221.4	198.7
Total	$4,563.9	$1,898.9	$1,808.4	$856.6

Geographic:
United States	$2,394.2	$1,135.7	$917.4	$341.1
China	501.2	181.6	279.5	40.1
All other (each country individually less than 5% of total sales)	1,668.5	581.6	611.5	475.4
Total	$4,563.9	$1,898.9	$1,808.4	$856.6

End markets:(a)
Direct sales:
Medical	$925.3	$16.2	$104.0	$805.1
Industrial & Manufacturing	1,050.4	680.2	349.8	20.4
Utilities & Power	396.1	217.2	178.9	—
Government	284.3	117.2	148.9	18.2
Communication, Electronics & Semiconductor	363.1	131.4	231.7	—
Aerospace & Defense	276.8	22.3	254.5	—
Oil & Gas	222.9	207.6	15.3	—
Retail & Consumer	219.9	116.0	103.4	0.5
Other	528.4	252.2	275.9	0.3
Total direct sales	4,267.2	1,760.3	1,662.4	844.5
Distributors	296.7	138.6	146.0	12.1
Total	$4,563.9	$1,898.9	$1,808.4	$856.6

(a) Direct Sales also include sales made through third-party distributors to these end markets.

NOTE 14. INCOME TAXES
Earnings and Income Taxes
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
United States	$367.4	$1,213.3	$91.3
International	310.1	294.4	245.4
Total	$677.5	$1,507.7	$336.7
The continuing operations provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
Current:
Federal U.S.	$21.5	$59.4	$23.4
Non-U.S.	75.0	74.3	48.7
State and local	7.8	19.4	5.0
Deferred:
Federal U.S.	(21.9)	(44.1)	16.9
Non-U.S.	(16.9)	(33.0)	(17.4)
State and local	(2.2)	(20.5)	(8.0)
Income tax provision	$63.3	$55.5	$68.6

Effective Income Tax Rate
The continuing operations effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.9%	0.4%	(3.3)%
Foreign income taxed at different rates than U.S. statutory rate	(4.4)%	(0.5)%	(1.7)%
U.S. federal permanent differences related to the TCJA	(5.6)%	(0.9)%	1.2%
Compensation related	(0.3)%	(0.5)%	(1.7)%
Other	(0.3)%	(0.2)%	4.9%
Effective income tax rate before adjustments related to the unrealized gain on the Retained Vontier Shares	11.3%	19.3%	20.4%

Adjustment for the unrealized gain on the Retained Vontier Shares	(2.0)%	(15.6)%	—%
Effective income tax rate after adjustments related to the unrealized gain on the Retained Vontier Shares	9.3%	3.7%	20.4%

Our effective tax rate for 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and a permanent difference on the realized gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange that was completed on January 19, 2021. The Debt-for-Equity Exchange included an exchange of all of our Vontier common stock owned as of December 31, 2020.

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

We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. After the TCJA, our ability to obtain a tax benefit in certain countries that continue to have lower statutory tax rates than the United States is dependent on our levels of taxable income in such foreign countries. We believe that a change in the statutory tax rate of any individual foreign country would not typically have a material effect on our financial statements given the geographic dispersion of our taxable income.

We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2021. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We made income tax payments related to continuing operations of $103 million, $95 million, and $79 million during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated Balance Sheets. Deferred income tax assets and liabilities from continuing operations as of December 31 were as follows ($ in millions):

	2021	2020
Deferred Tax Assets:
Allowance for doubtful accounts	$7.5	$8.4
Operating lease liabilities	45.6	47.9
Inventories	11.4	12.5
Pension benefits	36.9	32.1
Environmental and regulatory compliance	2.2	4.1
Other accruals and prepayments	30.6	16.5
Deferred service income	5.2	4.6
Warranty services	5.4	3.9
Stock-based compensation expense	29.0	27.9
Tax credit and loss carryforwards	214.8	155.1
Valuation allowances	(73.7)	(47.1)
Total deferred tax assets	$314.9	$265.9
Deferred Tax Liabilities:
Property, plant and equipment	$(43.8)	$(46.0)
Operating lease right-of-use assets	(42.6)	(44.3)
Insurance, including self-insurance	(157.3)	(166.8)
Goodwill and other intangibles	(765.1)	(554.4)
Other	(4.0)	(27.6)
Total deferred tax liabilities	(1,012.8)	(839.1)
Net deferred tax liability	$(697.9)	$(573.2)
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

Deferred taxes associated with U.S. entities from continuing operations consist of net deferred tax liabilities of approximately $698 million and $550 million inclusive of valuation allowances of $52 million and $25 million as of December 31, 2021 and December 31, 2020, respectively. Deferred taxes associated with non-U.S. entities from continuing operations consist of net deferred tax liabilities of $0.1 million and $23 million, inclusive of valuation allowances of $21 million and $22 million, as of December 31, 2021 and December 31, 2020, respectively. Our valuation allowance increased by $27 million and by $3 million during the years ended December 31, 2021 and December 31, 2020, respectively, due primarily to foreign net operating losses in both years and acquired domestic tax attributes in 2021.
As of December 31, 2021, our U.S. and non-U.S. net operating loss carryforwards totaled $1.8 billion, of which $285 million is related to federal net operating loss carryforwards, $1.0 billion is related to state net operating loss carryforwards, and $483 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2021 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $182 million, before applicable valuation allowances of $53 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2022 through 2041. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2021, our U.S. and non-U.S. tax credit carryforwards totaled $33 million, which is primarily related to U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2022 through 2041. As of December 31, 2021, we maintain a $15 million valuation allowance related to certain tax credit carryforwards.
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
As of December 31, 2021, gross unrecognized tax benefits for continuing and discontinued operations were $193 million ($217 million total, including $25 million associated with interest and penalties, and net of the impact of $1 million of indirect tax benefits). As of December 31, 2020, gross unrecognized tax benefits for continuing and discontinued operations were $200 million ($224 million total, including $26 million associated with interest and penalties, and net of the impact of $2 million of indirect tax benefits). We recognized approximately $6 million, $10 million and $8 million in potential interest and penalties associated with uncertain tax positions during 2021, 2020, and 2019, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2021. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020.Some examinations may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2021	2020	2019
Unrecognized tax benefits, beginning of year	$200.1	$214.9	$133.4
Additions based on tax positions related to the current year	7.9	10.4	17.8
Additions for tax positions of prior years	3.4	16.1	79.7
Reductions for tax positions of prior years	(1.4)	(26.5)	(13.0)
Lapse of statute of limitations	(15.6)	(6.1)	(2.3)
Settlements	(0.2)	(0.5)	(0.3)
Effect of foreign currency translation	(1.2)	1.7	(0.4)
Separation related adjustments (a)	—	(9.9)	—
Unrecognized tax benefits, end of year	$193.0	$200.1	$214.9

(a) Unrecognized tax benefit reserves decreased in 2020 by $10 million upon separation from Vontier in accordance with the Agreements.
Repatriation and Unremitted Earnings
The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. As of December 31, 2021, we recorded estimated incremental foreign remittance taxes of $1 million on the planned 2022 repatriation of $542 million of previously unremitted earnings from 2021 and prior periods.
The TCJA imposed a final U.S. tax on cumulative earnings from our foreign operations that we have previously made an assertion regarding the amount of such earnings intended for indefinite reinvestment. As of December 31, 2021, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $2.0 billion. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
NOTE 15. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
Employee severance related	$12.8	$21.1	$46.9
Facility exit and other related	5.9	5.7	3.5
Total restructuring and other related charges	$18.7	$26.8	$50.4
Substantially all restructuring activities initiated in 2021 were completed by December 31, 2021. We expect substantially all cash payments associated with remaining termination benefits recorded in 2021 will be paid in 2022, and all planned restructuring activities related to the 2020 and 2019 plans have been completed.
The nature of our restructuring and related activities initiated in 2021, 2020 and 2019 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost-efficient manner, while taking into consideration broad economic uncertainties, including those created by the COVID-19 pandemic.

Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2021	2020	2019
Intelligent Operating Solutions	$7.4	$12.5	$23.8
Precision Technologies	6.8	9.8	26.4
Advanced Healthcare Solutions	4.5	4.5	0.2
Total	$18.7	$26.8	$50.4
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2021 and 2020 restructuring actions ($ in millions):

	Balance as of January 1, 2020	Costs Incurred	Paid/ Settled	Balance as of December 31, 2020	Costs Incurred	Paid/ Settled	Balance as of December 31, 2021
Employee severance and related	$32.4	$21.1	$(38.7)	$14.8	$12.8	$(17.5)	$10.1
Facility exit and other related	0.2	5.7	(5.3)	0.6	5.9	(5.8)	0.7
Total	$32.6	$26.8	$(44.0)	$15.4	$18.7	$(23.3)	$10.8
The restructuring and other related charges incurred during 2021, 2020, and 2019 were substantially all cash charges. These charges are reflected in the following captions in the Consolidated Statements of Earnings ($ in millions):

	2021	2020	2019
Cost of sales	$2.8	$8.2	$13.8
Selling, general, and administrative expenses	15.9	18.6	36.6
Total	$18.7	$26.8	$50.4

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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2021 and 2020 we had reserves of $6 million and $15 million, respectively, included in Accrued expenses and Other liabilities in the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
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
As of both December 31, 2021 and 2020, we had approximately $64 million and $68 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
We have entered into agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2021, the aggregate amount of our purchase obligations totaled $493 million, of which $369 million are expected to be settled within one year of December 31, 2021.

NOTE 17. STOCK BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 43 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2021, approximately 18.6 million shares of our common stock remain available for issuance under the Stock Plan. Stock options under the Stock Plan generally vest pro rata over a four-year or five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as conversion awards in connection with the separation from Danaher were priced to maintain the economic value before and after the separation.
RSUs and RSAs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over four or five years, although certain employees may be awarded RSUs with different time-based vesting criteria. Time-based vesting RSUs granted to members of our senior management are also accompanied by incremental RSUs subject to performance-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. However, the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board of Directors (the “Board”). Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding. RSAs granted under the Stock Plan generally provide for time-based vesting over five years and have all of the same dividend, voting, and other rights corresponding to all other common stock, provided, however, that the dividends payable on the RSAs will accrue and be delivered at the time of delivery of the shares upon vesting of the RSA.
PSUs issued under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder, vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a performance period of approximately three years, are subject to an additional two-year holding period and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSUs are not considered issued and outstanding.
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
In connection with the exercise of certain stock options and the vesting of Stock Awards issued under the Stock Plan, a number of our shares sufficient to fund statutory minimum tax withholding requirements have been withheld from the total shares issued or released to the award holder (though under the terms of the Stock Plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2021, approximately 252 thousand shares of Fortive common stock with an aggregate value of approximately $17 million, were withheld to satisfy this requirement. The tax withholding is treated as a reduction in Additional paid-in capital in the Consolidated Statement of Changes in Equity.
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
The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2021	2020	2019
Stock Awards:
Pretax compensation expense	$48.6	$38.6	$34.1
Income tax benefit	(7.9)	(6.0)	(6.6)
Stock Award expense, net of income taxes	40.7	32.6	27.5
Stock options:
Pretax compensation expense	28.8	24.0	18.4
Income tax benefit	(5.0)	(3.7)	(2.8)
Stock option expense, net of income taxes	23.8	20.3	15.6
Total stock-based compensation:
Pretax compensation expense	77.4	62.6	52.5
Income tax benefit	(12.9)	(9.7)	(9.4)
Total stock-based compensation expense, net of income taxes	$64.5	$52.9	$43.1
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the consolidated financial statements. During the years ended December 31, 2021, 2020, and 2019 we realized an Excess Tax Benefit of $10 million, $13 million, and $10 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2021. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$83.6
Stock options	48.4
Total unrecognized compensation cost	$132.0

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2021	2020	2019
Risk-free interest rate	0.8% - 1.3%	0.3% - 1.5%	1.4% - 2.6%
Volatility (a)	27.2%	21.1%	19.9%
Dividend yield (b)	0.4%	0.4%	0.4%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

(a) Expected volatility is based on a weighted average blend of the company’s historical stock price volatility from July 2, 2016 (the date of separation from Danaher) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options.

(b) The dividend yield is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by Fortive’s closing stock price on the grant date.
The following summarizes option activity under the Stock Plan (in millions, except price per share and numbers of years):

	Options (a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019 (a)	11.9	$36.22
Granted	2.7	57.28
Exercised	(1.4)	28.14
Canceled/forfeited	(0.9)	55.01
Outstanding as of December 31, 2019 (a)	12.3	40.50
Granted	2.3	63.09
Exercised	(1.9)	26.32
Canceled/forfeited	(0.7)	61.39
Adjustment due to Vontier Separation (b)	(1.4)	44.94
Outstanding as of December 31, 2020	10.6	50.07
Granted	2.0	69.07
Exercised	(1.5)	36.40
Canceled/forfeited	(0.7)	64.28
Outstanding as of December 31, 2021	10.4	54.81	6	$224.3
Vested and expected to vest as of December 31, 2021 (c)	10.3	54.62	6	$222.9
Vested as of December 31, 2021	4.8	42.78	4	$160.9

(a) The outstanding options as of December 31, 2019 have been adjusted by a factor of 1.20, as noted above, due to the Separation.
(b) The “Adjustment due to Vontier Separation” reflects the cancellation of outstanding options held by Vontier employees as of October 8, 2020, which were replaced with Vontier options issued by Vontier as part of the Separation.
(c) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.

Options outstanding as of December 31, 2021 are summarized below (in millions; except price per share and number of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$10.67 - $29.47	0.5	$25.64	1	0.5	$25.64
$29.48 - $37.95	2.1	34.37	3	2.1	34.37
$37.96 - $58.78	1.6	46.78	5	1.2	46.05
$58.79 - $67.64	4.5	64.93	8	0.7	63.35
$67.65 - $78.03	1.7	69.69	8	0.3	68.29
Total shares	10.4			4.8
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Stock Plan for the years ended December 31 ($ in millions):

	2021	2020	2019
Aggregate intrinsic value of stock options exercised	$55.9	$65.8	$52.5
Cash receipts from stock options exercised	$52.4	$46.7	$40.0
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2021, 2020, and 2019 (in millions; except price per share):

	Number of Stock Awards (a)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2019	2.1	$49.04
Granted	1.1	64.72
Vested	(0.6)	40.86
Forfeited	(0.3)	56.16
Unvested as of December 31, 2019	2.3	57.74
Granted	1.0	64.14
Vested	(0.6)	50.82
Forfeited	(0.2)	61.00
Adjustment due to Vontier Separation (b)	(0.2)	60.40
Unvested as of December 31, 2020	2.3	63.04
Granted	1.1	68.90
Vested	(0.5)	55.78
Forfeited	(0.3)	65.28
Unvested as of December 31, 2021	2.6	66.43

(a) The outstanding stock awards as of December 31, 2019 have been adjusted by a factor of 1.20, as noted above, due to the Separation.
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
We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2021:
First quarter	$0.07	$23.7
Second quarter	0.07	23.7
Third quarter	0.07	25.2
Fourth quarter	0.07	25.1
Total	$0.28	$97.7

2020:
First quarter	$0.07	$23.5
Second quarter	0.07	23.6
Third quarter	0.07	23.6
Fourth quarter	0.07	23.7
Total	$0.28	$94.4

The sum of the components of total dividends paid may not equal the total amount due to rounding.
Aggregate cash payments for the dividends paid to shareholders are recorded as dividends to shareholders in our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows.
Subsequent Events
On January 25, 2022 we declared a regular quarterly cash dividend of $0.07 per share payable on March 25, 2022 to common stockholders of record on February 25, 2022.
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
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

We declared and paid cash dividends on our MCPS during the periods presented as follows:

	Dividend Per Preferred Share	Amount ($ in millions)
2021:
First quarter	$12.50	$17.3
Second quarter	12.50	17.2
Third quarter	—	—
Fourth quarter	—	—
Total	$25.00	$34.5

2020:
First quarter	$12.50	$17.3
Second quarter	12.50	17.2
Third quarter	12.50	17.3
Fourth quarter	12.50	17.2
Total	$50.00	$69.0

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
For the years ended December 31, 2021, 2020, and 2019 the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 0.3 million shares, 4.9 million shares, and 3.0 million shares respectively. The impact of our MCPS calculated under the if-converted method was anti-dilutive for the year ended December 31, 2019, and as such, 18.3 million shares were excluded from the dilutive EPS calculation. The impact of our MCPS calculated under the if-converted method was dilutive for the year ended December 31, 2020, and therefore the 19.9 million shares were included in the calculation of diluted EPS.
As described in Note 11, upon conversion of the Convertible Notes, holders will receive cash, shares of our common stock, or a combination thereof, at our election. Our intention is to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. We believe we have the ability to settle these obligations as intended, and therefore we have accounted for the conversion features under the treasury stock method in our calculation of EPS. Because the fair value of our common stock is below the conversion price, the Convertible Notes had no impact on our earnings per share for the years ended December 31, 2021 and 2020.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net earnings from continuing operations	$614.2	$1,452.2	$268.1
Mandatory convertible preferred stock cumulative dividends	(34.5)	(69.0)	(69.0)
Net earnings attributable to common stockholders from continuing operations used in basic earnings per share	$579.7	$1,383.2	$199.1
Add-back: Mandatory convertible preferred stock cumulative dividends (“if-converted” method)	—	69.0	—
Net earnings attributable to common stockholders from continuing operations and assumed conversions used in diluted earnings per share	$579.7	$1,452.2	$199.1

Denominator
Weighted average common shares outstanding used in basic earnings per share	349.0	337.4	335.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.3	1.7	4.2
Assumed conversion of outstanding mandatory convertible preferred stock	—	19.9	—
Weighted average common shares outstanding used in diluted earnings per share	352.3	359.0	340.0

Net earnings from continuing operations per common share - Basic	$1.66	$4.10	$0.59
Net earnings from continuing operations per common share - Diluted	$1.65	$4.05	$0.59

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

Segment results are shown below ($ in millions):

	Year Ended December 31
	2021	2020	2019
Sales:
Intelligent Operating Solutions	$2,169.4	$1,883.7	$1,898.9
Precision Technologies	1,848.9	1,651.3	1,808.4
Advanced Healthcare Solutions	1,236.4	1,099.4	856.6
Total	$5,254.7	$4,634.4	$4,563.9

Operating Profit:
Intelligent Operating Solutions	$408.5	$317.8	$289.0
Precision Technologies	408.0	321.7	324.6
Advanced Healthcare Solutions	101.9	2.1	(72.0)
Other	(105.6)	(102.2)	(97.7)
Total	$812.8	$539.4	$443.9

Segment assets:
Intelligent Operating Solutions	$6,769.3	$5,662.1	$5,748.2
Precision Technologies	2,994.2	2,979.7	2,974.7
Advanced Healthcare Solutions	5,737.4	4,309.8	4,432.9
Total segment assets	15,500.9	12,951.6	13,155.8
Other	964.6	3,069.5	1,436.8
Assets of Discontinued Operations	—	30.4	2,846.4
Total assets	$16,465.5	$16,051.5	$17,439.0

Depreciation and amortization:
Intelligent Operating Solutions	$187.8	$179.1	$182.5
Precision Technologies	41.6	43.0	47.1
Advanced Healthcare Solutions	161.7	159.7	110.3
Other	4.4	2.2	1.6
Total	$395.5	$384.0	$341.5

Capital expenditures, gross:
Intelligent Operating Solutions	$16.7	$26.1	$30.4
Precision Technologies	21.4	17.4	21.3
Advanced Healthcare Solutions	6.4	20.1	16.0
Other	5.5	12.1	6.8
Total	$50.0	$75.7	$74.5

Operations in Geographic Areas:

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales:
United States	$2,683.0	$2,436.6	$2,394.2
China	650.7	534.1	501.2
All other (each country individually less than 5% of total sales)	1,921.0	1,663.7	1,668.5
Total	$5,254.7	$4,634.4	$4,563.9

Property, plant and equipment, net
United States	$291.3	$304.6	$328.0
Switzerland	23.1	30.2	17.9
All other (each country individually less than 5% of total property, plant and equipment, net)	81.1	87.2	70.1
Total	$395.5	$422.0	$416.0

NOTE 20. RELATED-PARTY TRANSACTIONS WITH DANAHER
In connection with the separation from Danaher in 2016, we entered into certain agreements with Danaher, which governed the separation and provided a framework for the relationship between the parties going forward. Refer to Note 14 for additional discussion of the tax matters agreement.
We continue to enter into arms-length revenue arrangements in the ordinary course of business with Danaher and its affiliates and these transactions are considered related party transactions. We recorded sales of approximately $13 million, $13 million, and $12 million to Danaher and its subsidiaries during the years ended December 31, 2021, 2020, and 2019, respectively. Purchases from Danaher and its subsidiaries were approximately $14 million, $12 million, and $13 million during the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 21. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2021:
Sales(a)	$1,259.2	$1,319.7	$1,301.0	$1,374.8
Gross profit	711.9	755.5	745.7	794.0
Operating profit	197.6	211.3	202.3	201.6
Earnings from continuing operations, net of income taxes	111.7	182.0	152.6	167.9
Earnings (loss) from discontinued operations, net of income taxes	(1.5)	(1.1)	(0.3)	(2.9)
Net earnings	$110.2	$180.9	$152.3	$165.0
Earnings per common share - basic:
Continuing operations	$0.28	$0.49	$0.42	$0.47
Discontinued operations	—	—	—	(0.01)
Total earnings per common share - basic	$0.27	$0.48	$0.42	$0.46
Earnings per common share - diluted:
Continuing operations	$0.28	$0.48	$0.42	$0.46
Discontinued operations	—	—	—	(0.01)
Total earnings per common share - diluted	$0.27	$0.48	$0.42	$0.44

2020:
Sales	$1,108.1	$1,041.6	$1,159.8	$1,324.9
Gross profit	612.0	582.8	651.6	762.1
Operating profit	115.4	102.6	137.5	183.9
Earnings from continuing operations, net of income taxes	54.8	59.8	86.0	1,251.6
Earnings from discontinued operations, net of income taxes	(12.9)	70.2	139.8	(36.0)
Net earnings	$41.9	$130.0	$225.8	$1,215.6
Earnings per common share - basic:
Continuing operations	$0.11	$0.13	$0.20	$3.65
Discontinued operations	(0.04)	0.20	0.42	(0.11)
Total earnings per common share - basic	$0.07	$0.33	$0.62	$3.55
Earnings per common share - diluted:
Continuing operations	$0.11	$0.13	$0.20	$3.47
Discontinued operations	(0.04)	0.20	0.41	(0.10)
Total earnings per common share - diluted	$0.07	$0.33	$0.61	$3.37

The sum of net earnings per share amount may not add due to rounding.
(a) Sales in the third quarter of 2021 include an increase of $1.5 million, as a result of our adoption of ASU 2021-08 and the retrospective application to the ServiceChannel acquisition. Refer to Note 2 for details.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2021 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisitions of the ServiceChannel business on August 24, 2021 and Provation on December 27, 2021, collectively the “Acquired Businesses.” The Company has not yet fully incorporated the internal controls and procedures of the Acquired Businesses into the Company’s internal control over financial reporting, and as such, management excluded the Acquired Businesses from its assessment. The Company has included goodwill and other intangible assets of the Acquired Businesses in this assessment. The assets and revenues of the Acquired Businesses excluded from management’s assessment of internal controls constituted 1% of the Company’s total assets as of December 31, 2021 and 1% of the Company’s total revenues for the year ended December 31, 2021, respectively.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors and Corporate Governance in the Proxy Statement for our 2022 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
We have adopted a code of business conduct and ethics for directors, officers (including Fortive’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Fortive Code. The Fortive Code is available in the “Our Culture-Integrity & Compliance” section of our website at www.fortive.com.
We intend to disclose any amendment to the Fortive Code that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Fortive Code granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of our other executive officers, in the

“Our Culture-Integrity & Compliance” section of our website, at www.fortive.com, within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, and Director Compensation in the Proxy Statement for our 2022 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Ownership of Our Stock, and Equity Compensation Plan Information in the Proxy Statement for our 2022 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2022 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2022 annual meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements, including the report of independent registered public accounting firm (PCAOB ID: 42), are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 106 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	114

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 7, 2018, among Fortive Corporation, Stevens Holding Company, Inc., Altra Industrial Motion Corp. and McHale Acquisition Corp.	Incorporated by reference from Exhibit 2.1 to Altra Industrial Motion Corp.’s Current Report on Form 8-K filed on March 9, 2018 (Commission File Number: 1-33209)

3.1	Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form10-Q for the quarter ended July 2, 2021 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2	Indenture, dated as of February 22, 2019, among Fortive Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

4.3	Description of Securities

10.1
Amended and Restated Credit Agreement, dated as of November 30, 2018, among Fortive Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 3, 2018 (Commission File Number: 1-37654)

10.2
Amendment No. 1 to Revolving Credit Agreement, dated as of February 21, 2019, among Fortive Corporation, Bank of America N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 22, 2019 (Commission File Number: 1-37654)

10.3
Amendment No. 2 to the Revolving Credit Agreement, dated as of February 25, 2020, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 28, 2020 (Commission File Number: 1-37654)

10.4
Amendment No. 3 to Revolving Credit Agreement, dated as of April 24, 2020, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on April 30, 2020 (Commission File Number: 1-37654)

10.5
Amendment No. 4 to Revolving Credit Agreement, dated as of October 5, 2021, by and among Fortive Corporation and certain of its subsidiaries from time to time party thereto, Bank of America, N.A., as Administrative Agent

10.6	364-Day Term Loan Credit Agreement, dated as of December 16, 2021, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 21, 2021 (Commission File Number: 1-37654)

10.7	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.15 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.8 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.9	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.10	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.11	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.12	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.13	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.14	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.15	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.16	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.17	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.18	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.19	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.20	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021 (Commission File Number: 1-37654

10.21	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.22	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form*	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.23	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.24	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Barbara Hulit*	Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-37654)

10.25	Offer of Employment Letter, dated January 25, 2021 between TGA Employment Services LLC and Edward R. Simmons *

10.26	Offer of Employment Letter, dated July 12, 2021 between TGA Employment Services LLC and Olumide Soroye*

10.27	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Earnings for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (vi) Notes to Consolidated Financial Statements.
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

FORTIVE CORPORATION

Date: February 28, 2022	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 28, 2022
Alan G. Spoon
Chairman of the Board

/s/ DAN COMAS	February 28, 2022
Dan Comas
Director

/s/ SHARMISTHA DUBEY	February 28, 2022
Sharmistha Dubey
Director

/s/ REJJI P. HAYES	February 28, 2022
Rejji P. Hayes
Director

/s/ WRIGHT LASSITER	February 28, 2022
Wright Lassiter
Director

/s/ JAMES A. LICO	February 28, 2022
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 28, 2022
Kate D. Mitchell
Director

/s/ JEANNINE P. SARGENT	February 28, 2022
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 28, 2022
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 28, 2022
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(a)	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2021:
Allowances deducted from asset accounts
Allowance for credit losses	$42.5	$7.1	$(0.7)	$2.0	$(11.2)	$39.7

Year Ended December 31, 2020:
Allowances deducted from asset accounts
Allowance for credit losses	$26.4	$7.1	$1.2	$11.5	$(3.7)	$42.5

Year Ended December 31, 2019:
Allowances deducted from asset accounts
Allowance for credit losses	$18.7	$12.2	$(0.3)	$0.6	$(4.8)	$26.4

(a) Amounts are related to businesses acquired. In addition, the year ended December 31, 2020 includes an increase in the allowance for trade accounts receivables of $11.5 million recognized upon the adoption of ASU 2016-13 on January 1, 2020.