Form 10-Q
period 2022-04-01
Fortive Corp
filed 2022-04-28
CIK 1659166

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 25, 2022 was 358,447,899.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	April 1, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$684.3	$819.3
Accounts receivable, net	929.0	930.2
Inventories:
Finished goods	232.0	215.4
Work in process	103.0	94.0
Raw materials	218.3	203.3
Inventories	553.3	512.7
Prepaid expenses and other current assets	281.1	252.7
Total current assets	2,447.7	2,514.9
Property, plant and equipment, net of accumulated depreciation of $723.2 and $679.0 at April 1, 2022 and December 31, 2021, respectively	412.6	395.5
Other assets	484.3	512.9
Goodwill	9,132.9	9,152.0
Other intangible assets, net	3,788.9	3,890.2
Total assets	$16,266.4	$16,465.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	999.8	2,151.7
Trade accounts payable	576.1	557.9
Accrued expenses and other current liabilities	985.7	1,005.3
Total current liabilities	2,561.6	3,714.9
Other long-term liabilities	1,399.2	1,426.3
Long-term debt	2,738.9	1,807.3
Commitments and Contingencies
Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized and no shares issued or outstanding at April 1, 2022 and December 31, 2021	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 360.9 and 360.4 million issued; 358.4 and 359.1 million outstanding at April 1, 2022 and December 31, 2021, respectively	3.6	3.6
Additional paid-in capital	3,619.1	3,670.0
Treasury shares, at cost:	(63.8)	—
Retained earnings	6,226.4	6,023.6
Accumulated other comprehensive loss	(223.9)	(185.0)
Total Fortive stockholders’ equity	9,561.4	9,512.2
Noncontrolling interests	5.3	4.8
Total stockholders’ equity	9,566.7	9,517.0
Total liabilities and equity	$16,266.4	$16,465.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Sales of products and software	$1,152.7	$1,077.2
Sales of services	223.8	182.0
Total sales	1,376.5	1,259.2
Cost of product and software sales	(465.1)	(444.3)
Cost of service sales	(119.4)	(103.0)
Total cost of sales	(584.5)	(547.3)
Gross profit	792.0	711.9
Operating costs:
Selling, general and administrative expenses	(480.6)	(428.1)
Research and development expenses	(99.1)	(86.2)
Operating profit	212.3	197.6
Non-operating income (expense), net:
Interest expense, net	(18.8)	(27.7)
Loss on extinguishment of debt	—	(104.9)
Gain on investment in Vontier Corporation	—	57.0
Other non-operating expense, net	(2.7)	(3.3)
Earnings from continuing operations before income taxes	190.8	118.7
Income taxes	(25.7)	(7.0)
Net earnings from continuing operations	165.1	111.7
Earnings (loss) from discontinued operations, net of income taxes	—	(1.5)
Net earnings	165.1	110.2
Mandatory convertible preferred dividends	—	(17.3)
Net earnings attributable to common stockholders	$165.1	$92.9

Net earnings per common share from continuing operations:
Basic	$0.46	$0.28
Diluted	$0.45	$0.28
Net earnings (loss) per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net earnings per share:
Basic	$0.46	$0.27
Diluted	$0.45	$0.27
Average common stock and common equivalent shares outstanding:
Basic	359.3	338.6
Diluted	368.4	341.7
The sum of net earnings per share amounts may not add due to rounding.
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net earnings	$165.1	$110.2
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(39.4)	(34.7)
Pension adjustments	0.5	1.0
Total other comprehensive income (loss), net of income taxes	(38.9)	(33.7)
Comprehensive income	$126.2	$76.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount	Shares	Amount
Balance, December 31, 2021	359.1	$3.6	—	$—	$—	$3,670.0	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	—	—	—	(65.7)	62.8	—	—
Balance, January 1, 2022	359.1	3.6	—	—	—	3,604.3	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	—	—	165.1	—	—
Dividends to common shareholders	—	—	—	—	—	—	(25.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(38.9)	—
Common stock-based award activity	0.5	—	—	—	—	23.8	—	—	—
Common stock repurchases	(1.0)	—	—	—	(63.8)	—	—	—	—
Shares withheld for taxes	(0.2)	—	—	—	—	(9.0)	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	0.5
Balance, April 1, 2022	358.4	$3.6	—	$—	$(63.8)	$3,619.1	$6,226.4	$(223.9)	$5.3

	Common Stock		Preferred Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount	Shares	Amount
Balance, December 31, 2020	339.0	$3.4	1.4	$—	$—	$3,554.5	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	—	110.2
Dividends to common shareholders	—	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(33.7)	—
Common stock-based award activity	(0.4)	—	—	—	—	34.1	—	—	—
Shares withheld for tax	(0.1)	—	—	—	—	(13.2)	—	—	—
Early extinguishment of 0.875% convertible senior notes due 2022	—	—	—	—	—	(11.6)	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(0.8)
Balance, April 2, 2021	338.5	$3.4	1.4	$—	$—	$3,563.8	$5,616.6	$(174.8)	$7.7

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net earnings from continuing operations	$165.1	$111.7
Noncash items:
Amortization	96.3	77.5
Depreciation	21.5	19.5
Stock-based compensation expense	19.9	16.6
Loss on extinguishment of debt	—	104.2
Gain on investment in Vontier Corporation	—	(57.0)
Change in trade accounts receivable, net	(1.4)	(26.9)
Change in inventories	(43.2)	(3.8)
Change in trade accounts payable	19.2	(13.0)
Change in prepaid expenses and other assets	(31.4)	3.8
Change in accrued expenses and other liabilities	(31.2)	(80.6)
Total operating cash provided by continuing operations	214.8	152.0
Total operating cash used in discontinued operations	—	(7.2)
Net cash provided by operating activities	214.8	144.8
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	0.9	(0.2)
Payments for additions to property, plant and equipment	(18.8)	(8.4)
Net cash used in investing activities	(17.9)	(8.6)
Cash flows from financing activities:
Payment of 0.875% convertible senior notes due 2022	(1,156.5)	—
Net proceeds from commercial paper borrowings	930.7	—
Repayment of borrowings (maturities greater than 90 days)	—	(611.1)
Payment of common stock cash dividend to shareholders	(25.1)	(23.7)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(17.3)
Repurchase of common shares	(63.8)	—
All other financing activities	(17.9)	(2.8)
Net cash used in financing activities	(332.6)	(654.9)
Effect of exchange rate changes on cash and equivalents	0.7	(6.5)
Net change in cash and equivalents	(135.0)	(525.2)
Beginning balance of cash and equivalents	819.3	1,824.8
Ending balance of cash and equivalents	$684.3	$1,299.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive,” “the Company,” “we,” “us,” or “our”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries around the world.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2021 and the footnotes (“Notes”) thereto included within our 2021 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of April 1, 2022 and December 31, 2021, our results of operations and cash flows for the three month periods ended April 1, 2022 and April 2, 2021. Reclassification of certain prior year amounts have been made to conform to current year presentation.
Vontier Separation and Discontinued Operations
On October 9, 2020, we completed the separation of Vontier Corporation (“Vontier”), the entity we created to hold our former Industrial Technologies segment (the “Separation”). The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated condensed financial statements reflect the results of separation activities associated with the prior Vontier business as a discontinued operation, which was immaterial for all periods presented.
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co. Interest expense and extinguishment costs related to the Debt-for-Equity Exchange during the first quarter of 2021 are included in continuing operations.
Segment Presentation
We operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Our Intelligent Operating Solutions segment provides leading workflow solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. We provide differentiated instrumentation and sensors, software and services to address our customers’ toughest workflow challenges.
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
The changes in Accumulated Other Comprehensive Income (“AOCI”) by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Three Months Ended April 1, 2022:
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(39.4)	—		(39.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.6	(b)	0.6
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(39.4)	0.5		(38.9)
Balance, April 1, 2022	$(162.1)	$(61.8)		$(223.9)

For the Three Months Ended April 2, 2021:
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(34.7)	—		(34.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.3	(b)	1.3
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income (loss), net of income taxes	(34.7)	1.0		(33.7)
Balance, April 2, 2021	$(88.7)	$(86.1)		$(174.8)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12 in our most recently filed Form 10-K for additional details).
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

The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of April 1, 2022 ($ in millions):

Balance, December 31, 2021	$39.7
Provision	3.4
Write-offs	(3.6)
Foreign currency exchange and other	(0.1)
Balance, April 1, 2022	$39.4
The allowance for unbilled receivables was immaterial for all periods presented.
Recently Issued Accounting Standard
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. On January 1, 2022, we adopted ASU 2020-06 using a modified retrospective approach and recognized in our balance sheet, as of January 1, 2022, a net of tax adjustment to reduce Additional Paid-in Capital by $65.7 million and increase debt by $3.7 million, with a corresponding net of tax adjustment to beginning retained earnings of $62.8 million. These adjustments are related to our 0.875% Convertible Senior Notes (the “Convertible Notes”), which were the only outstanding instruments impacted by the new standard at the time of adoption.
Results for reporting periods beginning January 1, 2022 reflect the adoption of ASU 2020-06, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices.

Prior to our adoption of ASU 2020-06 on January 1, 2022, we recognized the fair value of the nonconvertible debt component of our Convertible Notes subject to the cash conversion guidance as debt and attributed the residual value to the conversion feature which was recognized in APIC. Subsequent to the issuance of our Convertible Notes in February 2019, we accreted the debt discount as non-cash interest expense in our Statements of Earnings. Further, we applied the treasury stock method to our Convertible Notes when calculating earnings per share (“EPS”) in all periods prior to our adoption of ASU 2020-06. After our adoption of ASU 2020-06, we account for convertible debt instruments wholly as debt, unless a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or a convertible debt instrument is issued at a substantial premium.

On January 1, 2022, we reclassified the unamortized cost basis of our outstanding Convertible Notes wholly as debt, which subsequently matured and was settled on February 15, 2022. We applied the if-converted method to all convertible instruments when calculating EPS for the three months ended April 1, 2022. As of April 1, 2022, we had no convertible instruments outstanding subject to the guidance in ASU 2020-06.
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
During the three month period ended April 1, 2022, adjustments were made to the preliminary purchase price allocation of prior year acquisitions as described below.

Provation
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We preliminarily recorded $978 million of goodwill related to the acquisition, which is not tax deductible. During the three month period ended April 1, 2022, provisional goodwill increased by $8.1 million for measurement period adjustments. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of Software as a Service (“SaaS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and included approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $873 million of goodwill related to the acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
Revenue and operating loss attributable to the Provation and ServiceChannel acquisitions were $67.3 million and $23.4 million for the three months ended April 1, 2022. The operating loss includes $19.5 million of intangible asset amortization and $20.4 million of transaction and integration costs, primary comprised of compensation cost for employee retention and amounts paid to third party advisors, which are recorded in Selling, general and administration expenses.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed from ServiceChannel and Provation as of April 1, 2022 ($ in millions):

	Provation	ServiceChannel	Total
Accounts receivable	$41.6	$10.1	$51.7
Goodwill	977.6	872.9	1,850.5
Other intangible assets, primarily customer relationships, technology, database, and trade names	586.5	342.9	929.4
Deferred revenue, current	(50.2)	(1.7)	(51.9)
Deferred tax liabilities	(119.4)	(50.8)	(170.2)
Other assets and liabilities, net	(30.5)	(7.5)	(38.0)
Net cash consideration	$1,405.6	$1,165.9	$2,571.5

NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2021	$4,126.0	$1,840.0	$3,186.0	$9,152.0
Measurement period adjustments for 2021 acquisitions	(0.6)	—	9.3	8.7
Foreign currency translation and other	(10.9)	(13.4)	(3.5)	(27.8)
Balance, April 1, 2022	$4,114.5	$1,826.6	$3,191.8	$9,132.9
During the three month period ended April 1, 2022, we identified no triggering events indicating a potential impairment of goodwill.

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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 1, 2022
Deferred compensation liabilities	$—	$35.8	$—	$35.8
December 31, 2021
Deferred compensation liabilities	—	36.0	—	36.0
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
We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three month period ended April 1, 2022, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	April 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.8	$1,000.0	$2,151.7	$2,158.3
Long-term debt, net of current maturities	$2,738.9	$2,767.9	$1,807.3	$1,978.9
As of April 1, 2022 and December 31, 2021, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	April 1, 2022	December 31, 2021
U.S. dollar-denominated commercial paper	$1,296.2	$364.9
Delayed-Draw Term Loan due 2022	999.8	999.7
3.15% senior unsecured notes due 2026	895.4	895.1
4.30% senior unsecured notes due 2046	547.3	547.3
0.875% senior convertible notes due 2022	—	1,152.0
Long-term debt	3,738.7	3,959.0
Less: current portion of long-term debt	999.8	2,151.7
Long-term debt, net of current maturities	$2,738.9	$1,807.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $8 million and $13 million as of April 1, 2022 and December 31, 2021, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2021 Annual Report on Form 10-K for further details of our debt financing.
Convertible Senior Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022, including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were issued in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
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
On January 1, 2022, we adopted ASU 2020-06, as further detailed in Note 1. We reclassified the carrying value of the instrument wholly to debt, eliminating the value formerly attributable to the conversion feature and the associated debt issuance costs that were previously classified as equity.
On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
We recognized $2.1 million in interest expense during the three month period ended April 1, 2022, of which $1.3 million was related to the contractual coupon rate of 0.875% and $0.8 million was attributable to the amortization of debt issuance costs. We recognized $12.2 million in interest expense during the three month period ended April 2, 2021, of which $2.8 million related to the contractual coupon rate of 0.875%, $1.7 million was attributable to the amortization of debt issuance costs, and $7.7 million was attributable to the amortization of the discount.
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

The details of our outstanding Commercial Paper Programs as of April 1, 2022 were as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$1,296.2	0.91%	39
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of April 1, 2022, no borrowings were outstanding under the Revolving Credit Facility.
Debt-for-Equity Exchange
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company. During the first quarter of 2021 we recognized a gain of $57.0 million related to the subsequent change in the fair value of the Retained Vontier Shares. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the three month period ended April 2, 2021.
NOTE 6. SALES
We derive revenue primarily from the sale of products and software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products, software, or services.
Product sales include revenue from the sale of products and equipment, which includes our software and SaaS product offerings and equipment rentals.
Service sales include revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, and services related to previously sold products.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $72 million as of April 1, 2022 and $71 million as of December 31, 2021.
Contract Costs — We incur and capitalize direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are not capitalized when the amortization period is one year or less, as we elected to use the practical expedient to expense these sales commissions as incurred. As of April 1, 2022 and December 31, 2021, we had $30 million and $27 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract assets are recorded in the Prepaid expenses and other current assets and Other assets line items in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 8 years.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to PCS and extended warranty sales, where in most cases we receive up-front payment and recognize revenue over the support term. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.

Our contract liabilities consisted of the following ($ in millions):

	April 1, 2022	December 31, 2021
Deferred revenue - current	$491.4	$457.6
Deferred revenue - noncurrent	35.8	33.8
Total contract liabilities	$527.2	$491.4
During the three month period ended April 1, 2022, we recognized revenue related to our contract liabilities at December 31, 2021 of $154 million. The change in our contract liabilities from December 31, 2021 to April 1, 2022 was primarily due to the timing of billings and recognition as revenue of PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

April 1, 2022
Intelligent Operating Solutions	$595.3
Precision Technologies	52.1
Advanced Healthcare Solutions	80.2
Total remaining performance obligations	$727.6
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
Disaggregation of revenue for the three month period ended April 1, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,152.7	$500.5	$410.6	$241.6
Sales of services	223.8	87.1	51.8	84.9
Total	$1,376.5	$587.6	$462.4	$326.5

Geographic:
United States	$739.9	$321.9	$234.0	$184.0
China	145.4	47.9	69.3	28.2
All other (each country individually less than 5% of total sales)	491.2	217.8	159.1	114.3
Total	$1,376.5	$587.6	$462.4	$326.5

End markets:(a)
Direct sales:
Medical	$353.3	$10.3	$37.1	$305.9
Industrial & Manufacturing	321.9	211.1	103.7	7.1
Utilities & Power	86.3	43.0	43.3	—
Government	105.7	51.6	44.7	9.4
Communication, Electronics & Semiconductor	87.8	23.8	63.4	0.6
Aerospace & Defense	55.4	0.1	55.3	—
Oil & Gas	64.8	62.3	2.5	—
Retail & Consumer	81.2	63.7	17.5	—
Other	153.9	87.5	66.3	0.1
Total direct sales	1,310.3	553.4	433.8	323.1
Distributors	66.2	34.2	28.6	3.4
Total	$1,376.5	$587.6	$462.4	$326.5

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month period ended April 2, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,077.2	$453.0	$393.1	$231.1
Sales of services	182	57.9	54.3	69.8
Total	$1,259.2	$510.9	$447.4	$300.9

Geographic:
United States	$620.8	$248.2	$219.1	$153.5
China	164.3	59.5	76.8	28.0
All other (each country individually less than 5% of total sales)	474.1	203.2	151.5	119.4
Total	$1,259.2	$510.9	$447.4	$300.9

End markets:(a)
Direct sales:
Medical	$326.8	$9.4	$35.0	$282.4
Industrial & Manufacturing	302.3	196.5	100.0	5.8
Utilities & Power	94.9	54.3	40.6	—
Government	87.9	44.8	34.4	8.7
Communications, Electronics & Semiconductor	87.8	27.5	59.6	0.7
Aerospace & Defense	55.4	—	55.4	—
Oil & Gas	63.3	60.5	2.8	—
Retail & Consumer	45.5	23.5	22.0	—
Other	124.9	56.1	68.8	—
Total direct sales	1,188.8	472.6	418.6	297.6
Distributors	70.4	38.3	28.8	3.3
Total	$1,259.2	$510.9	$447.4	$300.9

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.
NOTE 7. INCOME TAXES

Our effective tax rate for the three month period ended April 1, 2022 was 13.5% as compared to 5.9% for the three month period ended April 2, 2021. The year-over-year increase in the effective tax rate for the three month period ended April 1, 2022 as compared to the three month period ended April 2, 2021 was primarily due to a non-recurring permanent difference on the Q1 2021 gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and increases in certain federal tax benefits during the three months ended April 1, 2022.
Our effective tax rates for the three month periods ended April 1, 2022 and April 2, 2021, differ from the U.S. federal statutory rate of 21% due primarily to the positive net effects of the Tax Cuts and Jobs Act, U.S. federal permanent differences, the impact of credits and deductions provided by law, and a reduction in our uncertain tax positions. Specific to the three month period ended April 1, 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares as a result of the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange.
NOTE 8. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards, and performance stock awards (collectively, “Stock Awards”), stock options, or any other stock-based award. As of April 1, 2022, approximately 17 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2021 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Stock Awards:
Pretax compensation expense	$12.7	$10.5
Income tax benefit	(1.7)	(1.9)
Stock Award expense, net of income taxes	11.0	8.6
Stock options:
Pretax compensation expense	7.2	6.1
Income tax benefit	(1.0)	(1.2)
Stock option expense, net of income taxes	6.2	4.9
Total stock-based compensation:
Pretax compensation expense	19.9	16.6
Income tax benefit	(2.7)	(3.1)
Total stock-based compensation expense, net of income taxes	$17.2	$13.5
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of April 1, 2022. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$125.1
Stock options	72.1
Total unrecognized compensation cost	$197.2

NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively, in our 2021 Annual Report on Form 10-K.
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
The following is a rollforward of our accrued warranty liability ($ in millions):

Balance, December 31, 2021	$25.2
Accruals for warranties issued during the period	2.3
Settlements made	(4.3)
Balance, April 1, 2022	$23.2
Leases
Operating lease cost for both three month periods ended April 1, 2022 and April 2, 2021 was $15 million. During the three month periods ended April 1, 2022 and April 2, 2021, cash paid for operating leases included in operating cash flows was $14 million and $16 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $2 million and $9 million during the three month periods ended April 1, 2022 and April 2, 2021, respectively. Operating lease right-of-use assets and operating lease liabilities are reported on the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and other current liabilities and Other long-term liabilities, respectively.
NOTE 10. NET EARNINGS PER SHARE
Basic net EPS is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed conversion of Convertible Notes and associated issuance of shares under the if-converted method and the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three month periods ended April 1, 2022 and April 2, 2021 were 3.1 million and 0.1 million, respectively.
As described in Note 5, upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. As described in Note 1, prior to our adoption of ASU 2020-06 on January 1, 2022, we accounted for the conversion feature under the treasury stock method in our calculation of EPS since we intended and had the ability to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. Because the fair value of our common stock was below the conversion price, the Convertible Notes had no impact on our earnings per share for the three month period ended April 2, 2021. Upon adopting ASU 2020-06 on January 1, 2022, we accounted for the Convertible Notes under the if-converted method in our calculation of diluted EPS, as required under the new guidance.
On July 1, 2021, all outstanding shares of our 5.0% Mandatory Convertible Preferred Stock (“MCPS”) converted at a rate of 14.0978 common shares per share of preferred stock into an aggregate of approximately 19.4 million shares (net of fractional shares) of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Fortive issued cash in lieu of fractional shares of common stock in the conversion. These payments were recorded as a reduction to additional paid-in capital. The impact of the MCPS calculated under the if-converted method was anti-dilutive for the three months ended April 2, 2021.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 1, 2022	April 2, 2021
Numerator
Net earnings from continuing operations	$165.1	$111.7
Mandatory convertible preferred stock cumulative dividends	—	(17.3)
Convertible note interest add-back (if converted method)	1.8	$—
Diluted Net Earnings from Continuing Operations	$166.9	$94.4

Denominator
Weighted average common shares outstanding used in basic earnings per share	359.3	338.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.7	3.1
Conversion of convertible notes (if converted method)	6.4	—
Weighted average common shares outstanding used in diluted earnings per share	368.4	341.7

Net earnings from continuing operations per common share - Basic	$0.46	$0.28
Net earnings from continuing operations per common share - Diluted	$0.45	$0.28

We declared and paid cash dividends per common share for the periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2021.

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2022:
First quarter	$0.07	$25.1	$—	$—
Total	$0.07	$25.1	$—	$—

2021:
First quarter	$0.07	$23.7	$12.5	$17.3
Total	$0.07	$23.7	$12.5	$17.3

* The sum of the components of total dividends paid may not equal the total amount due to rounding.
On April 7, 2022, we declared a regular quarterly cash dividend of $0.07 per share payable on June 24, 2022 to common stockholders of record on May 27, 2022.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. As of April 1, 2022, there were 19.0 million shares remaining for repurchase under the program.

NOTE 11. SEGMENT INFORMATION
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

	Three Months Ended
	April 1, 2022	April 2, 2021
Sales:
Intelligent Operating Solutions	$587.6	$510.9
Precision Technologies	462.4	447.4
Advanced Healthcare Solutions	326.5	300.9
Total	$1,376.5	$1,259.2
Operating Profit:
Intelligent Operating Solutions	$107.0	$108.1
Precision Technologies	101.4	95.9
Advanced Healthcare Solutions	28.0	18.9
Other	(24.1)	(25.3)
Total Operating Profit	212.3	197.6
Interest expense, net	(18.8)	(27.7)
Loss on extinguishment of debt	—	(104.9)
Gain on investment in Vontier Corporation	—	57.0
Other non-operating expense, net	(2.7)	(3.3)
Earnings from continuing operations before income taxes	$190.8	$118.7

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
On October 9, 2020, we completed the separation of Vontier Corporation (“Vontier”), the entity we created to hold our former Industrial Technologies segment (the “Separation”). The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated condensed financial statements reflect the results of separation activities associated with the prior Vontier business as a discontinued operation, which was immaterial for all periods presented.
On January 19, 2021, we completed an exchange (the “Debt-for-Equity Exchange”) of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co. Interest expense and extinguishment costs related to the Debt-for-Equity Exchange during the first quarter of 2021 are included in continuing operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated financial statements included in our 2021 Annual Report on Form 10-K. Our MD&A is divided into five sections:
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
Risk Related to Our Business Operations
•The effect of the COVID-19 pandemic, including the corresponding government-mandated mitigation efforts, on our global operations and the operations of our customers, suppliers, and vendors is continuing to have a material, adverse impact on our business and results of operations.
•If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays, and inefficiencies.
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
•Our restructuring activities could have long-term adverse effects on our business.
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
Risk Related to our International Operations
•International economic, political, legal, compliance, and business factors including, but not limited to, the impact of the invasion of Ukraine by Russia and the corresponding sanctions and supply chain disruptions, could negatively affect our financial statements.

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
•We could incur significant liability if any of our separation from Danaher, our separation of our Automation and Specialty business or our separation of Vontier (collectively, the “Separation Transactions”) is determined to be a taxable transaction.
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

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 49% of our sales derived from customers outside of the United States in 2021. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
Provation Acquisition
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We preliminarily recorded $978 million of goodwill related to the acquisition, which is not tax deductible. During the three month period ended April 1, 2022, provisional goodwill increased by $8.1 million for measurement period adjustments. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel Acquisition
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of Software as a Service (“SaaS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and included approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $873 million of goodwill related to the acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
Vontier Separation
On October 9, 2020, we completed the Separation. The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated condensed financial statements reflect the results of separation activities associated with the prior Vontier business as a discontinued operation, which was immaterial for all periods presented.
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Vontier common stock retained by the Company immediately following the Separation (the “Retained Vontier Shares”), for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co. Interest expense and extinguishment costs related to the Debt-for-Equity Exchange during the first quarter of 2021 are included in continuing operations.
Segment Presentation
We operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Our Intelligent Operating Solutions segment provides leading workflow solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. We provide differentiated instrumentation and sensors, software and services to address our customers’ toughest workflow challenges.
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
Business Performance and Outlook
Business Performance For the Period Ended April 1, 2022
We experienced robust demand for our products and services during the three month period ended April 1, 2022 (“the quarter” or the “first quarter”). Despite ongoing COVID-19 and supply chain challenges, year-over-year sales increased 9.3% with contributions from both existing and newly acquired businesses. Sales from existing businesses increased 5.3% during the quarter, as compared to the comparable period in 2021 reflecting broad-based momentum and focused execution across our portfolio, most notably within our short-cycle industrial and SaaS businesses.

Geographically, in the first quarter, year-over-year sales from existing businesses increased in developed markets at a high single-digit rate, driven by high single-digit growth in North America and low single-digit growth in Europe. In our high growth markets, year-over-year sales from existing businesses decreased at a low single-digit rate, driven by a low double-digit decline in China where business activity was constrained by government mandated COVID-19 containment measures, partially offset by high-teens growth in Latin America.
Year-over-year price increases contributed 3.2% to sales growth during the quarter, as compared to the comparable period in 2021 and is reflected as a component of the change in sales from existing businesses. In the first quarter, the price increases that we deployed exceeded inflationary increases that we experienced on purchased materials.
Widespread supply chain and logistics challenges persisted in the quarter, impacting the availability of key materials, including electronic components, and resulting in higher production and logistics costs. We continue to apply the Fortive Business System (“FBS”) to help mitigate the impact of these challenges but demand for our products outpaced our shipments in the quarter and our backlog increased from December 31, 2021.
COVID-19 continues to impact our results, creating operating challenges with logistics, material availability and absenteeism. The government mandated COVID-19 containment measures in China directly reduced our production levels and shipments in the quarter and creates ongoing risk and uncertainty. We anticipate that the uncertainty and disruption of the pandemic on global commerce will continue into future periods.

In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia that has further increased existing global supply chain, logistic, and inflationary challenges. As of the filing date of this report, we have temporarily suspended commercial operations in Russia, other than for sales of ASP’s sterilization products, which are exempted from international sanctions and deemed to be humanitarian products. Our business in Russia and Ukraine were not material to our results and accounted for less than 1% of total revenue for the fiscal year ended December 31, 2021. As of April 1, 2022, our net assets in Russia totaled approximately $15 million, including those net assets associated with ASP.
Outlook
We anticipate that the strong demand for our offerings experienced in the first quarter will persist throughout 2022 driven by innovation, share gains and robust end markets. Revenue growth is projected to be between 5.0% and 8.0% for the second quarter of 2022, and 9.5% and 12.0% for the full year. We anticipate growth from existing businesses will be between 2.0% and 5.0% for the second quarter of 2022 and 6.0% and 8.5% for the full year. This outlook is subject to various assumptions and risks, including but not limited to, the global supply chain and logistic challenges, magnitude of the impact of the COVID-19 pandemic on macroeconomic conditions, the Russia Ukraine Conflict, continued strength of key end markets, elective surgery rates, the availability of electronic components, our ability to convert backlog and maintain manufacturing capacity.
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
We are monitoring the ongoing impact of COVID-19 on the global economy and our business, including government mandated containment measures, such as the lockdown implemented recently in Shanghai, China. Continued implementation or expansion of government mandated containment measures, including shutdowns in countries such as China, could have a material adverse impact on our future results.
We are also monitoring developments in international trade, monetary and fiscal policies and relations between the U.S. and China, as well as evaluating proposed investment and taxation policy initiatives being debated in the United States and by the Organization for Economic Co-operation and Development (“OECD”). We continue to monitor the Russia Ukraine Conflict and the impact on our business and operations. As of the filing date of this report, we are unable to quantify the impact of these matters on our financial results.

RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the three month periods ended April 1, 2022 as compared to the comparable periods of 2021:
Components of Sales Growth

% Change Three Months Ended April 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	9.3%
Existing businesses (Non-GAAP)	5.3%
Acquisitions (Non-GAAP)	5.5%
Currency exchange rates (Non-GAAP)	(1.5)%
Operating Profit Margins
Operating profit margin was 15.4% for the first quarter, a decrease of 30 basis points as compared to 15.7% in the comparable period of 2021. Year-over-year operating profit margin comparisons were impacted by:
•Year-over-year price increases and sales volumes from existing businesses, which were partially offset by higher year-over-year freight, logistics and material costs, employee compensation, and investments in R&D, sales and marketing. — favorable 30 basis points
•The year-over-year effect of amortization from existing businesses — favorable 50 basis points
•The year-over-year net effect of acquisition-related transaction costs which were higher during the first quarter than those recognized during the comparable period in 2021 — unfavorable 10 basis points
•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 100 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Intelligent Operating Solutions	$587.6	$510.9
Precision Technologies	462.4	447.4
Advanced Healthcare Solutions	326.5	300.9
Total	$1,376.5	$1,259.2
INTELLIGENT OPERATING SOLUTIONS
Our Intelligent Operating Solutions segment provides leading solutions to accelerate industrial and facility reliability and performance, as well as compliance and safety across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. We provide a broad and differentiated offering of instrumentation, sensors, software, and services to address these critical workflows for our customers.

Intelligent Operating Solutions Selected Financial Data

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$587.6	$510.9
Operating profit	107.0	108.1
Depreciation	9.5	6.6
Amortization	46.2	37.9
Operating profit as a % of sales	18.2%	21.2%
Depreciation as a % of sales	1.6%	1.3%
Amortization as a % of sales	7.9%	7.4%
Components of Sales Growth

% Change Three Months Ended April 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	15.0%
Existing businesses (Non-GAAP)	8.7%
Acquisitions (Non-GAAP)	7.7%
Currency exchange rates (Non-GAAP)	(1.4)%
Year-over-year sales of products and services from existing businesses of Intelligent Operating Solutions increased 8.7% during the first quarter, as compared to the comparable period of 2021. The year-over-year results were driven by higher pricing, continued strong demand for SaaS products and related services, gas detection instruments, and test & measurement products, as well as improved factory throughput on gains from supply chain and logistics countermeasures.
Geographically, during the first quarter, sales from existing businesses in Intelligent Operating Solutions increased in developed markets by low double digits on North America and Western Europe. Sales in high growth markets declined by low single digits on declines in China which were impacted by government mandated COVID-19 containment measures, partially offset by growth in Latin America and the Middle East.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 3.0% to sales growth during the first quarter, as compared to the comparable period of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 300 basis points during the first quarter as compared to the comparable period of 2021. Year-over-year operating profit margin comparisons were impacted by:
•The year-over-year effect of amortization from existing businesses — favorable 90 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were higher during first quarter than those recognized during the comparable period in 2021 — unfavorable 110 basis points
•Year-over-year increase in price and volumes from existing businesses were offset by higher year- over-year freight, logistics and material costs and employee compensation costs — flat
•The year-over-year effect of acquired businesses, including amortization — unfavorable 280 basis points

PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$462.4	$447.4
Operating profit	101.4	95.9
Depreciation	6.0	6.3
Amortization	3.6	4.3
Operating profit as a % of sales	21.9%	21.4%
Depreciation as a % of sales	1.3%	1.4%
Amortization as a % of sales	0.8%	1.0%
Components of Sales Growth

% Change Three Months Ended April 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	3.4%
Existing businesses (Non-GAAP)	4.6%
Acquisitions (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(1.2)%
Year-over-year sales of products and services from existing businesses in Precision Technologies increased 4.6% during the first quarter as compared to the comparable period of 2021. The year-over-year results were driven by price increases, market growth and share gains in key verticals and increased shipments of energetic materials, all partially offset by reductions in sales in China as a result of the government mandated COVID-19 containment measures.
Geographically, sales from existing businesses in our Precision Technologies segment increased during the first quarter in developed markets, driven by growth in North America and Europe, and slightly declined in high growth markets where, despite growth in Latin America, the Middle East and Africa, we experienced a large decrease in China, which was a result of government mandated COVID-10 containment measures.
Year-over-year price increases in our Precision Technologies segment contributed 4.6% to sales growth for the first quarter, as compared to the comparable period of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 50 basis points for the first quarter as compared to the comparable period of 2021. Year-over-year operating profit margin comparisons were impacted by:
•Higher year-over-year price increases which were partially offset by higher material, freight and employee compensation costs — favorable 30 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
ADVANCED HEALTHCARE SOLUTIONS
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

Advanced Healthcare Solutions Financial Data

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$326.5	$300.9
Operating profit	28.0	18.9
Depreciation	4.7	5.5
Amortization	46.5	35.3
Operating profit as a % of sales	8.6%	6.3%
Depreciation as a % of sales	1.4%	1.8%
Amortization as a % of sales	14.2%	11.7%
Components of Sales Growth

% Change Three Months Ended April 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	8.5%
Existing businesses (Non-GAAP)	0.6%
Acquisitions (Non-GAAP)	10.0%
Currency exchange rates (Non-GAAP)	(2.1)%
Year-over-year sales of products and services from existing businesses of Advanced Healthcare Solutions increased 0.6% during the first quarter, as compared to the comparable period of 2021. The year-over-year results were driven by higher pricing and increased demand for radiation management and surgical instrument tracking offerings partially offset by reductions in cell therapy equipment design and sterilization products, primarily in China and impacted by the government mandated COVID-19 containment measures.
Sales from existing businesses in our Advanced Healthcare Solutions segment increased low single digits during the first quarter in developed markets, driven by a mid single digit increase in North America, which was partially offset by a low single digit decrease in Europe. High growth markets declined by low single digits on government mandated COVID-19 containment measures in China and declines in the Middle East and Africa.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 1.3% to sales growth during the first quarter, as compared to the comparable period of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 230 basis points during the three month period ended April 1, 2022 as compared to the comparable period of 2021. Year-over-year operating profit margin comparisons were impacted by:
•The year-over-year net effect of acquisition-related transaction costs which were less in the first quarter than those recognized in the comparable period in 2021 — favorable 150 basis points
•The year-over-year effect of amortization from existing businesses — favorable 90 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 30 basis points
•Lower year-over-year sales volumes from existing businesses and higher employee compensation costs, which were partially offset by higher year-over-year price increases — unfavorable 40 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$1,376.5	$1,259.2
Cost of sales	(584.5)	(547.3)
Gross profit	$792.0	$711.9
Gross profit margin	57.5%	56.5%
The year-over-year increase in cost of sales during the first quarter, as compared to the comparable period in 2021, is due primarily to year-over-year increases in sales volumes from existing and newly acquired businesses, and higher material, freight and employee compensation costs. Year-over-year changes in currency exchange rates decreased cost of sales during the first quarter.
The year-over-year increase in gross profit and gross profit margin for the first quarter, as compared to the comparable period in 2021, is due primarily to higher year-over-year sales volumes and price increases, which were partially offset by higher material, freight and employee compensation costs.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$1,376.5	$1,259.2
Selling, general and administrative (“SG&A”) expenses	480.6	428.1
Research and development (“R&D”) expenses	99.1	86.2
SG&A as a % of sales	34.9%	34.0%
R&D as a % of sales	7.2%	6.8%
SG&A expenses increased during the first quarter as compared to the comparable period of 2021 due to higher intangible amortization and incremental expenses from our recent acquisitions, increased employee compensation expenses and customer acquisition and marketing costs.
On a year-over-year basis, SG&A expenses as a percentage of sales increased 90 basis points in the first quarter as a result of higher amortization expenses from our recent acquisitions, partially offset by leverage on SG&A costs, which grew at a slower rate than our sales growth.
R&D expenses (consisting principally of internal and contract engineering personnel costs) increased during the first quarter as compared to the comparable period of 2021 due to incremental costs from our recent acquisitions, investments in innovation and key initiatives and higher employee compensation costs. On a year-over-year basis, R&D expenses increased as a percentage of sales by 40 basis points in the first quarter mainly driven by our recent acquisitions, where R&D spending is higher as a percentage of sales than in existing businesses.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Net interest expense for the three month period ended April 1, 2022 was $19 million compared to $28 million for the three month period ended April 2, 2021. The year-over-year decrease in interest expense was due to lower year-over-year effective interest rates on debt instruments.
INCOME TAXES
Our effective tax rate for the quarter was 13.5% as compared to 5.9% in the comparable period in 2021 and the year-over year increase was primarily due to a non-recurring permanent difference on the Q1 2021 gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and increases in certain federal tax benefits during the first quarter.
Our effective tax rate for the first quarter and the comparable period in 2021, differ from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act, U.S. federal permanent differences, the impact of credits and deductions provided by law, and a reduction in our uncertain tax positions. Specific to the three month period ended April 1, 2021, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a permanent difference on the gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange.
COMPREHENSIVE INCOME
Comprehensive income increased by $50 million during the first quarter as compared to the comparable period in 2021 due primarily to net earnings that were higher by $55 million, partially offset by unfavorable changes in foreign currency translation adjustments of $4 million.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of April 1, 2022, no borrowings were outstanding under the Revolving Credit Facility.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the three month period ended April 1, 2022:

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Total operating cash provided by continuing operations	$214.8	$152.0

Cash paid for acquisitions, net of cash received	$0.9	$(0.2)
Payments for additions to property, plant and equipment	(18.8)	(8.4)
All other investing activities	—	—
Total investing cash used in continuing operations	$(17.9)	$(8.6)

Payment of 0.875% convertible senior notes due 2022	$(1,156.5)	$—
Net proceeds from commercial paper borrowings	930.7	—
Repayment of borrowings (maturities greater than 90 days)	—	(611.1)
Payment of common stock cash dividend to shareholders	(25.1)	—
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(23.7)
Repurchase of common shares	(63.8)	(17.3)
All other financing activities	(17.9)	(2.8)
Total financing cash used in continuing operations	$(332.6)	$(654.9)

Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $215 million during the first quarter, an increase of $63 million, or 41%, as compared to the comparable period of 2021. The year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•Year-over-year increases of $31.9 million in Operating cash flows from net earnings from continuing operations, net of non-cash expenses (Depreciation, Amortization, Stock-based compensation, Loss on extinguishment of debt and Gain on investment in Vontier Corporation)
•The aggregate of accounts receivable, inventories, and trade accounts payable used $25 million of cash during the first quarter of 2022 as compared to using $44 million in the comparable period of 2021. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $63 million of cash during the first quarter of 2022 as compared to using $77 million of cash in the comparable period of 2021. The year-over-year changes were driven by reduced tax cash payments, timing on deferred revenue, partially offset by higher payments for employee compensation and benefits.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures, and increased $9.3 million during the first quarter as compared to the comparable period of 2021. The increase in investing cash flows was primarily due to a year-over-year increase in capital expenditures of approximately $10 million.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the year ending December 31, 2022, we expect capital spending to be approximately $80-100 million, although actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders.
Financing activities from continuing operations used cash of $333 million during the three month period ended April 1, 2022, reflecting the following transactions:
•On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
•During the first quarter, we incurred $931 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 0.91% and a weighted average remaining maturity of approximately 39 days.
•During the first quarter we repurchased 1,000,000 shares for approximately $64 million under our share repurchase program.
In the comparable 2021 period, financing activities from continuing operations used $655 million of cash, reflecting payment of the remaining $317 million outstanding of the Delayed-Draw Term loan due April 2020, and repurchase of $281 million of the Convertible Notes.
On January 19, 2021, we completed the non-cash Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the three month period ended April 1, 2021.
Refer to Note 5 to the consolidated condensed financial statements for information regarding our financing activities and indebtedness.
Aggregate cash payments for common stock dividends paid to shareholders during the first quarter were $25 million and are recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
On April 7, 2022, we declared a regular quarterly cash dividend of $0.07 per share payable on June 24, 2022 to common stockholders of record on May 27, 2022.
Cash and Cash Requirements
As of April 1, 2022, we held approximately $684 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less that yielded insignificant interest income during the three period ended April 1, 2022. Approximately 90% of the $684 million of cash and equivalents we held as of April 1, 2022 was held outside of the United States.
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
As of April 1, 2022, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three month period ended April 1, 2022 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2021 Annual Report on Form 10-K. There were no material changes during the three month periods ended April 1, 2022 to the information reported in our 2021 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2021 Annual Report on Form 10-K. There were no material changes during the quarter ended April 1, 2022 to the risk factors reported in the “Risk Factors” section of our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the quarter ended April 1, 2022, the Company purchased 1,000,000 shares of its common stock at an average price of $63.74 per share, with 19 million shares remaining authorized under the share repurchase program at the end of the quarter ended April 1, 2022.

In addition, in connection with the vesting of Restricted Stock Awards ("RSAs") of the Company granted to certain employees and in accordance with the terms of the Company's 2016 Stock Incentive Plan, the Company withheld 14,033 shares of its common stock under the RSAs based on the closing price of $62.56 per share to offset tax withholding that arose upon vesting of such RSAs. There were no RSAs that remained outstanding at the end of the quarter ended April 1, 2022.

The following table provides details about our share repurchases during the fiscal quarter ended April 1, 2022.

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1 - Jan 31	—	$—	N/A	N/A
Feb 1 - Feb 28	1,014,033	63.62	1,000,000	19,000,000
Mar 1 - Apr 1	—	—	N/A	N/A
Total	1,014,033	$63.62	1,000,000	19,000,000

(1) The total number of shares of common stock purchased during the quarter ended April 1, 2022 includes (i) 1,000,000 shares purchased at an average price of $63.74 per share in February 2022 and (iii) 14,033 shares of common stock under the RSAs based on the closing price of $62.56 per share in February 2022 to offset tax withholding obligations that arose upon vesting of the RSAs.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, File No 1-37654).

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2021, File No 1-37654).

10.1	Form of Fortive Corporation Performance Stock Unit Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in Inline XBRL and contained in Exhibit 101
*Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of April 1, 2022 and December 31, 2021, (ii) Consolidated Condensed Statements of Earnings for the three month periods ended April 1, 2022 and April 2, 2021, (iii) Consolidated Condensed Statements of Comprehensive Income for the three month periods ended April 1, 2022 and April 2, 2021, (iv) Consolidated Condensed Statement of Changes in Equity for the three month periods ended April 1, 2022 and April 2, 2021, (v) Consolidated Condensed Statements of Cash Flows for the three month periods ended April 1, 2022 and April 2, 2021, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 28, 2022	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 28, 2022	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer