Form 10-Q
period 2022-07-01
Fortive Corp
filed 2022-07-28
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 25, 2022 was 355,697,032.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	July 1, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$682.9	$819.3
Trade accounts receivable, net	940.9	930.2
Inventories:
Finished goods	224.8	215.4
Work in process	104.0	94.0
Raw materials	218.9	203.3
Inventories	547.7	512.7
Prepaid expenses and other current assets	273.8	252.7
Total current assets	2,445.3	2,514.9

Property, plant and equipment, net of accumulated depreciation of $733.1 and $679.0 at July 1, 2022 and December 31, 2021, respectively	407.6	395.5
Other assets	481.3	512.9
Goodwill	9,058.2	9,152.0
Other intangible assets, net	3,678.5	3,890.2
Total assets	$16,070.9	$16,465.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	999.9	2,151.7
Trade accounts payable	581.7	557.9
Accrued expenses and other current liabilities	1,029.7	1,005.3
Total current liabilities	2,611.3	3,714.9
Other long-term liabilities	1,328.0	1,426.3
Long-term debt	2,682.2	1,807.3
Commitments and Contingencies

Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized and no shares issued or outstanding at July 1, 2022 and December 31, 2021	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 361.2 and 360.4 million issued; 355.6 and 359.1 million outstanding at July 1, 2022 and December 31, 2021, respectively	3.6	3.6
Additional paid-in capital	3,651.2	3,670.0
Treasury shares, at cost	(242.9)	—
Retained earnings	6,374.5	6,023.6
Accumulated other comprehensive loss	(342.1)	(185.0)
Total Fortive stockholders’ equity	9,444.3	9,512.2
Noncontrolling interests	5.1	4.8
Total stockholders’ equity	9,449.4	9,517.0
Total liabilities and equity	$16,070.9	$16,465.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales of products and software	$1,229.4	$1,136.0	$2,382.1	$2,213.2
Sales of services	233.9	183.7	457.7	365.7
Total sales	1,463.3	1,319.7	2,839.8	2,578.9
Cost of product and software sales	(508.3)	(464.0)	(973.4)	(908.3)
Cost of service sales	(121.5)	(100.2)	(240.9)	(203.2)
Total cost of sales	(629.8)	(564.2)	(1,214.3)	(1,111.5)
Gross profit	833.5	755.5	1,625.5	1,467.4
Operating costs:
Selling, general and administrative expenses	(484.9)	(456.4)	(965.5)	(884.5)
Research and development expenses	(100.1)	(87.8)	(199.2)	(174.0)
Russia exit and wind down costs	(16.2)	—	(16.2)	—
Operating profit	232.3	211.3	444.6	408.9
Non-operating income (expense), net:
Interest expense, net	(21.0)	(25.2)	(39.8)	(52.9)
Loss on extinguishment of debt	—	—	—	(104.9)
Gain on investment in Vontier Corporation	—	—	—	57.0
Gain on litigation resolution	—	26.0	—	26.0
Other non-operating expense, net	(3.1)	(4.6)	(5.8)	(7.9)
Earnings from continuing operations before income taxes	208.2	207.5	399.0	326.2
Income taxes	(35.2)	(25.5)	(60.9)	(32.5)
Net earnings from continuing operations	173.0	182.0	338.1	293.7
Earnings (loss) from discontinued operations, net of income taxes	—	(1.1)	—	(2.6)
Net earnings	173.0	180.9	338.1	291.1
Mandatory convertible preferred dividends	—	(17.2)	—	(34.5)
Net earnings attributable to common stockholders	$173.0	$163.7	$338.1	$256.6

Net earnings per common share from continuing operations:
Basic	$0.48	$0.49	$0.94	$0.76
Diluted	$0.48	$0.48	$0.93	$0.76
Net earnings (loss) per share from discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net earnings per share:
Basic	$0.48	$0.48	$0.94	$0.76
Diluted	$0.48	$0.48	$0.93	$0.75
Average common stock and common equivalent shares outstanding:
Basic	357.4	339.4	358.3	339.0
Diluted	359.8	342.4	364.2	342.1
The sum of net earnings per share amounts may not add due to rounding.
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net earnings	$173.0	$180.9	$338.1	$291.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(118.6)	16.6	(158.0)	(18.1)
Pension adjustments	0.4	0.9	0.9	1.9
Total other comprehensive income (loss), net of income taxes	(118.2)	17.5	(157.1)	(16.2)
Comprehensive income	$54.8	$198.4	$181.0	$274.9
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount	Shares	Amount
Balance, December 31, 2021	359.1	$3.6	—	$—	$—	$3,670.0	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	—	—	—	(65.7)	62.8	—	—
Balance, January 1, 2022	359.1	3.6	—	—	—	3,604.3	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	—	—	165.1	—	—
Dividends to common shareholders	—	—	—	—	—	—	(25.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(38.9)	—
Common stock-based award activity	0.5	—	—	—	—	23.8	—	—	—
Common stock repurchases	(1.0)	—	—	—	(63.8)	—	—	—	—
Shares withheld for taxes	(0.2)	—	—	—	—	(9.0)	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	0.5
Balance, April 1, 2022	358.4	$3.6	—	$—	$(63.8)	$3,619.1	$6,226.4	$(223.9)	$5.3
Net earnings for the period	—	—	—	—	—	—	173.0	$—	$—
Dividends to common shareholders	—	—	—	—	—	—	(24.9)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(118.2)	—
Common stock-based award activity	0.2	—	—	—	—	32.7	—	—	—
Common stock repurchases	(3.0)	—	—	—	(179.1)	—	—	—	—
Shares withheld for taxes	—	—	—	—	—	(0.6)	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)
Balance, July 1, 2022	355.6	$3.6	$—	$—	$(242.9)	$3,651.2	$6,374.5	$(342.1)	$5.1

	Common Stock		Preferred Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount	Shares	Amount
Balance, December 31, 2020	339.0	$3.4	1.4	$—	$—	$3,554.5	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	—	110.2
Dividends to common shareholders	—	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(33.7)	—
Common stock-based award activity	(0.4)	—	—	—	—	34.1	—	—	—
Shares withheld for tax	(0.1)	—	—	—	—	(13.2)	—	—	—
Early extinguishment of 0.875% convertible senior notes due 2022	—	—	—	—	—	(11.6)	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(0.8)
Balance, April 2, 2021	338.5	$3.4	1.4	$—	$—	$3,563.8	$5,616.6	$(174.8)	$7.7
Net earnings for the period	—	—	—	—	—	—	180.9
Dividends to common shareholders	—	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	—	17.5	—
Common stock-based award activity	0.6	—	—	—	—	35.9	—	—	—
Shares withheld for tax	(0.1)	—	—	—	—	(0.6)	—	—	—
Conversion of Mandatory convertible preferred stock to common stock	19.4	0.2	(1.4)	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	3.0	—	—	(3.0)
Balance, July 2, 2021	358.4	$3.6	$—	$—	$—	$3,602.1	$5,756.6	$(157.3)	$4.7

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net earnings from continuing operations	$338.1	$293.7
Noncash items:
Amortization	192.1	155.0
Depreciation	41.9	37.7
Stock-based compensation expense	45.0	36.8
Loss on extinguishment of debt	—	104.2
Gain on investment in Vontier Corporation	—	(57.0)
Gain on litigation resolution	—	(26.0)
Russia exit and wind down costs	9.2	—
Change in trade accounts receivable, net	(37.7)	(11.8)
Change in inventories	(50.7)	(24.0)
Change in trade accounts payable	40.1	9.1
Change in prepaid expenses and other assets	(39.2)	(21.4)
Change in accrued expenses and other liabilities	(29.6)	(53.3)
Total operating cash provided by continuing operations	509.2	443.0
Total operating cash used in discontinued operations	—	(18.7)
Net cash provided by operating activities	509.2	424.3

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(1.6)	0.9
Payments for additions to property, plant and equipment	(37.1)	(17.1)
All other investing activities	—	1.1
Net cash used in investing activities	(38.7)	(15.1)

Cash flows from financing activities:
Payment of 0.875% convertible senior notes due 2022	(1,156.5)	—
Net proceeds from commercial paper borrowings	481.3	—
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs of $0.6 million in 2022	397.0	—
Repayment of borrowings (maturities greater than 90 days)	—	(611.1)
Payment of common stock cash dividend to shareholders	(50.0)	(47.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(34.5)
Repurchase of common shares	(242.9)	—
All other financing activities	(11.8)	25.2
Net cash used in financing activities	(582.9)	(667.8)

Effect of exchange rate changes on cash and equivalents	(24.0)	(0.4)
Net change in cash and equivalents	(136.4)	(259.0)
Beginning balance of cash and equivalents	819.3	1,824.8
Ending balance of cash and equivalents	$682.9	$1,565.8
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of July 1, 2022 and December 31, 2021, our results of operations for the three and six month periods ended July 1, 2022 and July 2, 2021, and cash flows for the six month periods ended July 1, 2022 and July 2, 2021. Reclassification of certain prior year amounts have been made to conform to current year presentation.
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
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products. Our business in Russia and Ukraine accounted for less than 1% of total revenue and less than 0.2% of total assets for the fiscal year ended December 31, 2021.
In the three and six month periods ended July 1, 2022, the Company recorded a pre-tax charge totaling $16.2 million primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Condensed Consolidated Statements of Earnings. The total costs expected to be incurred in connection with the Russia exit are $18.4 million.
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. During the three and six month periods ended July 1, 2022, we designated our ¥14.4 billion Yen-denominated variable interest rate term loan and our €275 million Euro-denominated variable interest rate term loan outstanding as net investment hedges of our investment in certain foreign operations.
During the three and six month periods ended July 1, 2022, we recognized after-tax foreign currency transaction gains of $3.6 million on the debt that were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six month periods ended July 1, 2022.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Three Months Ended July 1, 2022:
Balance, April 1, 2022	$(162.1)	$(61.8)		$(223.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(121.3)	—		(121.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	2.7	0.5	(b)	3.2
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	2.7	0.4		3.1
Net current period other comprehensive income (loss), net of income taxes	(118.6)	0.4		(118.2)
Balance, July 1, 2022	$(280.7)	$(61.4)		$(342.1)

For the Three Months Ended July 2, 2021:
Balance, April 2, 2021	$(88.7)	$(86.1)		$(174.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	16.6	—		16.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	16.6	0.9		17.5
Balance, July 2, 2021	$(72.1)	$(85.2)		$(157.3)

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Six Months Ended July 1, 2022:
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(160.7)	—		(160.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	2.7	1.1	(b)	3.8
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	2.7	0.9		3.6
Net current period other comprehensive income (loss)	(158.0)	0.9		(157.1)
Balance, July 1, 2022	$(280.7)	$(61.4)		$(342.1)

For the Six Months Ended July 2, 2021:
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(18.1)	—		(18.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	2.5	(b)	2.5
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.9		1.9
Net current period other comprehensive income (loss)	(18.1)	1.9		(16.2)
Balance, July 2, 2021	$(72.1)	$(85.2)		$(157.3)

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

The following is a roll forward of the aggregated allowance for credit losses related to our trade accounts receivables as of July 1, 2022 ($ in millions):

Balance, December 31, 2021	$39.7
Provision	4.2
Write-offs	(5.4)
Foreign currency exchange and other	(0.6)
Balance, July 1, 2022	$37.9
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

On January 1, 2022, we reclassified the unamortized cost basis of our outstanding Convertible Notes wholly as debt, which subsequently matured and was settled on February 15, 2022. We applied the if-converted method to all convertible instruments when calculating EPS for the six months ended July 1, 2022. As of July 1, 2022, we had no convertible instruments outstanding subject to the guidance in ASU 2020-06.
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
During the three and six month periods ended July 1, 2022, insignificant adjustments were made to the purchase price allocation of prior year acquisitions, which are shown in Note 3.
Provation
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We recorded $978 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of Software as a Service (“SaaS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and included approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We recorded approximately $874 million of goodwill related to the acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.

For the six months ended July 1, 2022, revenue and operating losses attributable to the Provation and ServiceChannel acquisitions were $132.8 million and $21.7 million, respectively. The operating losses include $38.7 million of intangible asset amortization and $12.9 million of transaction and integration costs, which were primarily comprised of employee compensation and retention costs and amounts paid to third party advisors, and are recorded in Selling, general and administration expenses.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from ServiceChannel and Provation as of July 1, 2022 ($ in millions):

	Provation	ServiceChannel	Total
Accounts receivable	$41.3	$10.1	$51.4
Goodwill	978.0	874.2	1,852.2
Other intangible assets, primarily customer relationships, technology, database, and trade names	586.5	342.9	929.4
Deferred revenue, current	(50.3)	(1.7)	(52.0)
Deferred tax liabilities	(119.4)	(50.8)	(170.2)
Other assets and liabilities, net	(30.5)	(8.4)	(38.9)
Net cash consideration	$1,405.6	$1,166.3	$2,571.9

NOTE 3. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2021	$4,126.0	$1,840.0	$3,186.0	$9,152.0
Measurement period adjustments for 2021 acquisitions	0.8	—	9.6	10.4
Foreign currency translation and other	(44.3)	(37.3)	(22.6)	(104.2)
Balance, July 1, 2022	$4,082.5	$1,802.7	$3,173.0	$9,058.2

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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 1, 2022
Deferred compensation liabilities	$—	$31.4	$—	$31.4
December 31, 2021
Deferred compensation liabilities	—	36.0	—	36.0
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
We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the six month period ended July 1, 2022, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	July 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.9	$1,000.0	$2,151.7	$2,158.3
Long-term debt, net of current maturities	$2,682.2	$2,584.8	$1,807.3	$1,978.9
As of July 1, 2022 and December 31, 2021, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
The fair values of long-term borrowings were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the borrowing. The fair value of cash and cash equivalents, trade accounts receivable, net, trade accounts payable, and commercial paper approximates their carrying value due to the short-term maturities of these instruments.

NOTE 5. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	July 1, 2022	December 31, 2021
U.S. dollar-denominated commercial paper	$847.0	$364.9
Delayed-Draw Term Loan due 2022	999.9	999.7
Yen Term Loan due 2025	106.4	—
Euro Term Loan due 2025	285.8	—
3.15% senior unsecured notes due 2026	895.7	895.1
4.30% senior unsecured notes due 2046	547.3	547.3
0.875% senior convertible notes due 2022	—	1,152.0
Long-term debt	3,682.1	3,959.0
Less: current portion of long-term debt	999.9	2,151.7
Long-term debt, net of current maturities	$2,682.2	$1,807.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $8 million and $13 million as of July 1, 2022 and December 31, 2021, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2021 Annual Report on Form 10-K for further details of our debt financing.
Yen Term Loan
On June 17, 2022, we entered into a three-year, ¥14.4 billion senior unsecured term facility (“Yen Term Loan”). On the same day, we drew down the entire available balance under the facility, which yielded net proceeds of $107 million. The Yen Term Loan is due on June 17, 2025 and is pre-payable at our option. The Yen Term Loan bears interest at a rate of Tokyo Term Risk Free Rate (“TORF”), plus 65 basis points; provided, however, that the TOFR may not be less than zero for the Yen Term Loan.
Euro Term Loan
On June 21, 2022, we entered into a three-year €275 million senior unsecured term facility (“Euro Term Loan”). On June 28, 2022, we drew down the entire available balance under the facility, which yielded net proceeds of $290 million. The Euro Term Loan is due on June 23, 2025 and is pre-payable at our option. The Euro Term Loan bears interest at a rate of Euro Interbank Offered Rate (“Euribor”), plus 55 basis points; provided, however that the Euribor may not be less than zero for the Euro Term Loan.
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

We recognized $2.1 million in interest expense during the six month period ended July 1, 2022, of which $1.3 million was related to the contractual coupon rate of 0.875% and $0.8 million was attributable to the amortization of debt issuance costs. We recognized $11.1 million and $23.3 million in interest expense during the three and six month period ended July 2, 2021, of which $2.5 million and $5.3 million was related to the contractual coupon rate of 0.875%, $1.5 million and $3.2 million was attributable to the amortization of debt issuance costs, and $7.1 million and $14.8 million was attributable to the amortization of the discount for each respective period.
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

The details of our outstanding Commercial Paper Programs as of July 1, 2022 were as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$847.0	1.84%	32
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of July 1, 2022, no borrowings were outstanding under the Revolving Credit Facility.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $83 million as of July 1, 2022 and $71 million as of December 31, 2021.
Contract Costs — We incur and capitalize direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are not capitalized when the amortization period is one year or less, as we elected to use the practical expedient to expense these sales commissions as incurred. As of July 1, 2022 and December 31, 2021, we had $33 million and $27 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded in the Prepaid expenses and other current assets and Other assets line items in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and eight.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to subscription-based software contracts, PCS and extended warranty sales, where in most cases we receive up-front payment and recognize revenue over the service or support term. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.
Our contract liabilities consisted of the following ($ in millions):

	July 1, 2022	December 31, 2021
Deferred revenue - current	$479.8	$457.6
Deferred revenue - noncurrent	35.1	33.8
Total contract liabilities	$514.9	$491.4
During the three and six month period ended July 1, 2022, we recognized revenue related to our contract liabilities at December 31, 2021 of $102 million and $256 million, respectively. The change in our contract liabilities from December 31, 2021 to July 1, 2022 was primarily due to the timing of billings and recognition as revenue of subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate performance obligations attributable to each of our segments is as follows ($ in millions):

July 1, 2022
Intelligent Operating Solutions	$585.9
Precision Technologies	47.2
Advanced Healthcare Solutions	76.1
Total remaining performance obligations	$709.2
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
Disaggregation of revenue for the three month period ended July 1, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,229.4	$534.2	$444.7	$250.5
Sales of services	233.9	95.9	54.4	83.6
Total	$1,463.3	$630.1	$499.1	$334.1

Geographic:
United States	$779.0	$341.1	$249.6	$188.3
China	182.7	56.1	101.6	25.0
All other (each country individually less than 5% of total sales)	501.6	232.9	147.9	120.8
Total	$1,463.3	$630.1	$499.1	$334.1

End markets:(a)
Direct sales:
Healthcare	$369.8	$13.2	$41.3	$315.3
Industrial & Manufacturing	341.9	227.4	107.7	6.8
Utilities & Power	94.0	47.9	46.1	—
Government	110.1	60.5	41.4	8.2
Communications, Electronics & Semiconductor	102.1	26.3	75.4	0.4
Aerospace & Defense	64.7	0.2	64.5	—
Oil & Gas	68.6	65.8	2.8	—
Retail & Consumer	84.4	60.6	23.8	—
Other	158.5	90.1	68.4	—
Total direct sales	1,394.1	592.0	471.4	330.7
Distributors	69.2	38.1	27.7	3.4
Total	$1,463.3	$630.1	$499.1	$334.1

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month period ended July 2, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,136.0	$478.4	$417.5	$240.1
Sales of services	183.7	63.4	54.4	65.9
Total	$1,319.7	$541.8	$471.9	$306.0

Geographic:
United States	$671.6	$276.7	$236.3	$158.6
China	163.5	53.7	81.7	28.1
All other (each country individually less than 5% of total sales)	484.6	211.4	153.9	119.3
Total	$1,319.7	$541.8	$471.9	$306.0

End markets:(a)
Direct sales:
Healthcare	$328.6	$8.4	$33.9	$286.3
Industrial & Manufacturing	312.1	200.7	105.4	6.0
Utilities & Power	97.8	57.2	40.6	—
Government	99.0	51.3	37.9	9.8
Communications, Electronics & Semiconductor	97.6	32.8	64.3	0.5
Aerospace & Defense	65.7	—	65.7	—
Oil & Gas	66.7	64.0	2.7	—
Retail & Consumer	44.6	18.7	25.9	—
Other	137.3	71.7	65.6	—
Total direct sales	1,249.4	504.8	442.0	302.6
Distributors	70.3	37.0	29.9	3.4
Total	$1,319.7	$541.8	$471.9	$306.0

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the six month period ended July 1, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,382.1	$1,034.7	$855.3	$492.1
Sales of services	457.7	183.0	106.2	168.5
Total	$2,839.8	$1,217.7	$961.5	$660.6

Geographic:
United States	$1,518.9	$663.0	$483.6	$372.3
China	328.1	104.0	170.9	53.2
All other (each country individually less than 5% of total sales)	992.8	450.7	307.0	235.1
Total	$2,839.8	$1,217.7	$961.5	$660.6

End markets:(a)
Direct sales:
Healthcare	$723.1	$23.5	$78.4	$621.2
Industrial & Manufacturing	663.8	438.5	211.4	13.9
Utilities & Power	180.3	90.9	89.4	—
Government	215.8	112.1	86.1	17.6
Communications, Electronics & Semiconductor	189.9	50.1	138.8	1.0
Aerospace & Defense	120.1	0.3	119.8	—
Oil & Gas	133.4	128.1	5.3	—
Retail & Consumer	165.6	124.3	41.3	—
Other	312.4	177.6	134.7	0.1
Total direct sales	2,704.4	1,145.4	905.2	653.8
Distributors	135.4	72.3	56.3	6.8
Total	$2,839.8	$1,217.7	$961.5	$660.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the six month period ended July 2, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,213.2	$931.4	$810.6	$471.2
Sales of services	365.7	121.3	108.7	135.7
Total	$2,578.9	$1,052.7	$919.3	$606.9

Geographic:
United States	$1,292.4	$524.9	$455.4	$312.1
China	327.8	113.2	158.5	56.1
All other (each country individually less than 5% of total sales)	958.7	414.6	305.4	238.7
Total	$2,578.9	$1,052.7	$919.3	$606.9

End markets:(a)
Direct sales:
Healthcare	$655.4	$17.8	$68.9	$568.7
Industrial & Manufacturing	614.4	397.2	205.4	11.8
Utilities & Power	192.7	111.5	81.2	—
Government	186.9	96.1	72.3	18.5
Communications, Electronics & Semiconductor	185.4	60.3	123.9	1.2
Aerospace & Defense	121.1	—	121.1	—
Oil & Gas	130.0	124.5	5.5	—
Retail & Consumer	90.1	42.2	47.9	—
Other	262.2	127.8	134.4	—
Total direct sales	2,438.2	977.4	860.6	600.2
Distributors	140.7	75.3	58.7	6.7
Total	$2,578.9	$1,052.7	$919.3	$606.9

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.
NOTE 7. INCOME TAXES

Our effective tax rates for the three and six month periods ended July 1, 2022 were 16.9% and 15.3%, respectively, as compared to 12.3% and 10.0%, respectively, for the three and six month periods ended July 2, 2021. The year-over-year increase in the effective tax rate for the three month period ended July 1, 2022 as compared to the three month period ended July 2, 2021 was due primarily to a reduction in our uncertain tax positions during the three month period ended July 2, 2021 and the effect of Russia exit and wind down costs for which no tax benefit was recognized in the three month period ended July 2, 2021 . The year-over-year increase in the effective tax rate for the six month period ended July 1, 2022 as compared to the six month period ended July 2, 2021 was primarily due to a non-recurring permanent difference on the Q1 2021 gain on our Retained Vontier Shares as a result of the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and increases in certain federal tax benefits for the six month period ended July 2, 2021.
Our effective tax rate for the three and six month periods ended July 1, 2022 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, and a reduction in our uncertain tax positions, and the effect of Russia exit and wind down costs for which no tax benefit was recognized.

NOTE 8. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards, and performance stock awards (collectively, “Stock Awards”), stock options, or any other stock-based award. As of July 1, 2022, approximately 16 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2021 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Stock Awards:
Pretax compensation expense	$16.0	$12.2	$28.7	$22.7
Income tax benefit	(3.0)	(1.9)	(4.7)	(3.8)
Stock Award expense, net of income taxes	13.0	10.3	24.0	18.9
Stock options:
Pretax compensation expense	9.1	8.0	16.3	14.1
Income tax benefit	(1.4)	(1.3)	(2.4)	(2.5)
Stock option expense, net of income taxes	7.7	6.7	13.9	11.6
Total stock-based compensation:
Pretax compensation expense	25.1	20.2	45.0	36.8
Income tax benefit	(4.4)	(3.2)	(7.1)	(6.3)
Total stock-based compensation expense, net of income taxes	$20.7	$17.0	$37.9	$30.5
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of July 1, 2022. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$109.8
Stock options	61.9
Total unrecognized compensation cost	$171.7

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
The following is a roll forward of our accrued warranty liability ($ in millions):

Balance, December 31, 2021	$25.2
Accruals for warranties issued during the period	6.8
Settlements made	(9.2)
Effect of foreign currency translation and other	(0.2)
Balance, July 1, 2022	$22.6
Leases
Operating lease cost for the three month periods ended July 1, 2022 and July 2, 2021 was $14 million and $15 million, respectively. Operating lease cost for the six month periods ended July 1, 2022 and July 2, 2021 was $29 million and $30 million, respectively. During the six month periods ended July 1, 2022 and July 2, 2021, cash paid for operating leases included in operating cash flows was $26 million and $28 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $6 million and $13 million during the six month periods ended July 1, 2022 and July 2, 2021, respectively. Operating lease right-of-use assets and operating lease liabilities are reported on the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and other current liabilities and Other long-term liabilities, respectively.
NOTE 10. NET EARNINGS PER SHARE
Basic net EPS is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed conversion of Convertible Notes and associated issuance of shares under the if-converted method and the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and six month periods ended July 1, 2022 were 7.7 million and 7.5 million, and were immaterial and 0.2 million for the three and six month periods ended July 2, 2021, respectively.
As described in Note 5, upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. As described in Note 1, prior to our adoption of ASU 2020-06 on January 1, 2022, we accounted for the conversion feature under the treasury stock method in our calculation of EPS since we intended and had the ability to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. Because the fair value of our common stock was below the conversion price, the Convertible Notes had no impact on our earnings per share for the six month period ended July 2, 2021. Upon adopting ASU 2020-06 on January 1, 2022, we accounted for the Convertible Notes under the if-converted method in our calculation of diluted EPS, as required under the new guidance.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator
Net earnings from continuing operations	$173.0	$182.0	$338.1	$293.7
Mandatory convertible preferred stock cumulative dividends	—	(17.2)	—	(34.5)
Convertible note interest add-back (if converted method)	—	—	1.8	—
Diluted Net Earnings from Continuing Operations	$173.0	$164.8	$339.9	$259.2

Denominator
Weighted average common shares outstanding used in basic earnings per share	357.4	339.4	358.3	339.0
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.4	3.0	2.7	3.1
Conversion of convertible notes (if converted method)	—	—	3.2	—
Weighted average common shares outstanding used in diluted earnings per share	359.8	342.4	364.2	342.1

Net earnings from continuing operations per common share - Basic	$0.48	$0.49	$0.94	$0.76
Net earnings from continuing operations per common share - Diluted	$0.48	$0.48	$0.93	$0.76

We declared and paid cash dividends per common share for the periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2021, and declared and paid the final dividend in the second quarter of 2021.

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS		Amount ($ in millions)
2022:
First quarter	$0.07	$25.1	$—		$—
Second quarter	0.07	24.9	—		—
Total	$0.14	$50.0	$—		$—

2021:
First quarter	$0.07	$23.7	$12.5		$17.3
Second quarter	0.07	23.7	12.5	$—	17.2
Total	$0.14	$47.4	$25.0		$34.5

* The sum of the components of total dividends paid may not equal the total amount due to rounding.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. As of July 1, 2022, there were 16.0 million shares remaining for repurchase under the program.

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
Our chief operating decision maker (“CODM”) assesses performance and allocates resources based on our operating segments, which are also our reportable segments. Operating profit amounts in the Other category and Russia exit and wind down costs consist of unallocated corporate costs and other costs not utilized or reviewed by our CODM at a segment level in evaluating segment operating performance. Our segment results are as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales:
Intelligent Operating Solutions	$630.1	$541.8	$1,217.7	$1,052.7
Precision Technologies	499.1	471.9	961.5	919.3
Advanced Healthcare Solutions	334.1	306.0	660.6	606.9
Total	$1,463.3	$1,319.7	$2,839.8	$2,578.9
Operating Profit:
Intelligent Operating Solutions	$129.9	$115.3	$236.9	$223.4
Precision Technologies	115.3	104.1	216.7	200.0
Advanced Healthcare Solutions	28.1	22.5	56.1	41.4
Other	(24.8)	(30.6)	(48.9)	(55.9)
Russia exit and wind down costs	(16.2)	—	(16.2)	—
Total Operating Profit	232.3	211.3	444.6	408.9
Interest expense, net	(21.0)	(25.2)	(39.8)	(52.9)
Loss on extinguishment of debt	—	—	—	(104.9)
Gain on investment in Vontier Corporation	—	—	—	57.0
Gain on litigation resolution	—	26.0	—	26.0
Other non-operating expense, net	(3.1)	(4.6)	(5.8)	(7.9)
Earnings from continuing operations before income taxes	$208.2	$207.5	$399.0	$326.2

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
Provation Acquisition
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a privately held, leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We preliminarily recorded $978 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel Acquisition
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of Software as a Service (“SaaS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and included approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $874 million of goodwill related to the acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
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
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products. Our business in Russia and Ukraine accounted for less than 1% of total revenue and less than 0.2% of total assets for the fiscal year ended December 31, 2021.
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

Business Performance and Outlook
Business Performance For the Period Ended July 1, 2022
We experienced robust demand for our products and services during the three and six month periods ended July 1, 2022 (“the quarter” or the “second quarter” and “year-to-date period”, respectively). During the second quarter and year-to-date period, and despite ongoing COVID-19 and supply chain challenges, year-over-year sales increased 10.9% and 10.1%, respectively, with contributions from both existing and newly acquired businesses, all partially offset by unfavorable changes in foreign exchange rates. Sales from existing businesses increased 8.9% and 7.1% during the second quarter and year-to-date periods, respectively, as compared to the comparable periods in 2021, reflecting strong end-market demand across the product portfolio and focused execution on product and service delivery.
Geographically, in the second quarter, year-over-year sales from existing businesses increased high single-digits, with growth driven by high single-digit growth in North America, mid-teens growth in Western Europe and mid-teens growth in China, which includes shipments that were delayed from the first quarter of 2022 as a result of COVID-19 containment measures adopted in China. In the year-to-date period, year-over-year sales from existing businesses also increased high single digits with high single digit growth in both North America and Western Europe, as well as a slight increase in China.
Year-over-year price increases contributed 5.0% and 4.1% to sales growth during the second quarter and year-to-date period, as compared to the comparable periods in 2021 and is reflected as a component of the change in sales from existing businesses. In both the second quarter and year-to-date period, price increases exceeded inflationary increases that we experienced on purchased materials.
The strengthening of the US dollar relative to other currencies reduced our sales by 3.0% and 2.3% in the second quarter and year-to-date periods, respectively when compared to the comparable periods of 2021 and may continue to impact our results in future periods.
Widespread supply chain and logistics challenges persisted in the second quarter, impacting the availability of key materials, including electronic components, and resulting in higher production and logistics costs. We continue to apply the Fortive Business System (“FBS”) to help mitigate the impact of these challenges, but demand for our products continued to outpace our shipments in the second quarter and our backlog increased sequentially from the first quarter of 2022.
COVID-19 continues to impact our results and creates operating challenges with logistics, material availability and absenteeism. In the first and second quarters of 2022, government mandated COVID-19 containment measures in China directly impacted production, shipments and cash flow. Operating conditions began to normalize late in the second quarter with the resumption of shipments to customers, including for orders that were delayed in the first quarter due to the lockdowns. We anticipate that the uncertainty and disruption caused by the pandemic will continue to impact future periods.

Outlook
Despite uncertainty in the macro environment, we anticipate increasing demand for our offerings will continue and are projecting sales to grow on a year-over-year basis between 10.0% and 12.0% for the third quarter of 2022, and 10.0% and 11.0% for the full year. We anticipate sales growth on a year-over-year basis from existing businesses will be between 9.0% and 11.5% for the third quarter of 2022 and 8.0% and 9.5% for the full year. We expect that foreign exchanges rates will remain unfavorable to us when compared with the rates in effect in the comparable periods of 2021 and relative to assumptions at the start of 2022. Additionally, this outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of the COVID-19 pandemic, the impact of the Russia Ukraine Conflict, market conditions in key end product segments and elective surgery rates.
We anticipate that supply chain and inflationary pressures will persist throughout 2022 and that our backlog may remain elevated compared to historical levels. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures.
We are monitoring the ongoing impact of COVID-19 on the global economy and our business, including government mandated containment measures, which may occur with little notice and could have a material adverse impact on our future results.
We are monitoring developments in international trade, monetary and fiscal policies and relations between the U.S. and China, as well as evaluating proposed investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”).

RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the second quarter and year-to-date periods ended July 1, 2022 as compared to the comparable periods of 2021:
Components of Sales Growth

	% Change Three Months Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Months Ended July 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	10.9%	10.1%
Existing businesses (Non-GAAP)	8.9%	7.1%
Acquisitions (Non-GAAP)	5.0%	5.3%
Currency exchange rates (Non-GAAP)	(3.0)%	(2.3)%
Operating Profit Margins
Operating profit margin was 15.9% for the second quarter ended July 1, 2022 , a decrease of 10 basis points as compared to 16.0% in the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses, which were partially offset by higher year-over-year employee compensation, freight, logistics and material costs, unfavorable foreign exchange rates and growth investments in R&D, sales and marketing — favorable 220 basis points
•The year-over-year effect of amortization from existing businesses — favorable 60 basis points
•The year-over-year net effect of acquisition-related transaction costs which were higher in the second quarter than those recognized during the comparable period in 2021 — unfavorable 30 basis points
•Russia exit and wind down costs which were incurred during the second quarter — unfavorable 110 basis points
•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 150 basis points
Operating profit margin was 15.7% for the year-to-date period ended July 1, 2022, a decrease of 20 basis points as compared to 15.9% in the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
◦Year-over-year increase in price and sales volumes from existing businesses, which were partially offset by higher year-over-year employee compensation, freight, logistics and material costs, unfavorable foreign exchange rates and growth investments in R&D, sales and marketing — favorable 130 basis points
◦The year-over-year effect of amortization from existing businesses — favorable 60 basis points
◦The year-over-year net effect of acquisition-related transaction costs which were higher during the first quarter than those recognized during the comparable period in 2021 — unfavorable 20 basis points
◦Russia exit and wind down costs which were incurred during the year-to-date period — unfavorable 60 basis points
◦The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 130 basis point

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Intelligent Operating Solutions	$630.1	$541.8	$1,217.7	$1,052.7
Precision Technologies	499.1	471.9	961.5	919.3
Advanced Healthcare Solutions	334.1	306.0	660.6	606.9
Total	$1,463.3	$1,319.7	$2,839.8	$2,578.9
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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$630.1	$541.8	$1,217.7	$1,052.7
Operating profit	129.9	115.3	236.9	223.4
Depreciation	9.1	5.6	18.6	12.2
Amortization	46.1	38.0	92.3	75.9
Operating profit as a % of sales	20.6%	21.3%	19.5%	21.2%
Depreciation as a % of sales	1.4%	1.0%	1.5%	1.2%
Amortization as a % of sales	7.3%	7.0%	7.6%	7.2%
Components of Sales Growth

	% Change Three Months Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Months Ended July 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	16.3%	15.7%
Existing businesses (Non-GAAP)	12.3%	10.6%
Acquisitions (Non-GAAP)	7.0%	7.3%
Currency exchange rates (Non-GAAP)	(3.0)%	(2.2)%
Year-over-year sales from existing businesses of increased 12.3% and 10.6% during the second quarter and year-to-date period, respectively, as compared to the comparable periods of 2021. The year-over-year results for both respective periods were driven by higher pricing, continued strong demand for test and measurement instrumentation products, software and related services and gas detection offerings as well as improved factory throughput on gains from supply chain and logistics countermeasures.
Geographically, sales from existing businesses in developed markets increased in the second quarter by low double-digits, driven by low double-digits growth in North America, high teens growth in Western Europe. Sales in high growth markets increased by mid-teens, driven by high single-digits growth in China, as well as high-teens growth in other regions, which included Latin America, Other Asia and Middle East. On a year-to-date basis, sales from existing businesses in developed markets increased by low double-digits and high growth markets increased by mid-single digits.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 6.0% and 4.6% to sales growth during the second quarter and year-to-date period, as compared to the comparable periods of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 70 basis points during the quarter as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:

•Year-over-year increase in price and sales volume from existing businesses were partially offset by higher year-over-year freight, logistics and material costs and employee compensation costs, unfavorable foreign exchange rates and growth investments in R&D, sales and marketing— favorable 205 basis points
•The year-over-year effect of amortization from existing businesses — favorable 100 basis
•The year-over-year net effect of acquisition-related transaction costs, which were higher than those recognized during the comparable period in 2021 — unfavorable 65 basis points
•The year-over-year effect of acquired businesses, including amortization — unfavorable 310 basis points
Operating profit margin decreased 170 basis points during the year-to-date period, as compared to the comparable period of 2021. Year-over-year operating profit margin comparisons were impacted by:
•Year-over-year increase in price and sales volume from existing businesses, partially offset by higher year- over-year freight, logistics and material costs and employee compensation costs — favorable 105 basis points
•The year-over-year effect of amortization from existing businesses — favorable 100 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were higher than those recognized during the comparable period in 2021 — unfavorable 85 basis points
•The year-over-year effect of acquired businesses, including amortization — unfavorable 290 basis points
PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$499.1	$471.9	$961.5	$919.3
Operating profit	115.3	104.1	216.7	200.0
Depreciation	6.2	6.3	12.2	12.6
Amortization	3.6	4.2	7.2	8.5
Operating profit as a % of sales	23.1%	22.1%	22.5%	21.8%
Depreciation as a % of sales	1.2%	1.3%	1.3%	1.4%
Amortization as a % of sales	0.7%	0.9%	0.7%	0.9%
Components of Sales Growth

	% Change Three Months Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Months Ended July 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	5.8%	4.6%
Existing businesses (Non-GAAP)	8.6%	6.7%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(2.8)%	(2.1)%
Year-over-year sales from existing businesses increased 8.6% and 6.7% during the second quarter and the year-to-date period compared to the comparable periods of 2021. The year-over-year results for both respective periods were driven by price increases, market growth and share gains in key verticals.
Geographically, sales from existing businesses in developed markets increased by mid-single digits in the second quarter driven by mid-single digit growth in North America and high single digit growth in Western Europe. Sales in high growth markets increased by mid-teens in the second quarter on mid-twenties growth in China, which included recovery of shipments expected in the first quarter that were delayed until the second quarter as a result of government mandated COVID-10 containment measures. On a year-to-date basis, sales from existing businesses in developed markets increased by mid-single digits and high growth markets increased by high-single digits, respectively.
Year-over-year price increases in our Precision Technologies segment contributed 6.3% and 5.4% to sales growth for the second quarter and year-to-date period, respectively, as compared to the comparable periods of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 100 basis points for the second quarter as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Higher year-over-year increases in price and volume, partially offset by higher material, freight and employee compensation costs and unfavorable exchange rates — favorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
Operating profit margin increased 70 basis points during the year-to-date period as compared to the comparable period of 2021. Year over year operating profit margins were comprised of the following
•Higher year-over-year increases in price and volume, partially offset by higher material, freight and employee compensation costs and unfavorable exchange rates — favorable 60 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$334.1	$306.0	$660.6	$606.9
Operating profit	28.1	22.5	56.1	41.4
Depreciation	4.7	5.2	9.4	10.7
Amortization	46.1	35.3	92.6	70.6
Operating profit as a % of sales	8.4%	7.4%	8.5%	6.8%
Depreciation as a % of sales	1.4%	1.7%	1.4%	1.8%
Amortization as a % of sales	13.8%	11.5%	14.0%	11.6%
Components of Sales Growth

	% Change Three Months Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Months Ended July 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	9.2%	8.9%
Existing businesses (Non-GAAP)	3.3%	2.0%
Acquisitions (Non-GAAP)	9.3%	9.7%
Currency exchange rates (Non-GAAP)	(3.4)%	(2.8)%
Year-over-year sales from existing businesses increased 3.3% and 2.0% during the second quarter and year-to-date period, respectively, as compared to the comparable periods of 2021. The year-over-year results in the second quarter and the year-to-date period were driven by higher prices and increased demand for sterilization consumables, radiation management, quality assurance and diagnostic products.

Geographically, sales from existing businesses in developed markets increased by mid-single digits in the second quarter driven by low-single digit growth in North America and low double digit growth in Western Europe. Sales in high growth markets declined by low single digits in the second quarter on high single digit declines in China, partially offset by mid-teens growth in Latin America. On a year-to-date basis, sales from existing businesses in developed markets increased by low-single digits and high growth markets declined by low-single digits.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 1.4% to sales growth during both the second quarter and year-to-date periods, as compared to the comparable periods of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 100 basis points during the second quarter as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year sales increase in price and volume from existing businesses and gains from productivity measures were partially offset by higher year-over-year employee compensation costs and unfavorable foreign exchange rates — favorable 150 basis points
•The year-over-year effect of amortization from existing businesses — favorable 90 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to inventory — unfavorable 140 basis points
Operating profit margin increased 170 basis points during the year-to-date period as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year sales increase in price and volume from existing businesses and gains from productivity measures were partially offset offset by higher year-over-year employee compensation costs and unfavorable foreign exchange rates — favorable 50 basis points
•The year-over-year effect of amortization from existing businesses — favorable 90 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less in the than those recognized in the comparable period in 2021 — favorable 80 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to inventory — unfavorable 50 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$1,463.3	$1,319.7	$2,839.8	$2,578.9
Cost of sales	(629.8)	(564.2)	(1,214.3)	(1,111.5)
Gross profit	$833.5	$755.5	$1,625.5	$1,467.4
Gross profit margin	57.0%	57.2%	57.2%	56.9%
The year-over-year increase in gross profit during the second quarter and the year-to-date period as compared to the comparable periods in 2021, is due primarily to year-over-year increases in sales volumes and price increases from existing and newly acquired businesses, which were partially offset by higher material, freight and employee compensation costs and the unfavorable impact of foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$1,463.3	$1,319.7	$2,839.8	$2,578.9
Selling, general and administrative (“SG&A”) expenses	484.9	456.4	965.5	884.5
Research and development (“R&D”)	100.1	87.8	199.2	174.0
Russia exit and wind down costs	16.2	—	16.2	—
SG&A as a % of sales	33.1%	34.6%	34.0%	34.3%
R&D as a % of sales	6.8%	6.7%	7.0%	6.7%
SG&A increased during the second quarter and year-to-date period, respectively as compared to the comparable periods of 2021 due to higher intangible amortization and incremental expenses from our recent acquisitions and increased employee compensation expenses, customer acquisition and marketing costs.
On a year-over-year basis, SG&A represented as a percentage of sales, decreased 150 basis points and 30 basis points during the second quarter and year-to-date period, respectively, with higher amortization expenses from our recent acquisitions more than offset by leverage on SG&A costs, which grew at a slower rate than our sales growth.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the second quarter and year-to-date period compared to the comparable periods of 2021 due to incremental costs from our recent acquisitions, investments in innovation and key initiatives and higher employee compensation costs. On a year-over-year basis, R&D expenses represented as a percentage of sales increased by 10 basis points in the second quarter and 30 basis points in the year-to-date period mainly on our recent acquisitions, where R&D spending is higher as a percentage of sales than in existing businesses.
RUSSIA EXIT AND WIND DOWN COSTS
We incurred pre-tax costs totaling $16.2 million in the second quarter primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. Of the $16.2 million incurred, approximately $9.2 million represents non-cash charges and is reflected as such in the Consolidated Condensed Statement of Cash Flows. The costs were primarily related to our segments, as follows: Intelligent Operating Solutions $13.3 million, Precision Technologies $2.1 million and Advanced Healthcare Solutions $0.8 million.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Net interest expense for the second quarter and year-to-date period was $21 million and $40 million as compared to $25 million and $53 million in the comparable periods in 2021. The year-over-year decrease in interest expense was due to lower year-over-year effective interest rates on debt instruments in both the second quarter and year-to-date period, despite overall higher debt balances.
INCOME TAXES
Our effective tax rates for the three and six month periods ended July 1, 2022 were 16.9% and 15.3%, respectively, as compared to 12.3% and 10.0%, respectively, for the three and six month periods ended July 2, 2021. The year-over-year increase in the effective tax rate for the three month period ended July 1, 2022 as compared to the three month period ended July 2, 2021 was due primarily to a reduction in our uncertain tax positions during the three month period ended July 2, 2021 and the effect of Russia exit and wind down costs for which no tax benefit was recognized in the three month period ended July 2, 2021 . The year-over-year increase in the effective tax rate for the six month period ended July 1, 2022 as compared to the six month period ended July 2, 2021 was primarily due to a non-recurring permanent difference on the Q1 2021 gain on our Retained Vontier Shares as a result of the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and increases in certain federal tax benefits for the six month period ended July 2, 2021.
Our effective tax rate for the three and six month periods ended July 1, 2022 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, and a reduction in our uncertain tax positions, and the effect of Russia exit and wind down costs for which no tax benefit was recognized.

COMPREHENSIVE INCOME
Comprehensive income decreased by $144 million during the second quarter as compared to the comparable period in 2021 due primarily to unfavorable changes in foreign currency translation adjustments of $135 million.
Comprehensive income decreased by $94 million during the year-to-date period as compared to the comparable period in 2021 due primarily to unfavorable changes in foreign currency translation adjustments of $140 million, partially offset by an increase in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of July 1, 2022, no borrowings were outstanding under the Revolving Credit Facility.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the six month period ended July 1, 2022:

	Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021
Total operating cash provided by continuing operations	$509.2	$443.0

Cash paid for acquisitions, net of cash received	$(1.6)	$0.9
Payments for additions to property, plant and equipment	(37.1)	(17.1)
All other investing activities	—	1.1
Total investing cash used in continuing operations	$(38.7)	$(15.1)

Payment of 0.875% convertible senior notes due 2022	$(1,156.5)	$—
Net proceeds from commercial paper borrowings	481.3	—
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs of $0.6 million in 2022	397.0	—
Repayment of borrowings (maturities greater than 90 days)	—	(611.1)
Payment of common stock cash dividend to shareholders	(50.0)	(47.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(34.5)
Repurchase of common shares	(242.9)	—
All other financing activities	(11.8)	25.2
Total financing cash used in continuing operations	$(582.9)	$(667.8)

Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $509 million during the first six months of 2022, an increase of $66 million, or 15%, as compared to the comparable period of 2021. The year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•Year-over-year increases of $82 million in Operating cash flows from net earnings from continuing operations, net of non-cash expenses (Depreciation, Amortization, Stock-based compensation, Loss on extinguishment of debt, Russia exit and wind down costs and Gain on investment in Vontier Corporation).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable used $48 million of cash during the year-to-date period as compared to using $27 million in the comparable period of 2021. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses and other liabilities used $69 million of cash in the year-to-date period as compared to using $75 million of cash in the comparable period of 2021. The year-over-year changes were driven by timing differences in tax payments, deferred revenue and employee compensation and benefits.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures, and increased $23.6 million during the year-to-date period as compared to the comparable period of 2021. The change was primarily due to increased capital expenditures which increased by approximately $20 million.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the current year, we expect capital spending to be approximately $80-100 million, although actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, and payments of quarterly cash dividends to shareholders.
Financing activities from continuing operations used cash of $583 million during the year-to-date period, reflecting the following transactions:
•On June 17, 2022, we entered into a three-year ¥14.4 billion senior unsecured facility yielding net proceeds of approximately $107 million.
•On June 21, 2022, we entered into a three-year €275 million senior unsecured facility yielding net proceeds of approximately $290 million.
•On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
•During 2022, we incurred $481 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 1.84% and a weighted average remaining maturity of approximately 32 days.
•During 2022, we repurchased 4,000,000 shares for approximately $243 million under our publicly-announced share repurchase program.
•Aggregate cash payments for common stock dividends paid to shareholders during were $50 million and were recorded as dividends to shareholders in the Consolidated Condensed Statement of Changes in Equity and the Consolidated Condensed Statement of Cash Flows.
In the comparable 2021 period, financing activities from continuing operations used cash of $668 million, which included payments of $317 million on the Delayed-Draw Term loan due in April 2020 and repurchases of $281 million in Convertible Notes.
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
Refer to Note 5 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of July 1, 2022, we held approximately $683 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less and yielded insignificant interest income during the year-to-date period. Approximately 85% of the $683 million in cash and equivalents was held outside of the United States.
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
As of July 1, 2022, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six month period ended July 1, 2022 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2021 Annual Report on Form 10-K. There were no material changes during the three and six month periods ended July 1, 2022 to the information reported in our 2021 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the second quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2021 Annual Report on Form 10-K. There were no material changes during the quarter and year ended July 1, 2022 to the risk factors reported in the “Risk Factors” section of our 2021 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the year-to-date period ended July 1, 2022, the Company purchased 4,000,000 shares of its common stock at an average share price of $60.71, including 3,000,000 shares at an average share price of $59.71 during the second quarter of 2022, leaving 16 million shares authorized for repurchase under the share repurchase program as of July 1, 2022.
The following table provides details about our share repurchases during the fiscal quarter ended July 1, 2022.

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Apr 2 - April 30	—	$—	N/A	N/A
May 1 - May 31	3,000,000	59.71	3,000,000	16,000,000
June 1- July 1	—	—	N/A	N/A
Total	3,000,000	$59.71	3,000,000	16,000,000

ITEM 5. OTHER INFORMATION
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions, or dealings are conducted in compliance with applicable law.
On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in Russia. As a result, Section 13(r) of the Exchange Act now requires disclosure of dealings with FSB, even where the activities were conducted in compliance with applicable laws and regulations.
As permitted and authorized by the OFAC General License with respect to ASP's sterilization products that are exempt from international sanctions as humanitarian products, certain of the Company's subsidiaries for the ASP operations may file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute ASP's sterilization products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities with the FSB, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Fortive Corporation.

3.2	Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2021, File No 1-37654).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in Inline XBRL and contained in Exhibit 101
*Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of July 1, 2022 and December 31, 2021, (ii) Consolidated Condensed Statements of Earnings for the three and six month periods ended July 1, 2022 and July 2, 2021, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six month periods ended July 1, 2022 and July 2, 2021, (iv) Consolidated Condensed Statement of Changes in Equity for the three and six month periods ended July 1, 2022 and July 2, 2021, (v) Consolidated Condensed Statements of Cash Flows for the six month periods ended July 1, 2022 and July 2, 2021, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 28, 2022	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 28, 2022	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer