Form 10-Q
period 2022-09-30
Fortive Corp
filed 2022-10-26
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 24, 2022 was 353,808,253.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$705.3	$819.3
Trade accounts receivable, net	901.0	930.2
Inventories:
Finished goods	228.5	215.4
Work in process	105.1	94.0
Raw materials	226.9	203.3
Inventories	560.5	512.7
Prepaid expenses and other current assets	281.1	252.7
Total current assets	2,447.9	2,514.9

Property, plant and equipment, net of accumulated depreciation of $740.6 and $679.0 at September 30, 2022 and December 31, 2021, respectively	405.2	395.5
Other assets	494.2	512.9
Goodwill	8,977.5	9,152.0
Other intangible assets, net	3,568.3	3,890.2
Total assets	$15,893.1	$16,465.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$999.9	$2,151.7
Trade accounts payable	572.6	557.9
Accrued expenses and other current liabilities	1,019.6	1,005.3
Total current liabilities	2,592.1	3,714.9

Other long-term liabilities	1,346.3	1,426.3
Long-term debt	2,559.0	1,807.3
Commitments and Contingencies

Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized and no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 361.4 and 360.4 million issued; 353.8 and 359.1 million outstanding at September 30, 2022 and December 31, 2021, respectively	3.6	3.6
Additional paid-in capital	3,677.4	3,670.0
Treasury shares, at cost	(376.1)	—
Retained earnings	6,539.6	6,023.6
Accumulated other comprehensive loss	(453.7)	(185.0)
Total Fortive stockholders’ equity	9,390.8	9,512.2
Noncontrolling interests	4.9	4.8
Total stockholders’ equity	9,395.7	9,517.0
Total liabilities and equity	$15,893.1	$16,465.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales of products and software	$1,227.7	$1,107.1	$3,609.8	$3,320.3
Sales of services	228.3	193.9	686.0	559.6
Total sales	1,456.0	1,301.0	4,295.8	3,879.9

Cost of product and software sales	(494.4)	(448.3)	(1,467.8)	(1,356.6)
Cost of service sales	(116.2)	(107.0)	(357.1)	(310.2)
Total cost of sales	(610.6)	(555.3)	(1,824.9)	(1,666.8)

Gross profit	845.4	745.7	2,470.9	2,213.1
Operating costs:
Selling, general and administrative expenses	(491.3)	(455.6)	(1,456.8)	(1,340.1)
Research and development expenses	(101.1)	(87.8)	(300.3)	(261.8)
Russia exit and wind down costs	(1.1)	—	(17.3)	—
Operating profit	251.9	202.3	696.5	611.2
Non-operating income (expense), net:
Interest expense, net	(26.4)	(25.1)	(66.2)	(78.0)
Loss on extinguishment of debt	—	—	—	(104.9)
Gain on investment in Vontier Corporation	—	—	—	57.0
Gain on litigation resolution	—	—	—	26.0
Other non-operating expense, net	(8.0)	(1.6)	(13.8)	(9.5)
Earnings from continuing operations before income taxes	217.5	175.6	616.5	501.8
Income taxes	(27.6)	(23.0)	(88.5)	(55.5)
Net earnings from continuing operations	189.9	152.6	528.0	446.3
Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	(2.9)
Net earnings	189.9	152.3	528.0	443.4
Mandatory convertible preferred dividends	—	—	—	(34.5)
Net earnings attributable to common stockholders	$189.9	$152.3	$528.0	$408.9

Net earnings per common share from continuing operations:
Basic	$0.53	$0.42	$1.48	$1.19
Diluted	$0.53	$0.42	$1.46	$1.18
Net earnings (loss) per share from discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net earnings per share:
Basic	$0.53	$0.42	$1.48	$1.18
Diluted	$0.53	$0.42	$1.46	$1.17
Average common stock and common equivalent shares outstanding:
Basic	355.2	358.9	357.3	345.6
Diluted	357.9	362.2	362.0	348.8
The sum of net earnings per share amounts may not add due to rounding.
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net earnings	$189.9	$152.3	$528.0	$443.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(112.4)	(35.7)	(270.4)	(53.8)
Pension adjustments	0.8	0.9	1.7	2.8
Total other comprehensive income (loss), net of income taxes	(111.6)	(34.8)	(268.7)	(51.0)
Comprehensive income	$78.3	$117.5	$259.3	$392.4
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares Outstanding	Amount
Balance, December 31, 2021	—	$—	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	—	—	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	—	—	165.1	—	—
Dividends to common shareholders	—	—	—	—	—	—	(25.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(38.9)	—
Common stock-based award activity	—	—	0.5	—	23.8	—	—	—	—
Common stock repurchases	—	—	(1.0)	—	—	(63.8)	—	—	—
Shares withheld for taxes	—	—	(0.2)	—	(9.0)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	0.5
Balance, April 1, 2022	—	$—	358.4	$3.6	$3,619.1	$(63.8)	$6,226.4	$(223.9)	$5.3
Net earnings for the period	—	—	—	—	—	—	173.0	$—	$—
Dividends to common shareholders	—	—	—	—	—	—	(24.9)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(118.2)	—
Common stock-based award activity	—	—	0.2	—	32.7	—	—	—	—
Common stock repurchases	—	—	(3.0)	—	—	(179.1)	—	—	—
Shares withheld for taxes	—	—	—	—	(0.6)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)
Balance, July 1, 2022	—	$—	355.6	$3.6	$3,651.2	$(242.9)	$6,374.5	$(342.1)	$5.1
Net earnings for the period	—	—	—	—	—	—	189.9	$—	$—
Dividends to common shareholders	—	—	—	—	—	—	(24.8)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(111.6)	—
Common stock-based award activity	—	—	0.2	—	28.3	—	—	—	—
Common stock repurchases	—	—	(2.0)	—	—	(133.2)	—	—	—
Shares withheld for taxes	—	—	—	—	(2.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)
Balance, September 30, 2022	—	$—	353.8	$3.6	$3,677.4	$(376.1)	$6,539.6	$(453.7)	$4.9

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares Outstanding	Amount
Balance, December 31, 2020	1.4	$—	339.0	$3.4	$3,554.5	$—	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	—	110.2
Dividends to common shareholders	—	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	—	(17.3)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(33.7)	—
Common stock-based award activity	—	—	(0.4)	—	34.1	—	—	—	—
Shares withheld for tax	—	—	(0.1)	—	(13.2)	—	—	—	—
Early extinguishment of 0.875% convertible senior notes due 2022	—	—	—	—	(11.6)	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(0.8)
Balance, April 2, 2021	1.4	$—	338.5	$3.4	$3,563.8	$—	$5,616.6	$(174.8)	$7.7
Net earnings for the period	—	—	—	—	—	—	180.9	—	—
Dividends to common shareholders	—	—	—	—	—	—	(23.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	—	17.5	—
Common stock-based award activity	—	—	0.6	—	35.9	—	—	—	—
Shares withheld for tax	—	—	(0.1)	—	(0.6)	—	—	—	—
Conversion of Mandatory convertible preferred stock to common stock	(1.4)	—	19.4	0.2	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	3.0	—	—	—	(3.0)
Balance, July 2, 2021	—	$—	358.4	$3.6	$3,602.1	$—	$5,756.6	$(157.3)	$4.7
Net earnings for the period	—	—	—	—	—	—	152.3	—	—
Dividends to common shareholders	—	—	—	—	—	—	(25.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(34.8)	—
Common stock-based award activity	—	—	0.2	—	27.6	—	—	—	—
Shares withheld for tax	—	—	—	—	(1.6)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	(3.8)	—	—	—	0.1
Balance, October 1, 2021	—	$—	358.6	$3.6	$3,624.3	$—	$5,883.7	$(192.1)	$4.8

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net earnings from continuing operations	$528.0	$446.3
Noncash items:
Amortization	287.4	235.4
Depreciation	61.6	56.1
Stock-based compensation expense	67.9	55.2
Russia exit and wind down costs	9.2	—
Loss on extinguishment of debt	—	104.2
Gain on investment in Vontier Corporation	—	(57.0)
Gain on litigation resolution	—	(26.0)
Change in trade accounts receivable, net	(21.4)	(20.4)
Change in inventories	(73.2)	(46.1)
Change in trade accounts payable	46.6	14.8
Change in prepaid expenses and other assets	(55.4)	(61.5)
Change in accrued expenses and other liabilities	(11.7)	4.9
Total operating cash provided by continuing operations	839.0	705.9
Total operating cash used in discontinued operations	—	(19.4)
Net cash provided by operating activities	839.0	686.5

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(15.2)	(1,156.7)
Payments for additions to property, plant and equipment	(59.7)	(28.0)
Proceeds from sale of business	6.6	—
All other investing activities	—	1.1
Net cash used in investing activities	(68.3)	(1,183.6)

Cash flows from financing activities:
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	396.9	—
Net proceeds from commercial paper borrowings	381.3	215.0
Payment of 0.875% convertible senior notes due 2022	(1,156.5)	—
Repurchase of common shares	(376.1)	—
Payment of common stock cash dividend to shareholders	(74.8)	(72.6)
Repayment of borrowings (maturities greater than 90 days)	—	(611.1)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(34.5)
All other financing activities	(9.2)	18.1
Net cash used in financing activities	(838.4)	(485.1)

Effect of exchange rate changes on cash and equivalents	(46.3)	(4.2)
Net change in cash and equivalents	(114.0)	(986.4)
Beginning balance of cash and equivalents	819.3	1,824.8
Ending balance of cash and equivalents	$705.3	$838.4
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
In our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present our financial position as of September 30, 2022 and December 31, 2021, our results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended September 30, 2022 and October 1, 2021, and cash flows for the nine month periods ended September 30, 2022 and October 1, 2021. Reclassification of certain prior year amounts have been made to conform to current year presentation.
Additionally, in the fourth quarter of 2021, Fortive adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update required that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, rather than at fair value as previously required under Topic 805. The amendments have been applied to all business combinations that occurred on or after January 1, 2021. The adoption only impacted the ServiceChannel acquisition which occurred in Q3 2021. Amounts previously reported for the three and nine month periods ended October 1, 2021 were retroactively adjusted to reflect a $1.5 million increase in both revenue and earnings as a result of the adoption of this pronouncement.
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
In the three and nine month periods ended September 30, 2022, the Company recorded pre-tax charges of $1.1 million and $17.3 million, respectively, primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Condensed Consolidated Statements of Earnings. The total costs expected to be incurred in connection with the Russia exit are $18.4 million.
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. During the second quarter of 2022, we designated our ¥14.4 billion Yen-denominated variable interest rate term loan and our €275 million Euro-denominated variable interest rate term loan outstanding as net investment hedges of our investment in certain foreign operations.
During the three and nine month periods ended September 30, 2022, we recognized after-tax foreign currency transaction gains of $14.6 million and $18.3 million, respectively, on the debt that were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and nine month periods ended September 30, 2022.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Three Months Ended September 30, 2022:
Balance, July 1, 2022	$(280.7)	$(61.4)		$(342.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(112.4)	—		(112.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.8		0.8
Net current period other comprehensive income (loss), net of income taxes	(112.4)	0.8		(111.6)
Balance, September 30, 2022	$(393.1)	$(60.6)		$(453.7)

For the Three Months Ended October 1, 2021:
Balance, July 2, 2021	$(72.1)	$(85.2)		$(157.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(35.7)	—		(35.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income (loss), net of income taxes	(35.7)	0.9		(34.8)
Balance, October 1, 2021	$(107.8)	$(84.3)		$(192.1)

	Foreign currency translation adjustments	Pension adjustments (a)		Total
For the Nine Months Ended September 30, 2022:
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(273.1)	—		(273.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	2.7	2.3	(b)	5.0
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	2.7	1.7		4.4
Net current period other comprehensive income (loss)	(270.4)	1.7		(268.7)
Balance, September 30, 2022	$(393.1)	$(60.6)		$(453.7)

For the Nine Months Ended October 1, 2021:
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(53.8)	—		(53.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	3.7	(b)	3.7
Income tax impact	—	(0.9)		(0.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	2.8		2.8
Net current period other comprehensive income (loss)	(53.8)	2.8		(51.0)
Balance, October 1, 2021	$(107.8)	$(84.3)		$(192.1)

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

The following is a roll forward of the aggregated allowance for credit losses related to our trade accounts receivables as of September 30, 2022 ($ in millions):

Balance, December 31, 2021	$39.7
Provision	10.9
Write-offs	(7.7)
Foreign currency exchange and other	(1.4)
Balance, September 30, 2022	$41.5
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

On January 1, 2022, we reclassified the unamortized cost basis of our outstanding Convertible Notes wholly as debt, which subsequently matured and was settled on February 15, 2022. We applied the if-converted method to all convertible instruments when calculating EPS for the nine months ended September 30, 2022. As of September 30, 2022, we had no convertible instruments outstanding subject to the guidance in ASU 2020-06.
NOTE 2. ACQUISITIONS AND DIVESTITURES
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
Acquisitions
During the three and nine month periods ended September 30, 2022, insignificant adjustments were made to the purchase price allocation of prior year acquisitions, which are shown in Note 3.
Provation
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We recorded $977 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of Software as a Service (“SaaS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and included approximately $28 million of deferred compensation consideration that was recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We recorded approximately $868 million of goodwill related to the acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
Revenue and operating losses attributable to the Provation and ServiceChannel acquisitions were $198.0 million and $38.0 million for the nine month period ended September 30, 2022. The operating losses include $57.9 million of intangible asset amortization and $18.8 million of transaction and integration costs, which were primarily comprised of employee compensation and retention costs and amounts paid to third party advisors, and are recorded in Selling, general and administration expenses, respectively.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed from ServiceChannel and Provation as of September 30, 2022 ($ in millions):

	Provation	ServiceChannel	Total
Accounts receivable	$41.6	$10.1	$51.7
Goodwill	976.7	867.6	1,844.3
Other intangible assets, primarily customer relationships, technology, database, and trade names	586.5	342.9	929.4
Deferred revenue, current	(50.2)	(1.7)	(51.9)
Deferred tax liabilities	(119.4)	(41.9)	(161.3)
Other assets and liabilities, net	(30.5)	(10.7)	(41.2)
Net cash consideration	$1,404.7	$1,166.3	$2,571.0

Divestitures
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for total consideration of $9.6 million. As a result of the sale, in the three and nine month periods ended September 30, 2022, we recorded a net realized pre-tax gain totaling $2.3 million, net of transaction costs, which is recorded as “Other non-operating expense, net” in the Consolidated Condensed Statements of Earnings. The divested business accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2021. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
NOTE 3. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2021	$4,126.0	$1,840.0	$3,186.0	$9,152.0
Measurement period adjustments for 2021 acquisitions	(5.9)	—	8.4	2.5
Attributable to 2022 acquisitions and divestitures	—	0.7	(2.6)	(1.9)
Foreign currency translation and other	(79.1)	(57.7)	(38.3)	(175.1)
Balance, September 30, 2022	$4,041.0	$1,783.0	$3,153.5	$8,977.5
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Deferred compensation liabilities	$—	$29.7	$—	$29.7
December 31, 2021
Deferred compensation liabilities	—	36.0	—	36.0
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
Non-recurring Fair Value Measurements
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
We evaluated events and circumstances that, as of September 30, 2022, indicated the carrying value of an equity investment in a third-party entity held by our Intelligent Operating Solutions segment was no longer recoverable. As a result, in the three and nine month periods ended September 30, 2022, we recorded a pre-tax impairment loss of $8.1 million to write down the investment to fair value. The loss was recorded in “Other non-operating expense, net” in our Consolidated Condensed Statement of Earnings.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.9	$1,000.0	$2,151.7	$2,158.3
Long-term debt, net of current maturities	2,559.0	2,381.0	1,807.3	1,978.9
As of September 30, 2022 and December 31, 2021, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 5. FINANCING AND CAPITAL
The carrying value of the components of our long-term debt were as follows ($ in millions):

	September 30, 2022	December 31, 2021
U.S. dollar-denominated commercial paper	$747.3	$364.9
Delayed-Draw Term Loan due 2022	999.9	999.7
Yen Term Loan due 2025	99.5	—
Euro Term Loan due 2025	269.0	—
3.15% senior unsecured notes due 2026	895.9	895.1
4.30% senior unsecured notes due 2046	547.3	547.3
0.875% senior convertible notes due 2022	—	1,152.0
Long-term debt	3,558.9	3,959.0
Less: current portion of long-term debt	999.9	2,151.7
Long-term debt, net of current maturities	$2,559.0	$1,807.3
Aggregate unamortized debt discounts, premiums, and issuance costs of $8.1 million and $13.0 million as of September 30, 2022 and December 31, 2021, respectively, are netted against the principal amounts of the components of debt in the table above. Refer to Note 11 of our 2021 Annual Report on Form 10-K for further details of our debt financing.
Yen Term Loan
On June 17, 2022, we entered into a three-year, ¥14.4 billion senior unsecured term facility (“Yen Term Loan”). On the same day, we drew and converted the entire available balance under the facility, which yielded net proceeds of $107 million. The Yen Term Loan is due on June 17, 2025 and is pre-payable at our option. The Yen Term Loan bears interest at a rate of Tokyo Term Risk Free Rate (“TORF”), plus 65 basis points; provided, however, that the TORF may not be less than zero for the Yen Term Loan.
Euro Term Loan
On June 21, 2022, we entered into a three-year €275 million senior unsecured term facility (“Euro Term Loan”). On June 28, 2022, we drew and converted the entire available balance under the facility, which yielded net proceeds of $290 million. The Euro Term Loan is due on June 23, 2025 and is pre-payable at our option. The Euro Term Loan bears interest at a rate of Euro Interbank Offered Rate (“Euribor”), plus 55 basis points; provided, however that the Euribor may not be less than zero for the Euro Term Loan.
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

We recognized $2.1 million in interest expense during the nine month period ended September 30, 2022, of which $1.3 million was related to the contractual coupon rate of 0.875% and $0.8 million was attributable to the amortization of debt issuance costs for each respective period. We recognized $11.1 million and $34.5 million in interest expense during the three and nine month period ended October 1, 2021, of which $2.5 million and $7.9 million was related to the contractual coupon rate of 0.875%, $1.5 million and $4.7 million was attributable to the amortization of debt issuance costs, and $7.1 million and $21.9 million was attributable to the amortization of the discount for each respective period.
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

The details of our outstanding Commercial Paper Programs as of September 30, 2022 were as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average remaining maturity (in days)
U.S. dollar-denominated commercial paper	$747.3	3.19%	29
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 30, 2022, no borrowings were outstanding under the Revolving Credit Facility.
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
Subsequent Events
On October 18, 2022, we entered into a second amended and restated credit agreement (the “Amended and Restated Credit Agreement”) extending the availability period of the Revolving Credit Facility to October 18, 2027 with an additional two one year extension options at our request and with the consent of the lenders. The Amended and Restated Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Revolving Credit Facility of up to an aggregate additional $1.0 billion.
We are obligated to pay an annual facility fee for the Revolving Credit Facility of between 6.5 and 15 basis points varying according to our long-term debt credit rating. Borrowings under the new Revolving Credit Facility in U.S Dollars bear interest at a rate equal, at our option, to either (1) Term Secured Overnight Financing Rate (“Term SOFR”), plus a 10 basis points Credit Spread Adjustment (“CSA”) plus a margin of between 68.5 and 110.0 basis points, depending on our long-term debt credit rating or (2) the highest of (a) the Federal funds rate plus 50 basis points, (b) the prime rate, (c) Term SOFR plus 100 basis points and (d) 1.0%, plus in each case a margin between zero and 10 basis points depending on our long-term debt credit rating.
In addition, beginning with our 2023 performance relative to our annual greenhouse gas reduction targets, the interest rate on any borrowings can increase or decrease by 4.0 basis points and the facility fee can increase or decrease by 1.0 basis points, for a maximum impact of an increase or decrease of 5.0 basis points.

The Amended and Restated Credit Agreement requires us to maintain a consolidated net leverage ratio of debt to consolidated EBITDA (as defined in the Credit Agreement) of less than 3.5 to 1.0. The maximum consolidated net leverage ratio will be increased to 4.0 to 1.0 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us in which the purchase price exceeds $250 million. The Amended and Restated Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities, and affirmative and negative covenants.
On October 18, 2022, we entered into a $1.0 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2023”). We intend to use proceeds of the Delayed-Draw Term Loan Due 2023 to repay the outstanding principal balance of the Delayed-Draw Term Loan Due 2022, which matures in December 2022. The Delayed-Draw Term Loan Due 2023 bears interest at a variable rate equal to Term SOFR plus a CSA of 10 basis points plus a spread of 82.5 basis points at our current credit rating. Borrowing under the Term Loan Due 2023 are prepayable at our option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
Credit support for the Commercial Paper Program will continue to be provided by the Amended and Restated Credit Agreement.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $84 million as of September 30, 2022 and $71 million as of December 31, 2021.
Contract Costs — We incur and capitalize direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain software arrangements. Deferred sales-related commissions are not capitalized when the amortization period is one year or less, as we elected to use the practical expedient to expense these sales commissions as incurred. As of September 30, 2022 and December 31, 2021, we had $37 million and $27 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded in the Prepaid expenses and other current assets and Other assets line items in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and eight years.
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
Our contract liabilities consisted of the following ($ in millions):

	September 30, 2022	December 31, 2021
Deferred revenue - current	$472.2	$457.6
Deferred revenue - noncurrent	35.2	33.8
Total contract liabilities	$507.4	$491.4
During the three and nine month period ended September 30, 2022, we recognized revenue related to our contract liabilities at December 31, 2021 of $63 million and $319 million, respectively. The change in our contract liabilities from December 31, 2021 to September 30, 2022 was primarily due to the timing of billings and recognition as revenue of subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.

The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

September 30, 2022
Intelligent Operating Solutions	$584.2
Precision Technologies	50.4
Advanced Healthcare Solutions	68.5
Total remaining performance obligations	$703.1
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
Disaggregation of revenue for the three month period ended September 30, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,227.7	$519.2	$467.3	$241.2
Sales of services	228.3	94.5	56.4	77.4
Total	$1,456.0	$613.7	$523.7	$318.6

Geographic:
United States	$799.0	$342.0	$267.8	$189.2
China	186.0	56.6	102.6	26.8
All other (each country individually less than 5% of total sales)	471.0	215.1	153.3	102.6
Total	$1,456.0	$613.7	$523.7	$318.6

End markets:(a)
Direct sales:
Healthcare	$354.1	$11.1	$42.1	$300.9
Industrial & Manufacturing	334.5	217.6	111.3	5.6
Utilities & Power	93.1	45.5	47.6	—
Government	122.7	65.5	48.7	8.5
Communications, Electronics & Semiconductor	111.3	24.5	86.4	0.4
Aerospace & Defense	66.9	0.1	66.8	—
Oil & Gas	66.4	65.3	1.1	—
Retail & Consumer	83.9	61.7	22.2	—
Other	166.3	91.2	75.1	—
Total direct sales	1,399.2	582.5	501.3	315.4
Distributors	56.8	31.2	22.4	3.2
Total	$1,456.0	$613.7	$523.7	$318.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month period ended October 1, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,107.1	$464.2	$401.0	$241.9
Sales of services	193.9	72.7	54.7	66.5
Total	$1,301.0	$536.9	$455.7	$308.4

Geographic:
United States	$685.2	$285.3	$234.6	$165.3
China	154.8	48.8	75.8	30.2
All other (each country individually less than 5% of total sales)	461.0	202.8	145.3	112.9
Total	$1,301.0	$536.9	$455.7	$308.4

End markets:(a)
Direct sales:
Healthcare	$327.6	$10.5	$30.7	$286.4
Industrial & Manufacturing	313.5	204.4	103.2	5.9
Utilities & Power	97.3	55.3	42.0	—
Government	100.1	54.6	33.4	12.1
Communications, Electronics & Semiconductor	103.4	30.6	72.3	0.5
Aerospace & Defense	60.6	—	60.6	—
Oil & Gas	64.6	62.4	2.2	—
Retail & Consumer	53.6	33.0	20.6	—
Other	117.7	56.5	61.1	0.1
Total direct sales	1,238.4	507.3	426.1	305.0
Distributors	62.6	29.6	29.6	3.4
Total	$1,301.0	$536.9	$455.7	$308.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the nine month period ended September 30, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,609.8	$1,553.9	$1,322.6	$733.3
Sales of services	686.0	277.5	162.6	245.9
Total	$4,295.8	$1,831.4	$1,485.2	$979.2

Geographic:
United States	$2,317.9	$1,005.0	$751.4	$561.5
China	514.1	160.6	273.5	80.0
All other (each country individually less than 5% of total sales)	1,463.8	665.8	460.3	337.7
Total	$4,295.8	$1,831.4	$1,485.2	$979.2

End markets:(a)
Direct sales:
Healthcare	$1,077.2	$34.6	$120.5	$922.1
Industrial & Manufacturing	998.3	656.1	322.7	19.5
Utilities & Power	273.4	136.4	137.0	—
Government	338.5	177.6	134.8	26.1
Communications, Electronics & Semiconductor	301.2	74.6	225.2	1.4
Aerospace & Defense	187.0	0.4	186.6	—
Oil & Gas	199.8	193.4	6.4	—
Retail & Consumer	249.5	186.0	63.5	—
Other	478.7	268.8	209.8	0.1
Total direct sales	4,103.6	1,727.9	1,406.5	969.2
Distributors	192.2	103.5	78.7	10.0
Total	$4,295.8	$1,831.4	$1,485.2	$979.2

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the nine month period ended October 1, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,320.3	$1,395.6	$1,211.6	$713.1
Sales of services	559.6	194.0	163.4	202.2
Total	$3,879.9	$1,589.6	$1,375	$915.3

Geographic:
United States	$1,977.6	$810.2	$690.0	$477.4
China	482.6	162.0	234.3	86.3
All other (each country individually less than 5% of total sales)	1,419.7	617.4	450.7	351.6
Total	$3,879.9	$1,589.6	$1,375.0	$915.3

End markets:(a)
Direct sales:
Healthcare	$983.0	$28.3	$99.6	$855.1
Industrial & Manufacturing	927.9	601.6	308.6	17.7
Utilities & Power	290.0	166.8	123.2	—
Government	287.0	150.7	105.7	30.6
Communications, Electronics & Semiconductor	288.8	90.9	196.2	1.7
Aerospace & Defense	181.7	—	181.7	—
Oil & Gas	194.6	186.9	7.7	—
Retail & Consumer	143.7	75.2	68.5	—
Other	379.9	184.3	195.5	0.1
Total direct sales	3,676.6	1,484.7	1,286.7	905.2
Distributors	203.3	104.9	88.3	10.1
Total	$3,879.9	$1,589.6	$1,375.0	$915.3

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.
NOTE 7. INCOME TAXES
Our effective tax rates for the three and nine month periods ended September 30, 2022 were 12.7% and 14.4%, respectively, as compared to 13.1% and 11.1%, respectively, for the three and nine month periods ended October 1, 2021. The year-over-year decrease in the effective tax rate for the three month period ended September 30, 2022 was relatively consistent as compared to the three month period ended October 1, 2021. The year-over-year increase in the effective tax rate for the nine month period ended September 30, 2022 as compared to the nine month period ended October 1, 2021 was primarily due to a non-recurring permanent difference on the Q1 2021 gain on our Retained Vontier Shares as a result of the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and the effect of Russia exit including wind down costs for which no tax benefit was recognized.
Our effective tax rate for the three and nine month periods ended September 30, 2022 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act, U.S. federal permanent differences, the impacts of credits and deductions provided by law, an increase to in our uncertain tax positions relating to higher interest rates, and the effect of Russia exit and wind down costs for which no tax benefit was recognized.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. This provision is effective for tax years beginning after December 31, 2022. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
NOTE 8. STOCK-BASED COMPENSATION
Our stock-based compensation program (the “Stock Plan”) provides for the grant of stock appreciation rights, performance stock units, restricted stock units, restricted stock awards, and performance stock awards (collectively, “Stock Awards”), stock options, or any other stock-based award. As of September 30, 2022, approximately 16 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our stock-based compensation program refer to Note 17 of our 2021 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Stock Awards:
Pretax compensation expense	$14.3	$11.3	$43.0	$34.0
Income tax benefit	(2.6)	(2.1)	(7.3)	(5.9)
Stock Award expense, net of income taxes	11.7	9.2	35.7	28.1
Stock options:
Pretax compensation expense	8.6	7.1	24.9	21.2
Income tax benefit	(1.4)	(1.3)	(3.8)	(3.8)
Stock option expense, net of income taxes	7.2	5.8	21.1	17.4
Total stock-based compensation:
Pretax compensation expense	22.9	18.4	67.9	55.2
Income tax benefit	(4.0)	(3.4)	(11.1)	(9.7)
Total stock-based compensation expense, net of income taxes	$18.9	$15.0	$56.8	$45.5
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 30, 2022. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$106.6
Stock options	52.7
Total unrecognized compensation cost	$159.3

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
The following is a roll forward of our accrued warranty liability ($ in millions):

Balance, December 31, 2021	$25.2
Accruals for warranties issued during the period	12.3
Settlements made	(14.1)
Effect of foreign currency translation and other	(0.4)
Balance, September 30, 2022	$23.0
Leases
Operating lease cost for the three month periods ended September 30, 2022 and October 1, 2021 was $13 million and $15 million, respectively. Operating lease cost for the nine month periods ended September 30, 2022 and October 1, 2021 was $42 million and $45 million, respectively. During the nine month periods ended September 30, 2022 and October 1, 2021, cash paid for operating leases included in operating cash flows was $38 million and $40 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $18 million and $24 million during the nine month periods ended September 30, 2022 and October 1, 2021, respectively. Operating lease right-of-use assets and operating lease liabilities are reported on the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and Other current liabilities and Other long-term liabilities, respectively.
NOTE 10. NET EARNINGS PER SHARE
Basic net EPS is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed conversion of Convertible Notes and associated issuance of shares under the if-converted method and the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and nine month periods ended September 30, 2022 were both 7.3 million, and were 0.2 million and 0.3 million for the three and nine month periods ended October 1, 2021, respectively.
As described in Note 5, upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. As described in Note 1, prior to our adoption of ASU 2020-06 on January 1, 2022, we accounted for the conversion feature under the treasury stock method in our calculation of EPS since we intended and had the ability to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. Because the fair value of our common stock was below the conversion price, the Convertible Notes had no impact on our earnings per share for the nine month period ended October 1, 2021. Upon adopting ASU 2020-06 on January 1, 2022, we accounted for the Convertible Notes under the if-converted method in our calculation of diluted EPS, as required under the new guidance.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator
Net earnings from continuing operations	$189.9	$152.6	$528.0	$446.3
Mandatory convertible preferred stock cumulative dividends	—	—	—	(34.5)
Convertible note interest add-back (if converted method)	—	—	1.8	—
Diluted Net Earnings from Continuing Operations	$189.9	$152.6	$529.8	$411.8

Denominator
Weighted average common shares outstanding used in basic earnings per share	355.2	358.9	357.3	345.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.7	3.3	2.6	3.2
Conversion of convertible notes (if converted method)	—	—	2.1	—
Weighted average common shares outstanding used in diluted earnings per share	357.9	362.2	362.0	348.8

Net earnings from continuing operations per common share - Basic	$0.53	$0.42	$1.48	$1.19
Net earnings from continuing operations per common share - Diluted	$0.53	$0.42	$1.46	$1.18

We declared and paid cash dividends per common share for the periods as presented below. We declared and paid the MCPS dividend in the first quarter of 2021, and declared and paid the final dividend in the second quarter of 2021.

	Dividend Per Common Share	Amount ($ in millions)	Dividend per MCPS	Amount ($ in millions)
2022:
First quarter	$0.07	$25.1	$—	$—
Second quarter	0.07	24.9	—	—
Third quarter	0.07	24.8	—	—
Total	$0.21	$74.8	$—	$—

2021:
First quarter	$0.07	$23.7	$12.5	$17.3
Second quarter	0.07	23.7	12.5	17.2
Third quarter	0.07	25.2	—	—
Total	$0.21	$72.6	$25.0	$34.5

* The sum of the components of total dividends paid may not equal the total amount due to rounding.

Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. As of September 30, 2022, there were 14.0 million shares remaining for repurchase under the program.
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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales:
Intelligent Operating Solutions	$613.7	$536.9	$1,831.4	$1,589.6
Precision Technologies	523.7	455.7	1,485.2	1,375.0
Advanced Healthcare Solutions	318.6	308.4	979.2	915.3
Total	$1,456.0	$1,301.0	$4,295.8	$3,879.9
Operating Profit:
Intelligent Operating Solutions	$132.1	$91.5	$369.0	$314.9
Precision Technologies	131.8	101.1	348.5	301.1
Advanced Healthcare Solutions	17.3	34.4	73.4	75.8
Other	(28.2)	(24.7)	(77.1)	(80.6)
Russia exit and wind down costs	(1.1)	—	(17.3)	—
Total Operating Profit	251.9	202.3	696.5	611.2
Interest expense, net	(26.4)	(25.1)	(66.2)	(78.0)
Loss on extinguishment of debt	—	—	—	(104.9)
Gain on investment in Vontier Corporation	—	—	—	57.0
Gain on litigation resolution	—	—	—	26.0
Other non-operating expense, net	(8.0)	(1.6)	(13.8)	(9.5)
Earnings from continuing operations before income taxes	$217.5	$175.6	$616.5	$501.8

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
•Conditions in the global economy, the markets we serve, and the financial markets may adversely affect our business and financial statements.
•The effect of the COVID-19 pandemic, including the corresponding government-mandated mitigation efforts, on our global operations and the operations of our customers, suppliers, and vendors has had and may continue to have a material, adverse impact on our business and results of operations.
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
•Foreign currency exchange rates, including the volatility thereof, may adversely affect our financial statements.
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
Risk Related to Our Financing Activities
•We have incurred a significant amount of debt, and our debt obligations, including the cost of such debt, will increase further if we incur additional debt and do not retire existing debt, or if the applicable interest rates continue to rise.
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
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, and consolidation of our competitors. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend, in particular, on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, attract relevant talent and retain, grow, and empower our talented workforce, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve, and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.
Provation Acquisition
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a privately held, leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We preliminarily recorded $977 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel Acquisition
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of Software as a Service (“SaaS”) based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and included approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We preliminarily recorded approximately $868 million of goodwill related to the acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
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
Divestiture
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for total consideration of $9.6 million. As a result of the sale, in the three and nine month periods ended September 30, 2022, we recorded a net realized pre-tax gain totaling $2.3 million, net of transaction costs, which is recorded as “Other non-operating expense, net” in the Consolidated Condensed Statements of Earnings. The divested business accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2021. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products. Our business in Russia and Ukraine accounted for less than 1% of total revenue and less than 0.2% of total assets for the fiscal year ended December 31, 2021. In the three and nine month periods ended September 30, 2022, the Company recorded pre-tax charges of $1.1 million and $17.3 million, respectively, primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Condensed Consolidated Statements of Earnings.
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
Business Performance and Outlook
Business Performance For the Period Ended September 30, 2022
We experienced robust demand for our products and services during the three and nine month periods ended September 30, 2022 (“the quarter” or the “third quarter” and “year-to-date period”, respectively). During the third quarter and year-to-date period, and despite challenging macroeconomic and supply chain conditions, year-over-year sales increased 11.9% and 10.7%, respectively, with contributions from both existing and newly acquired businesses, all partially offset by unfavorable changes in foreign exchange rates. Sales from existing businesses increased 12.1% and 8.8% during the third quarter and year-to-date periods, respectively, as compared to the comparable periods in 2021, reflecting strong end-market demand for our offerings as well as focused execution on product and service delivery.
Geographically, in the third quarter, year-over-year sales from existing businesses increased low double-digits, with growth driven by low double-digit growth in North America, mid-teens growth in Western Europe and mid-twenties growth in China. In the year-to-date period, year-over-year sales from existing businesses increased high single digits with high single digit growth in both North America and China, as well as low double-digit growth in Western Europe.
Year-over-year price increases contributed 6.1% and 4.8% to sales growth during the third quarter and year-to-date period, as compared to the comparable periods in 2021 and is reflected as a component of the change in sales from existing businesses. In both the third quarter and year-to-date period, price increases exceeded inflationary increases that we experienced on purchased materials.
The strengthening of the U.S. dollar relative to other currencies reduced our sales by 4.0% and 2.9% in the third quarter and year-to-date periods, respectively, when compared to the comparable periods of 2021 and may continue to impact our results in future periods.
Widespread supply chain challenges persisted in the third quarter, impacting the availability of key materials, resulting in higher costs in each of our three segments. We continue to apply the Fortive Business System (“FBS”) to help mitigate the impact of these challenges and serve our customers. The COVID-19 pandemic, including mitigation efforts in China, continues to impact our results and creates operating challenges with logistics, material availability and absenteeism. We anticipate that the disruption caused by the pandemic will continue to impact future periods.
Outlook
Despite uncertainty in the macro environment, we anticipate increasing demand for our offerings will continue and are projecting sales to grow on a year-over-year basis of approximately 8.5% in the fourth quarter and approximately 10.0% for the full year. We anticipate sales growth on a year-over-year basis from existing businesses will be approximately 11.0% for the fourth quarter and approximately 9.5% for the full year. We expect that foreign exchanges rates will remain unfavorable to us when compared with the rates in effect in the comparable periods of 2021 and relative to assumptions at the start of 2022. Additionally, this outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of the COVID-19 pandemic, the impact of the Russia Ukraine Conflict, market conditions in key end product segments, elective surgery rates, and the impact of energy disruption in Europe.
We anticipate that supply chain and inflationary pressures will persist throughout 2022 and that our backlog may remain elevated compared to historical levels. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including the COVID-19 pandemic, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”).
RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the retroactive adjustment more fully described in Note 1 to the Consolidated Condensed Financial Statements.
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components of aggregate year-over-year sales growth during the third quarter and year-to-date periods ended September 30, 2022 as compared to the comparable periods of 2021:
Components of Sales Growth

	% Change Three Months Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Months Ended September 30, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	11.9%	10.7%
Existing businesses (Non-GAAP)	12.1%	8.8%
Acquisitions (Non-GAAP)	3.8%	4.8%
Currency exchange rates (Non-GAAP)	(4.0)%	(2.9)%
Operating Profit Margins
Operating profit margin was 17.3% for the third quarter ended September 30, 2022, an increase of 180 basis points as compared to 15.5% in the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses, which were partially offset by higher year-over-year employee compensation, freight, logistics and material costs and unfavorable foreign exchange rates — favorable 160 basis points
•The year-over-year effect of amortization from existing businesses — favorable 75 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower in the third quarter than those recognized during the comparable period in 2021 — favorable 65 basis points
•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 110 basis points
•Russia exit and wind down costs that were incurred during the third quarter — unfavorable 10 basis points
Operating profit margin was 16.2% for the year-to-date period ended September 30, 2022, an increase of 40 basis points as compared to 15.8% in the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses and gains from productivity measures, which were partially offset by higher year-over-year employee compensation, freight, logistics and material costs, unfavorable foreign exchange rates and growth investments in R&D, sales and marketing — favorable 135 basis points
•The year-over-year effect of amortization from existing businesses — favorable 65 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower during the year-to-date period than those recognized during the comparable period in 2021 — favorable 5 basis points

•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 125 basis points
•Russia exit and wind down costs that were incurred during the year-to-date period — unfavorable 40 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Intelligent Operating Solutions	$613.7	$536.9	$1,831.4	$1,589.6
Precision Technologies	523.7	455.7	1,485.2	1,375.0
Advanced Healthcare Solutions	318.6	308.4	979.2	915.3
Total	$1,456.0	$1,301.0	$4,295.8	$3,879.9
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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$613.7	$536.9	$1,831.4	$1,589.6
Operating profit	132.1	91.5	369.0	314.9
Depreciation	7.8	6.1	26.4	18.3
Amortization	45.6	40.9	137.9	116.8
Operating profit as a % of sales	21.5%	17.0%	20.1%	19.8%
Depreciation as a % of sales	1.3%	1.1%	1.4%	1.2%
Amortization as a % of sales	7.4%	7.6%	7.5%	7.3%
Components of Sales Growth

	% Change Three Months Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Months Ended September 30, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	14.3%	15.2%
Existing businesses (Non-GAAP)	13.8%	11.7%
Acquisitions (Non-GAAP)	4.2%	6.3%
Currency exchange rates (Non-GAAP)	(3.7)%	(2.7)%
Year-over-year sales from existing businesses increased 13.8% and 11.7% during the third quarter and year-to-date period, respectively, as compared to the comparable periods of 2021. The year-over-year results for both respective periods were driven by price increases and continued strong demand for test and measurement instrumentation, gas detection offerings and software and related services.
Geographically, sales from existing businesses in developed markets increased in the third quarter by mid-teens, driven by low double digit growth in North America and mid-teens growth in Western Europe. Sales in high growth markets increased by mid-teens, driven by low-twenties growth in China, as well as low double-digits growth in Latin America, and low twenties growth in Other Asia. On a year-to-date basis, sales from existing businesses in developed markets increased by low double-digits and high growth markets increased by high-single digits.

Year-over-year price increases in our Intelligent Operating Solutions segment contributed 6.8% and 5.3% to sales growth during the third quarter and year-to-date period, as compared to the comparable periods of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 450 basis points during the third quarter as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volume from existing businesses and gains from productivity measures were partially offset by higher year-over-year employee compensation costs, freight, logistics and material costs, unfavorable foreign exchange rates and growth investments in R&D, sales and marketing— favorable 345 basis points
•The year-over-year effect of amortization from existing businesses — favorable 100 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were lower than those recognized during the comparable period in 2021 — favorable 165 basis points
•The year-over-year effect of acquisitions, including amortization — unfavorable 160 basis points
Operating profit margin increased 30 basis points during the year-to-date period, as compared to the comparable period of 2021. Year-over-year operating profit margin comparisons were impacted by:
•Year-over-year increase in price and sales volume from existing businesses and gains from productivity measures, partially offset by higher year- over-year freight, logistics and material costs and employee compensation costs, and growth investments in R&D, sales and marketing — favorable 185 basis points
•The year-over-year effect of amortization from existing businesses — favorable 100 basis points
•The year-over-year effect of acquired businesses, including amortization — unfavorable 255 basis points
PRECISION TECHNOLOGIES
Our Precision Technologies segment supplies technologies to a broad set of vertical end markets, enabling our customers to accelerate the development of innovative products and solutions. We provide our customers with electrical test and measurement instruments and services, energetic material devices, and a broad portfolio of sensor and control system solutions.
Precision Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$523.7	$455.7	$1,485.2	$1,375.0
Operating profit	131.8	101.1	348.5	301.1
Depreciation	5.9	6.3	18.1	18.9
Amortization	3.6	4.2	10.8	12.7
Operating profit as a % of sales	25.2%	22.2%	23.5%	21.9%
Depreciation as a % of sales	1.1%	1.4%	1.2%	1.4%
Amortization as a % of sales	0.7%	0.9%	0.7%	0.9%
Components of Sales Growth

	% Change Three Months Ended September, 2022 vs. Comparable 2021 Period	% Change Nine Months Ended September 30, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	14.9%	8.0%
Existing businesses (Non-GAAP)	19.0%	10.7%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(4.0)%	(2.7)%
Year-over-year sales from existing businesses increased 19.0% and 10.7% during the third quarter and the year-to-date period compared to the comparable periods of 2021. The year-over-year results for both respective periods were driven by price increases, market growth and share gains in key verticals and improved production execution with our energetic materials products.
Geographically, sales from existing businesses in developed markets increased by mid-teens in the third quarter driven by mid-teens growth in North America and high teens growth in Western Europe. Sales in high growth markets increased by low-thirties in the third quarter driven by China. On a year-to-date basis, sales from existing businesses in developed markets increased by high-single digits and high growth markets increased by mid-teens, respectively.
Year-over-year price increases in our Precision Technologies segment contributed 8.1% and 6.3% to sales growth for the third quarter and year-to-date period, respectively, as compared to the comparable periods of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 300 basis points for the third quarter as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Higher year-over-year increases in price and volume, partially offset by higher material, freight and employee compensation costs and unfavorable exchange rates — favorable 280 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
Operating profit margin increased 160 basis points during the year-to-date period as compared to the comparable period of 2021. Year over year operating profit margins were comprised of the following
•Higher year-over-year increases in price and volume, partially offset by higher material, freight and employee compensation costs and unfavorable exchange rates — favorable 140 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$318.6	$308.4	$979.2	$915.3
Operating profit	17.3	34.4	73.4	75.8
Depreciation	4.9	4.9	14.3	15.6
Amortization	46.1	35.3	138.7	105.9
Operating profit as a % of sales	5.4%	11.2%	7.5%	8.3%
Depreciation as a % of sales	1.5%	1.6%	1.5%	1.7%
Amortization as a % of sales	14.5%	11.4%	14.2%	11.6%
Components of Sales Growth

	% Change Three Months Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Months Ended September 30, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	3.3%	7.0%
Existing businesses (Non-GAAP)	(0.8)%	1.0%
Acquisitions (Non-GAAP)	8.6%	9.3%
Currency exchange rates (Non-GAAP)	(4.4)%	(3.3)%
Year-over-year sales from existing businesses decreased 0.8% in the third quarter and grew 1.0% in the year-to-date period, as compared to the comparable periods of 2021. The year-over-year results in the third quarter were driven by price increases, partially offset by volume declines. The overall decline in volume included increased demand for sterilization products, software offerings and radiation monitoring with declines in design services and hardware offerings, which were impacted by supply chain challenges. The year-over-year results for the year-to-date period were driven by price increases partially offset by volume changes consistent with those in the third quarter.
Geographically in the third quarter, sales from existing businesses were up slightly in developed markets driven mid-single digit growth in Western Europe, which was partially offset by a low-single digit decline in North America. In high growth markets, sales from existing businesses declined by mid-single digits mainly in China and other Asia. On a year-to-date basis, sales from existing businesses in developed markets increased by low-single digits and high growth markets declined by low-single digits.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 2.1% and 1.6% to sales growth during the third quarter and year-to-date periods, as compared to the comparable periods of 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 580 basis points during the third quarter as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year sales increase in price from existing businesses were more than offset by a decline in volume from existing businesses, increased freight, logistics and employee compensation costs, reserves for uncollectible receivables and unfavorable foreign exchange rates — unfavorable 395 basis points
•The year-over-year effect of amortization from existing businesses — favorable 35 basis points
•The year-over-year net effect of acquisition-related transaction costs which were higher in the third quarter than those recognized in the comparable period in 2021 — unfavorable 30 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to inventory — unfavorable 190 basis points
Operating profit margin decreased 80 basis points during the year-to-date period as compared to the comparable period of 2021. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year sales increases in price from existing businesses were more than offset by increasing freight, logistics and employee compensation costs, reserves for uncollectible receivables and unfavorable foreign exchange rates, as well as a slight decrease in volume — unfavorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 75 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less than those recognized in the comparable period in 2021 — favorable 40 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to inventory — unfavorable 105 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$1,456.0	$1,301.0	$4,295.8	$3,879.9
Cost of sales	(610.6)	(555.3)	(1,824.9)	(1,666.8)
Gross profit	$845.4	$745.7	$2,470.9	$2,213.1
Gross profit margin	58.1%	57.3%	57.5%	57.0%
The year-over-year increase in gross profit during the third quarter and the year-to-date period as compared to the comparable periods of 2021, is due primarily to year-over-year increases in sales volumes and price increases from existing and newly acquired businesses, which were partially offset by higher material, freight and employee compensation costs and the unfavorable impact of foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$1,456.0	$1,301.0	$4,295.8	$3,879.9
Selling, general and administrative (“SG&A”)	491.3	455.6	1,456.8	1,340.1
Research and development (“R&D”)	101.1	87.8	300.3	261.8
Russia exit and wind down costs	1.1	—	17.3	—
SG&A as a % of sales	33.7%	35.0%	33.9%	34.5%
R&D as a % of sales	6.9%	6.7%	7.0%	6.7%
SG&A increased during the third quarter and year-to-date period, respectively as compared to the comparable periods of 2021 due to higher intangible amortization and incremental expenses from our recent acquisitions and increased employee compensation expenses, customer acquisition and marketing costs.
On a year-over-year basis, SG&A represented as a percentage of sales, decreased 130 basis points and 60 basis points during the third quarter and year-to-date period, respectively, with higher amortization expenses from our recent acquisitions more than offset by leverage on SG&A costs, which grew at a slower rate than did our sales.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the third quarter and year-to-date period compared to the comparable periods of 2021 due to incremental costs from our recent acquisitions, investments in innovation and key initiatives and higher employee compensation costs. On a year-over-year basis, R&D expenses represented as a percentage of sales increased by 20 basis points in the third quarter and 30 basis points in the year-to-date period mainly on our recent acquisitions, where R&D spending is higher as a percentage of sales than in existing businesses.
RUSSIA EXIT AND WIND DOWN COSTS
We incurred pre-tax costs totaling $17.3 million in the year-to-date period, primarily in the second quarter, for the write-off of net assets, the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. Of the $17.3 million incurred, approximately $9.2 million represents non-cash charges and is reflected as such in the Consolidated Condensed Statement of Cash Flows. The costs were primarily related to our segments, as follows: Intelligent Operating Solutions $13.8 million, Precision Technologies $2.2 million and Advanced Healthcare Solutions $1.3 million.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Net interest expense for the third quarter and year-to-date period was $26 million and $66 million as compared to $25 million and $78 million in the comparable periods in 2021. The increase in interest expense in the third quarter as compared to the comparable period of 2021 was due to higher outstanding debt balances. The decrease in interest expense in the year-to-date period as compared to the comparable period was due to lower year-over-year effective interest rates on debt instruments, despite overall higher debt balances. This decrease was partially driven by lower non-cash interest expense on the Convertible Senior Notes in the year-to-date period as compared to the comparable period in 2021 as the notes were settled in the first quarter of 2022.

INCOME TAXES
Our effective tax rates for the three and nine month periods ended September 30, 2022 were 12.7% and 14.4%, respectively, as compared to 13.1% and 11.1%, respectively, for the three and nine month periods ended October 1, 2021. The year-over-year decrease in the effective tax rate for the three month period ended September 30, 2022 was relatively consistent as compared to the three month period ended October 1, 2021. The year-over-year increase in the effective tax rate for the nine month period ended September 30, 2022 as compared to the nine month period ended October 1, 2021 was primarily due to a non-recurring permanent difference on the Q1 2021 gain on our Retained Vontier Shares as a result of the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange and the effect of Russia exit including wind down costs for which no tax benefit was recognized.
Our effective tax rate for the three and nine month periods ended September 30, 2022 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act, U.S. federal permanent differences, the impacts of credits and deductions provided by law, an increase to in our uncertain tax positions relating to higher interest rates, and the effect of Russia exit and wind down costs for which no tax benefit was recognized.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. This provision is effective for tax years beginning after December 31, 2022. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
COMPREHENSIVE INCOME
Comprehensive income decreased by $39 million during the third quarter as compared to the comparable period in 2021 due primarily to unfavorable changes in foreign currency translation adjustments of $77 million, partially offset by an increase in net income.
Comprehensive income decreased by $133 million during the year-to-date period as compared to the comparable period in 2021 due primarily to unfavorable changes in foreign currency translation adjustments of $217 million, partially offset by an increase in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on November 30, 2023 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 30, 2022, no borrowings were outstanding under the Revolving Credit Facility.
Subsequent Events
On October 18, 2022, we entered into a second amended and restated credit agreement (the “Amended and Restated Credit Agreement”) extending the availability period of the Revolving Credit Facility to October 18, 2027 with an additional two one year extension options at our request and with the consent of the lenders. The Amended and Restated Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Revolving Credit Facility of up to an aggregate additional $1.0 billion.

We are obligated to pay an annual facility fee for the Revolving Credit Facility of between 6.5 and 15 basis points varying according to our long-term debt credit rating. Borrowings under the new Revolving Credit Facility in U.S Dollars bear interest at a rate equal, at our option, to either (1) Term Secured Overnight Financing Rate (“Term SOFR”), plus a 10 basis points Credit Spread Adjustment (“CSA”) plus a margin of between 68.5 and 110.0 basis points, depending on our long-term debt credit rating or (2) the highest of (a) the Federal funds rate plus 50 basis points, (b) the prime rate, (c) Term SOFR plus 100 basis points and (d) 1.0%, plus in each case a margin between zero and 10 basis points depending on our long-term debt credit rating.
In addition, beginning with our 2023 performance relative to our annual greenhouse gas reduction targets, the interest rate on any borrowings can increase or decrease by 4.0 basis points and the facility fee can increase or decrease by 1.0 basis points, for a maximum impact of an increase or decrease of 5.0 basis points.
The Amended and Restated Credit Agreement requires us to maintain a consolidated net leverage ratio of debt to consolidated EBITDA (as defined in the Credit Agreement) of less than 3.5 to 1.0. The maximum consolidated net leverage ratio will be increased to 4.0 to 1.0 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us in which the purchase price exceeds $250 million. The Amended and Restated Credit Agreement also contains customary representations, warranties, conditions precedent, events of default, indemnities, and affirmative and negative covenants.
On October 18, 2022, we entered into a $1.0 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2023”). We intend to use proceeds of the Delayed-Draw Term Loan Due 2023 to repay the outstanding principal balance of the Delayed-Draw Term Loan Due 2022, which matures in December 2022. The Delayed-Draw Term Loan Due 2023 bears interest at a variable rate equal to Term SOFR plus a CSA of 10 basis points plus a spread of 82.5 basis points at our current credit rating. Borrowing under the Term Loan Due 2023 are prepayable at our option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021
Total operating cash provided by continuing operations	$839.0	$705.9

Cash paid for acquisitions, net of cash received	$(15.2)	$(1,156.7)
Payments for additions to property, plant and equipment	(59.7)	(28.0)
Proceeds from sale of business	6.6	—
All other investing activities	—	1.1
Total investing cash used in continuing operations	$(68.3)	$(1,183.6)

Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	$396.9	$—
Net proceeds from commercial paper borrowings	381.3	215.0
Payment of 0.875% convertible senior notes due 2022	(1,156.5)	—
Repurchase of common shares	(376.1)	—
Payment of common stock cash dividend to shareholders	(74.8)	(72.6)
Repayment of borrowings (maturities greater than 90 days)	—	(611.1)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(34.5)
All other financing activities	(9.2)	18.1
Total financing cash used in continuing operations	$(838.4)	$(485.1)

Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $839 million during the year-to-date period yielding an increase of $133 million, or 19%, as compared to the comparable period of 2021. The year-over-year change in operating cash flows from continuing operations was primarily attributable to the following factors:
•Year-over-year increases of $140 million in Operating cash flows from net earnings from continuing operations, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Loss on extinguishment of debt, Gain on investment in Vontier Corporation, Gain on litigation resolution and Russia exit and wind down costs).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable used $48 million of cash during the year-to-date period as compared to using $52 million in the comparable period of 2021. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses and other liabilities used $67 million of cash in the year-to-date period as compared to using $57 million of cash in the comparable period of 2021. The year-over-year changes were driven by timing differences in tax payments and employee compensation and benefits.
Investing Activities
Investing cash flows from continuing operations, consisting primarily of cash paid for acquisitions and capital expenditures, decreased $1.1 billion during the year-to-date period as a result of our acquisition of ServiceChannel in 2021, which was partially offset by increased capital expenditures of approximately $32 million in 2022.
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
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayment of debt and commercial paper, payments of cash dividends to shareholders and share repurchases.
Financing activities from continuing operations used cash of $838 million during the year-to-date period, reflecting the following transactions:
•On June 17, 2022, we entered into a three-year ¥14.4 billion senior unsecured facility yielding net proceeds of approximately $107 million.
•On June 21, 2022, we entered into a three-year €275 million senior unsecured facility yielding net proceeds of approximately $290 million.
•On February 15, 2022, the maturity date of the Convertible Notes, we repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
•During 2022, we incurred $381 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 3.19% and a weighted average remaining maturity of approximately 29 days.
•During 2022, we repurchased 6,000,000 shares for approximately $376 million under our publicly-announced share repurchase program.
•During 2022, we made dividend payments to common shareholders totaling $75 million.
In the comparable 2021 period, financing activities from continuing operations used cash of $485 million, which included payments of $317 million on the Delayed-Draw Term loan due in April 2020 and repurchases of $281 million in Convertible Notes.
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
Cash and Cash Requirements
As of September 30, 2022, we held approximately $705 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less and yielded insignificant interest income during the year-to-date period. Approximately 89% of the $705 million in cash and equivalents was held outside of the United States.
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

As of September 30, 2022, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine month periods ended September 30, 2022 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2021 Annual Report on Form 10-K. There were no material changes during the three and nine month periods ended September 30, 2022 to the information reported in our 2021 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the third quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2021 Annual Report on Form 10-K. There were no material changes during the quarter and year ended September 30, 2022 to the risk factors reported in the “Risk Factors” section of our 2021 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the year-to-date period ended September 30, 2022, the Company purchased 6,000,000 shares of its common stock at an average share price of

$62.67, including 2,000,000 shares at an average share price of $66.57 during the third quarter of 2022, leaving 14 million shares authorized for repurchase under the share repurchase program as of September 30, 2022.
The following table provides details about our share repurchases during the fiscal quarter ended September 30, 2022.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2 - July 31	—	$—	N/A	N/A
Aug 1 - Aug 31	2,000,000	66.57	2,000,000	14,000,000
Sep 1 - Sep 30	—	—	N/A	N/A
Total	2,000,000	$66.57	2,000,000	14,000,000

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 1-37654).

3.2
Amended and Restated Bylaws of Fortive Corporation (incorporated by reference to Exhibit 3.2 to Fortive Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No 1-37654).

10.1
Second Amended and Restated Credit Agreement, dated as of October 18, 2022, among Fortive Corporation, Bank of America, N.A., as Administrative Agent and USD Swing Line Lender, Bank of America, N.A., London Branch, as Alternative Currency Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation's Current Report on Form 8-K filed on October 20, 2022, File No. 1-37654).

10.2
364-Day Term Loan Credit Agreement, dated as of October 18, 2022, among Fortive Corporation, Bank of American, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Fortive Corporation's Current Report on Form 8-K filed on October 20, 2022, File No. 1-37654).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Condensed Statements of Earnings for the three and nine month periods ended September 30, 2022 and October 1, 2021, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine month periods ended September 30, 2022 and October 1, 2021, (iv) Consolidated Condensed Statement of Changes in Equity for the three and nine month periods ended September 30, 2022 and October 1, 2021, (v) Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 30, 2022 and October 1, 2021, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 26, 2022	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 26, 2022	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer