Form 10-K
period 2022-12-31
Fortive Corp
filed 2023-02-28
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 24, 2023 there were 353,198,783 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of July 1, 2022 was $19.5 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2023 Proxy Statement specifically incorporated herein by reference, the 2023 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements included or incorporated by reference in this Annual Report on Form 10-K, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including impact of inflation or interest rate changes; impact of geopolitical events, including the impact of the Ukraine/ Russia conflict and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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

The following is a summary of the material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors” in this Annual Report:

Risk Related to Our Business Operations

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

•The spread of, and the remedial efforts related to, COVID-19 in certain foreign jurisdictions are continuing to have an adverse impact on our business and results of operations.

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

•Climate change, or legal or regulatory measure to address climate change, may negatively affect us.

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
Fortive Business System
Our teams across our operating companies are united by our culture of continuous improvement and bias for action that is embodied in the Fortive Business System (“FBS”). Through rigorous application of the proprietary set of growth, lean, and leadership tools and processes that comprise FBS, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing, corporate development, human capital management, sustainability efforts, and leadership development. Our commitment to FBS has enabled us to drive customer satisfaction and profitability, and generate significant improvements in innovation, growth, and core operating margins. Additionally, FBS has helped us execute a disciplined acquisition strategy and expand our portfolio into new and attractive markets while creating long-term shareholder value.
Purpose and Values
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress. Driven by our shared purpose, we strive to accelerate transformation in high-impact fields, such as workplace safety, engineering, and healthcare, delivering high-tech solutions and high impact for engineers, scientists, frontline workers, and patients around the world.
With our shared purpose defining what we do, the following core values guide how we deliver every day for our stakeholders:
We build extraordinary teams for extraordinary results.
We believe we are more together, and we all have something unique to offer as we come together to solve problems no one could solve alone, committed to a strong and inclusive culture.
Customer success inspires our innovation.
We believe our most important breakthroughs are the ones that help our customers succeed, and we strive to break down barriers and forge new paths to world-changing innovations to move our customers forward.
Kaizen is our way of life.
We believe the next time can always be better, and our commitment to continuous improvement inspires us to keep growing and learning.
We compete for our shareholders.
We believe in prioritizing trust, sustainability, and positive impact to create long-term value for all of our stakeholders, including our shareholders, our employees, our customers and our communities.
Reportable Segments
We operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Intelligent Operating Solutions
Our Intelligent Operating Solutions segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include electrical test & measurement, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. Typical users of these safety, productivity and sustainability solutions include electrical engineers, electricians, electronic technicians, EHS professionals, network technicians, facility managers, first-responders, and maintenance professionals.
Products and services within our Intelligent Operating Solutions segment are marketed under a variety of leading brands, including ACCRUENT, FLUKE, GORDIAN, INDUSTRIAL SCIENTIFIC, INTELEX, PRUFTECHNIK, and SERVICECHANNEL.
Precision Technologies
Our Precision Technologies segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement, sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries. Customers for these products and services include design engineers for advanced electronic devices and equipment, process and quality engineers focused on improved process capability and productivity, facility maintenance managers driving increased uptime, and other customers for whom precise measurement, reliability, and compliance are critical in their applications.
Products and services in our Precision Technologies segment are marketed under a variety of brands, including ANDERSON-NEGELE, GEMS, SETRA, HENGSTLER-DYNAPAR, QUALITROL, PACIFIC SCIENTIFIC, KEITHLEY and TEKTRONIX.
Advanced Healthcare Solutions
Our Advanced Healthcare Solutions segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.
Products and services in our Advanced Healthcare Solutions segment are marketed under a variety of brands, including ASP, CENSIS, CENSITRAC, EVOTECH, FLUKE BIOMEDICAL, INVETECH, LANDAUER, PROVATION, RAYSAFE, and STERRAD.
************************************
The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, aluminum, and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. Tariffs affect our costs for impacted materials or components we import into the United States. Based on allocation of annual spend among our various suppliers, no single supplier is material. However, some components that require particular specifications or qualifications are dependent on a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials that meet the quality and regulatory requirements, and qualification of multiple supply sources. While the remediation efforts taken by certain jurisdictions in response to the COVID-19 pandemic and the disruptions from the Ukraine/Russia conflict have raised material and shipping costs, our supply chain was responsive to these dynamics, and we implemented solutions, including through FBS and working collaboratively with our suppliers, to effectively support our operations, and help countermeasure production material shortages and distribution limitations. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights, and trade secrets and hold licenses to use intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret, or license to be of material importance to any segment or to the business as a whole. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Fortive.
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
Human Capital Management
Fortive is a global team, approximately 18,000 strong, energized by a shared purpose. Our People strategy centers on empowering strong, inclusive teams working together to solve problems no one could solve alone. We intentionally seek out different skills, backgrounds, and voices to deliver results for our customers and fulfill our employee promise – For you. For us. For growth. Our People strategy is defined by our inclusive growth culture, advanced through FBS, our talent and reward systems, and measured by our employee experience processes. These key elements enable us to accelerate progress for our customers, our teams, and the world around us.
Inclusive Growth Culture
We believe we are more together. Our culture sets the tone for Fortive’s People strategy and drives Fortive’s success. Inclusion, Diversity, and Equity (“IDE”) are core pillars of our strategy and culture.
–Inclusion - Develop our teams to build a Fortive where you can be yourself and do your best work.
–Diversity - Build a diverse Fortive through hiring, developing, and retaining a strong and diverse team.
–Equity - Build a culture of equity that enables greater innovation and performance for customers and for the world.
We accelerated the impact of IDE in 2022 by introducing our new inclusive leader experience to our senior leaders across the organization. This development experience provides the tools and support to build an inclusive culture and prepares leaders to lead diverse high-performing teams. We also continued to expand the impact of our Employee Friends and Resources Groups (“EFRG’s”) to increase inclusion and belonging within and for our underrepresented communities.
To drive FBS, continuous improvement and IDE accountability at all levels of our organization, our VP, Inclusion, Diversity, and Equity works closely with our senior management, our IDE Council, and our IDE practitioners. We also cascade annual IDE goals into executive and senior leader performance measures. Additionally, our Board of Directors and our Compensation Committee oversee our IDE efforts as part of our People strategy and measurement actions.
We are committed to continued transparency by publicly sharing our workforce representation and inclusion results and aspirational goals through our Proxy, EEO-1 report, website, and annual Sustainability Report.
Business, Talent, and Reward Systems
Our culture of continuous improvement inspires us to keep experimenting, growing, and learning. Our FBS and robust talent and reward systems advance our people strategies by attracting, growing, and retaining the talent we need now and in the future. Together, these business and talent systems strengthen our employee value proposition and build our employer brand while delivering new experiences to our employees and results for our customers.
Our Performance and Development for Growth processes drive results and career growth for our global teams. Performance for Growth rigorously deploys our strategies into cascaded goals throughout the organization, while Development for Growth translates our beliefs and values into desired leader competencies. Together, these processes provide a roadmap for the way we work, deliver results, and build high performing teams.
Additionally, we design our Total Rewards programs to attract and retain talented, curious people with a growth mindset and a passion for innovation, collaboration, and continuous improvement. We offer leading programs that inspire and reward superior performance, are equitable, and foster an inclusive, diverse, and healthy global workforce.
We also invest in our people at every level through our growth and development experiences. These experiences range from leadership learning and FBS immersion, to hands-on skill building in each of our three FBS pillars - growth, lean, and leadership. Collectively, these experiences build skills, strengthen performance, and prepare our employees for challenging opportunities.

Employee Experience and Communication
Our promise to employees is ‒ For you. For us. For growth. To achieve this promise, our leaders at all levels of the organization actively seek feedback from our employees and other stakeholders to strengthen our culture. Our employee experience surveys are one of the many ways we actively solicit input.
Our employee experience survey approach continues to mature through quarterly touchpoints and leader accountability. In the fourth quarter of 2022, over 80% of our global team completed our biannual, full census survey, delivering steady gains in both overall engagement and in inclusion and belonging that resulted in historically high ratings of 78% and 82%, respectively. Consistent with prior years, our results continue to inform both management and our Board of Directors on appropriate actions to enhance our employee experience.
Government Contracts
Although the substantial majority of our revenue in 2022 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Data privacy and security laws are rapidly evolving. In particular, a broad privacy law in California, the California Consumer Privacy Act (“CCPA”), came into effect in January 2020. The CCPA has some of the same features as the GDPR (discussed below), and has already prompted several other states to consider similar legislation. The CCPA has already been amended several times, including through a November 2020 ballot initiative (called the California Privacy Rights Act) (“CPRA”), which became effective in January 2023.
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
Available Information
We maintain an internet website at www.fortive.com where we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Our internet website and the information contained in, or linked from, that website are not incorporated by reference into this Form 10-K.
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
Our business is impacted by general economic conditions, and adverse economic conditions arising from any slower global economic growth, reduced demand or consumer confidence, energy, manufacturing or component supply constraints arising from the Ukraine/Russia conflict or COVID-19 infection rates and remediation efforts, high inflation rates and the corresponding interest rate policies, volatility in currency and credit markets, actual or anticipated default on sovereign debt, changes in global trade policies, unemployment and underemployment rates, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, other geopolitical conflict, sanctions, natural disasters, terrorist attacks, and other challenges affect us and our distributors, customers, and suppliers, including having the effect of:
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
•increasing the impact of currency translation; and

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
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets we serve, our business and financial statements would be adversely affected.
If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays, and inefficiencies.
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases and supply chain management to reflect any supply chain or transportation disruptions or changes in customer demand and market fluctuations, including those caused by the COVID-19 pandemic, geopolitical disruptions, including the Ukraine/Russia conflict, severe weather events, increases in demand outpacing supply capabilities, labor shortages, seasonality or cyclicality. During a market upturn or general supply chain disruptions, suppliers have extended lead times, limited supplies, or increased prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet demand for our products, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities.
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
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design. If these or other suppliers encounter financial, operating, quality, or other difficulties or if our relationship with them changes, including as a result of contractual disputes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities, and external events such as natural disasters, severe weather events that are occurring more frequently or with more intense effects as a result of global climate change, pandemic health issues, war, terrorist actions, governmental actions, and legislative or regulatory changes, among others. Any of these factors could result in production interruptions, delays, extended lead times, and inefficiencies.
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
As discussed in the section entitled “Business-Materials,” our manufacturing and other operations employ a wide variety of components, raw materials, and other commodities. Prices for and availability of these components, raw materials, and other commodities have fluctuated significantly in the past. In particular, the widespread supply chain challenges due to labor, raw material, and component shortages, as well as widespread logistics issues, affected multiple industries, raised material and shipping costs, limited the quantities available, and extended the lead time required for supplies and deliveries. Any sustained interruption in the supply of these items, including as a result of general supply chain constraints, increasing demand outpacing supplies, or contractual disputes with suppliers or vendors, could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers, and the terms of certain contracts we are party to, if commodity or component prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity or component costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
The spread of, and the remediation efforts related to, COVID-19 in certain key jurisdictions on supply chain, labor force, and the operations of our customers, suppliers, and vendors are continuing to have an adverse impact on our business and results of operations.
Continued spread of, and efforts to mitigate COVID-19 in certain key countries, including China, have caused us, our suppliers, and customers to alter commercial activities and utilization of facilities and manufacturing sites, adversely impacting our ability to manufacture, sell, transport and service our products from the impacted countries. In addition, residual impact to global supply chain and transportation from the prior remediation efforts continue to impact the sourcing of raw materials, components and transportation for our products. While the remediation efforts in response to the COVID-19 pandemic have subsided in most countries, including the United States, we continue to experience adverse impacts to our business as a result of residual supply chain disruptions, inflation, and reduced in-person collaboration efforts.
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
Much of our future success and our ability to realize the benefit of our acquisitions and execute our portfolio strategy depends on our ability to attract and retain key employees, including our senior management. In particular, the markets for highly skilled employees and leaders in the technology and healthcare industries are extremely competitive. Furthermore, the workforce shortage in the United States and in other jurisdictions has increased the overall competitiveness and cost of retaining and attracting qualified employees. Our brand, our culture, our ability to provide competitive compensation, our locations of operations, and our reputation are important to our ability to recruit and retain key employees in these competitive markets and during periods of workforce shortages. If we are not competitive or successful in our recruiting efforts, if we cannot attract or retain key employees, or if we do not adequately ensure effective succession planning or transfer of knowledge for our key employees, our ability to deliver and execute on our operational, development, or portfolio strategies would be adversely affected.
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted, accessed, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, error or malfeasance by employee or former employees, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other similar events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems or lack of sufficient control in our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, changes, destruction, or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access, and other cyber-attacks and, although, as of December 31, 2022, such attacks have not had a material impact on our operations or financial results, we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent, any of which may have a material adverse impact on our business continuity, operations or financial results. Any of the attacks, breaches, or other disruptions or damage described above, as well as corresponding remediation efforts, can interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
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
We have implemented, and may continue to implement significant restructuring activities across our businesses to adjust our cost structure. These significant restructuring activities as well as our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets, and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs, or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
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
In 2022, approximately 46% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers, and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Our international business, including our business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•impact of geopolitical conflict, including the Ukraine/Russia conflict;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, including changes in relationship with the United States, particularly with respect to China;
•trade protection measures, sanctions, increased trade barriers, imposition of significant tariffs on imports or exports, embargoes, and import or export restrictions and requirements;
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
We have experienced growth in various end markets in China. During 2022, sales in China accounted for approximately 12% of our total sales for the year. In addition, we have numerous facilities in China, many of which serve multiple Fortive operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.
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
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Overall strengthening of the U.S. dollar during most of fiscal year 2022 has increased the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses transact in a currency other than the business’ functional currency, and movements in the transaction currency relative to the functional currency could also result in unfavorable exchange rate effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries and borrowings denominated in foreign currencies.
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
•certain of our products are medical devices that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, and by certain accrediting bodies. To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-marketing surveillance of our products. Government authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of laws or regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, and real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) can lead to warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures, fines, expenses, injunctions, civil penalties, criminal penalties, consent decrees, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, refusal of the government to grant clearance, and suspension or withdrawal of approvals. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired; and
•we are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes could negatively impact our business or financial position.
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
Climate change, or legal or regulatory measures to address climate change, may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
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
As of December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled approximately $12.5 billion. In accordance with GAAP, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Note 2 and Note 7 to the consolidated financial statements for a description of our policies relating to goodwill and acquired intangibles.
Risk Related to Our Financing Activities
We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2022, we had approximately $3.3 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:
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
•the right of the Board to issue preferred stock without shareholder approval; and
•the ability of our directors, and not shareholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2022, our facilities included approximately 60 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Approximately 35 of these facilities are located in the United States in 20 states and approximately 25 are located outside the United States in over 10 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. These facilities cover approximately 5 million square feet, of which approximately 3 million square feet are owned and approximately 2 million square feet are leased. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Intelligent Operating Solutions 25, Precision Technologies 25, and Advanced Healthcare Solutions 10.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of our executive officers as of February 28, 2023. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	57	President and Chief Executive Officer	2016
Charles E. McLaughlin	61	Senior Vice President – Chief Financial Officer	2016
Patrick K. Murphy	61	President and CEO of Advanced Healthcare Solutions	2016
Tamara S. Newcombe	57	President and CEO of Precision Technologies	2022
Jonathan L. Schwarz	51	Senior Vice President – Corporate Development	2016
Edward R. Simmons	49	Senior Vice President – Strategy	2021
Olumide Soroye	50	President and CEO of Intelligent Operating Solutions	2021
Peter C. Underwood	53	Senior Vice President – General Counsel	2016
Stacey A. Walker	52	Senior Vice President – Human Resources	2016
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 24, 2023, there were approximately 1800 holders of record of our common stock.
We have historically paid a quarterly dividend of $0.07 per share of our common stock. Any future payments of dividends on our common stock will be determined by our Board of Directors and will depend on our business conditions, financial results and other factors our Board deems relevant.
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
During the fiscal year ended December 31, 2022, the Company purchased 7,000,000 shares of its common stock at an average share price of $63.25, including 1,000,000 shares at an average share price of $66.74 during the fourth quarter of 2022, leaving 13 million shares authorized for repurchase under the share repurchase program as of December 31, 2022.
The following table provides details about our share repurchases during the fiscal quarter ended December 31, 2022.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Oct 1 - Oct 31	—	$—	N/A	N/A
Nov 1 - Nov 30	1,000,000	66.74	1,000,000	13,000,000
Dec 1 - Dec 31	—	—	N/A	N/A
Total	1,000,000	$66.74	1,000,000	13,000,000

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
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 46% of our sales derived from customers outside the United States in 2022. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products. Our business in Russia and Ukraine accounted for less than 1.0% of total revenue and less than 0.2% of total assets for the year ended December 31, 2021. During the year ended December 31, 2022, the Company recorded pre-tax charges of $17.9 million, primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Consolidated Statements of Earnings. Substantially all related liabilities were paid and settled during the year ended December 31, 2022.
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
Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisition and divestiture related items because the nature, size, and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation from sales from existing businesses because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume from existing businesses refer to the impact of both price and unit sales.
Business Performance and Outlook
Business Performance
We experienced robust demand for our products and service during 2022 and despite challenging macroeconomic conditions and global supply chain constraints, aggregate year-over-year sales increased 10.9%, with contributions from both existing and newly acquired businesses, all partially offset by unfavorable changes in foreign exchange rates. Year-over-year sales from existing businesses increased 10.1%, reflecting strong end-market demand for our offerings as well as focused execution on product and service delivery, and favorable pricing.
Geographically, year-over-year sales from existing businesses in developed markets increased low double-digits, with low double-digit growth in both North America and Western Europe, respectively. Year-over-year sales from existing businesses in high growth markets increased low double-digits driven by low twenties growth in Latin America and low double-digit growth in China.
In addition to increased demand, year-over-year price increases contributed 5.2% to sales growth during 2022, as compared to 2021, and is reflected as a component of the change in sales from existing businesses. During 2022, price increases exceeded inflationary increases that we experienced on purchased materials.
The strengthening of the U.S. dollar relative to other currencies reduced our sales by 3.1% during 2022, as compared to 2021 and may continue to impact our results in future periods.
Widespread supply chain challenges and inflationary pressures persisted throughout the year resulting in higher costs in each of our three segments. We continue to apply FBS to help mitigate the impact of these challenges and to serve our customers. The COVID-19 pandemic, including the mitigation efforts and the accelerated spread of the virus in China, continues to adversely impact our results and creates operating challenges with logistics, material availability and absenteeism. We anticipate that the disruptions caused by the pandemic will continue to impact future periods.
2023 Outlook
Despite an evolving macro environment and continued geopolitical conflict, we anticipate increasing demand for our offerings will continue and are projecting full year sales to grow on a year-over-year basis by approximately 2.0%-4.5% with year-over-year growth from existing businesses of approximately 3.0%-5.5%. We expect that foreign exchange rates will remain volatile in 2023 and could create unfavorable results relative to foreign exchange rates in 2022. Additionally, this outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chains including the availability of electronic components, inflationary pressures, the impact of the COVID-19 pandemic, the impact of the Russia Ukraine Conflict, market conditions in key end product segments, elective surgery rates, and the impact of energy disruption in Europe. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures. In addition, we expect to execute discrete restructuring plans as well as our general, cost-saving measures to prepare for, and respond to, any material adverse global economic trends that may develop.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including spread of the COVID-19 virus, continued geopolitical conflict, global inflation, potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”).
Acquisitions and Divestitures
2022
Therapy Physics Divestiture
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for cash consideration of $9.6 million. As a result of the sale, during the year ended December 31, 2022, we recorded a net realized pre-tax gain totaling $0.5 million, net of transaction costs, which is recorded as “Other non-operating expense, net” in the Consolidated Statements of Earnings. The divested business accounted for less than 1.0% of total revenue and less than 0.3% of total assets for the year ended December 31, 2021. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
2021
ServiceChannel Acquisition
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of SaaS based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $28 million of deferred compensation consideration was being recognized ratably over a twelve-month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We recorded approximately $868 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.

Provation Acquisition
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We recorded $972 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
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

On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400.0 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the year ended December 31, 2021. Additionally, during the first quarter of 2021 we recognized a gain of $57.0 million related to the subsequent change in the fair value of the Retained Vontier Shares.
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
Other Acquisition-related Matters
On April 1, 2019 (the “Principal Closing Date”), we acquired the advanced sterilization products business (“ASP”) of Johnson & Johnson, a New Jersey corporation. Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Following the Principal Closing Date, management continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Balance Sheet and recorded a Gain on litigation resolution of $26 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
During 2019, we acquired Censis Technologies (“Censis”). At the closing date of the purchase of Censis, a contractual liability existed which management allocated to the purchase price and was recorded in our Consolidated Balance Sheet. During the fourth quarter of 2021, that liability was discharged for an amount less than the amount allocated, and the excess was recorded as a Gain on litigation resolution of $3.9 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
RESULTS OF OPERATIONS
Components of Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total revenue growth (GAAP)	10.9%	13.4%
Existing businesses (Non-GAAP)	10.1%	9.5%
Acquisitions (Non-GAAP)	3.9%	2.4%
Currency exchange rates (Non-GAAP)	(3.1)%	1.5%
Refer to Intelligent Operating Solutions, Precision Technologies and Advanced Healthcare Solutions sections below for further discussion of year-over-year sales growth.

Operating Profit Margins
2022 vs. 2021
Operating profit margins were 16.9% for the year ended December 31, 2022, an increase of 140 basis points as compared to 15.5% in 2021 with year-over-year operating profit margin comparisons impacted by:
•Year-over-year increase in price and sales volumes from existing businesses and gains from productivity measures, which were partially offset by higher year-over-year employee compensation, freight, logistics and material costs and unfavorable foreign exchange rates — favorable 120 basis points
•The year-over-year effect of amortization from existing businesses — favorable 65 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower during 2022 — favorable 65 basis points
•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 100 basis points
•The year-over-year effect of significant restructuring costs which were lower during 2022 — favorable 20 basis points
•Russia exit and wind down costs that were incurred during 2022 — unfavorable 30 basis points
2021 vs. 2020
Operating profit margins were 15.5% for the year ended December 31, 2021, an increase of 390 basis points as compared to 11.6% in 2020 with year-over-year operating profit margin comparisons impacted by:
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

Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2022	2021	2020
Segments
Intelligent Operating Solutions	$2,466.1	$2,169.4	$1,883.7
Precision Technologies	2,038.2	1,848.9	1,651.3
Advanced Healthcare Solutions	1,321.4	1,236.4	1,099.4
Total	$5,825.7	$5,254.7	$4,634.4

Geographic area
United States	$3,136.8	$2,683.0	$2,436.6
China	702.1	650.7	534.1
All other (each country individually less than 5% of total sales)	1,986.8	1,921.0	1,663.7
Total	$5,825.7	$5,254.7	$4,634.4

INTELLIGENT OPERATING SOLUTIONS
Our Intelligent Operating Solutions segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include electrical test & measurement, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others.
Intelligent Operating Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$2,466.1	$2,169.4	$1,883.7
Operating profit	519.4	408.5	317.8
Depreciation	33.9	24.5	28.0
Amortization	184.4	163.3	151.1
Operating profit as a % of sales	21.1%	18.8%	16.9%
Depreciation as a % of sales	1.4%	1.1%	1.5%
Amortization as a % of sales	7.5%	7.5%	8.0%
Components of Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total revenue growth (GAAP)	13.7%	15.2%
Existing businesses (Non-GAAP)	12.0%	10.7%
Acquisitions (Non-GAAP)	4.6%	2.8%
Currency exchange rates (Non-GAAP)	(2.9)%	1.7%
2022 COMPARED TO 2021
Year-over-year sales from existing businesses increased 12.0% in 2022, as compared to 2021. The year-over-year increase was driven by price increases and continued strong demand for test and measurement instrumentation, gas detection offerings, and software and related services.
Geographically, sales from existing businesses in developed markets increased by low double-digits during 2022, driven by mid-teens growth in Western Europe and low double-digit growth in North America. Sales in high growth markets increased by low double-digits during 2022, driven by high single-digits growth in China, low twenties growth in Latin America, and mid-teens growth in Other Asia.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 5.8% to sales growth in 2022, as compared to 2021, and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 230 basis points during 2022 as compared to 2021 with year-over-year operating profit margin comparisons impacted by:
•Year-over-year increase in price and sales volume from existing businesses and gains from productivity measures, partially offset by higher year-over-year freight, logistics and material costs and employee compensation costs, and growth investments in R&D, sales and marketing and unfavorable foreign exchange rates — favorable 230 basis points
•The year-over-year effect of amortization from existing businesses — favorable 90 basis points
•The year-over-year effect of acquisition-related transaction costs which were lower in 2022 than those recognized in 2021 — favorable 70 basis points
•The year-over-year effect of acquired businesses, including amortization — unfavorable 190 basis points
•The year-over-year effect of significant restructuring costs which were less in 2022 than those recognized in 2021 — favorable 30 basis points
2021 COMPARED TO 2020
Year-over-year sales from existing businesses increased 10.7% in 2021, as compared to 2020. The year-over-year increase was driven by broad-based increases in demand, particularly from our industrial channel partners, critical safety, facilities, and maintenance SaaS product offerings, and portable gas detection instruments, which were partially offset by a decrease in demand for our industrial imaging products, as demand for those products was elevated during the comparable period in 2020 for COVID-19 monitoring.
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
Operating profit margin increased 190 basis points during 2021 as compared to 2020, with year-over-year operating profit margin comparisons impacted by:
•Higher year-over-year sales volumes from existing businesses, price increases, a favorable sales mix, cost savings associated with restructuring and productivity improvement initiatives, which were partially offset by higher year-over-year employee compensation and SG&A costs due to broad cost reduction efforts in 2020 that reduced expenses to better align with reductions in demand, and increased investment in key growth and innovation initiatives — favorable 290 basis points
•The year-over-year effect of amortization from existing businesses — favorable 105 basis points
•The year-over-year effect of restructuring actions which were less in 2021 than those recognized in 2020 — favorable 45 basis points
•The year-over-year effect of acquisition-related transaction costs which were higher in 2021 than those recognized in 2020 — unfavorable 135 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to deferred revenue — unfavorable 110 basis points
PRECISION TECHNOLOGIES
Our Precision Technologies segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement, sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries.

Precision Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$2,038.2	$1,848.9	$1,651.3
Operating profit	491.3	408.0	321.7
Depreciation	24.2	25.2	25.8
Amortization	13.5	16.4	17.2
Operating profit as a % of sales	24.1%	22.1%	19.5%
Depreciation as a % of sales	1.2%	1.4%	1.6%
Amortization as a % of sales	0.7%	0.9%	1.0%
Components of Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total revenue growth (GAAP)	10.2%	12.0%
Existing businesses (Non-GAAP)	13.2%	10.6%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(3.0)%	1.4%
2022 COMPARED TO 2021
Year-over-year sales from existing businesses increased 13.2% in 2022. The year-over-year results were driven by price increases, market growth and share gains in key verticals and improved production execution with our energetic materials products.
Geographically, sales from existing businesses in developed markets increased by low double-digits during 2022 driven by low double-digits growth in North America and mid-teens growth in Western Europe. Sales in high growth markets increased by high teens during 2022 driven by low twenties growth in China.
Year-over-year price increases in our Precision Technologies segment contributed 7.0% to sales growth during 2022 as compared to 2021, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 200 basis points during 2022 as compared to 2021 with year-over-year operating profit margin comparisons impacted by:
•Higher year-over-year increases in price and volume, partially offset by higher material, freight and employee compensation costs and unfavorable exchange rates — favorable 170 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
•The year-over-year effect of significant restructuring costs which were less in 2022 than those recognized in 2021 — favorable 10 basis points
2021 COMPARED TO 2020
Year-over-year sales from existing businesses increased 10.6% in 2021. The year-over-year results were driven by broad-based demand for test and measurement instruments, increased demand for sensing technologies in the industrial and semiconductor end markets, and increased demand for energetic materials, which were partially offset by a decrease in demand in the medical end market for sensing devices that supported COVID-19 patient treatment efforts in the comparable periods of 2020.
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

Operating profit margin increased 260 basis points during 2021 as compared to 2020 with year-over-year operating profit margin comparisons impacted by:
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
Our Advanced Healthcare Solutions segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.
Advanced Healthcare Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$1,321.4	$1,236.4	$1,099.4
Operating profit	107.9	101.9	2.1
Depreciation	21.6	20.5	18.1
Amortization	184.2	141.2	141.6
Operating profit as a % of sales	8.2%	8.2%	0.2%
Depreciation as a % of sales	1.6%	1.7%	1.6%
Amortization as a % of sales	13.9%	11.4%	12.9%
Components of Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total revenue growth (GAAP)	6.9%	12.5%
Existing businesses (Non-GAAP)	2.1%	6.0%
Acquisitions (Non-GAAP)	8.4%	5.3%
Currency exchange rates (Non-GAAP)	(3.6)%	1.2%
2022 COMPARED TO 2021
Year-over-year sales from existing businesses increased 2.1% during 2022, primarily driven by price increases and a slight increase in volume on increased demand for sterilization products and radiation monitoring, partially offset by declines in design services, hardware offerings and quality assurance equipment.
Geographically, sales from existing businesses in developed markets increased by low single-digits during 2022 driven by low single-digit growth in North America and a slight increase in Western Europe. In high growth markets, sales growth from existing businesses was down slightly, with mid-single-digits decline in China and high teens decline in Middle East and Africa, offset by low twenties growth in Latin America.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 1.7% to sales growth during 2022, as compared to 2021, and is reflected as a component of the change in sales from existing businesses.

Operating profit margin remained flat during 2022 as compared to 2021 with year-over-year operating profit margin comparisons impacted by:
•Year-over-year sales increases in price and volume from existing businesses were more than offset by increasing freight, logistics and employee compensation costs, reserves for uncollectible receivables and unfavorable foreign exchange rates — unfavorable 170 basis points
•The year-over-year effect of amortization from existing businesses — favorable 75 basis points
•The year-over-year net effect of acquisition-related transaction costs which were less than those recognized in the comparable period in 2021 — favorable 175 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments to inventory which were more in 2022 than those recognized in 2021 — unfavorable 110 basis points
•The year-over-year effect of significant restructuring costs which were less in 2022 than those recognized in 2021 — favorable 30 basis points
2021 COMPARED TO 2020
Year-over-year sales from existing businesses increased 6.0% during 2021, driven by increased demand for sterilization capital equipment and consumables, radiation safety monitoring, cell therapy equipment design and manufacturing, and surgical instrument tracking SaaS products.
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

	For the Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$5,825.7	$5,254.7	$4,634.4
Cost of sales	(2,462.3)	(2,247.6)	(2,025.9)
Gross profit	3,363.4	3,007.1	2,608.5
Gross profit margin	57.7%	57.2%	56.3%
The year-over-year increase in gross profit during 2022 as compared to 2021, is due primarily to a year-over-year increase in sales volumes and price increases from existing and newly acquired business, which were partially offset by higher material, freight and employee compensation costs and the unfavorable impact of foreign currency exchange rates.

The year-over-year increase in gross profit during 2021 as compared to 2020 is due primarily to higher year-over-year sales volumes from existing businesses, sales volumes from our recent acquisitions, price increases, favorable sales mix, lower operating costs and gains from productivity improvements, all of which were partially offset by changes in foreign currency exchange rates and higher material, freight, and logistics costs.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$5,825.7	$5,254.7	$4,634.4
Selling, general, and administrative (“SG&A”) expenses	1,956.6	1,839.5	1,748.4
Research and development (“R&D”) expenses	401.5	354.8	320.7
Russia exit and wind down costs	17.9	—	—
SG&A as a % of sales	33.6%	35.0%	37.7%
R&D as a % of sales	6.9%	6.8%	6.9%
SG&A increased during 2022 as compared to 2021 due to higher intangible amortization and incremental expenses from our recent acquisitions and increased employee compensation expenses, customer acquisition and marketing costs, partially offset by the impact of changes in currency exchange rates.
On a year-over-year basis, SG&A represented as a percentage of sales decreased 140 basis points. During 2022 we incurred higher amortization expense from our recent acquisitions, which was more than offset by leverage on SG&A costs, which grew at a slower rate than our sales.
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
R&D expenses, consisting principally of internal and contract engineering personnel costs, increased during 2022 as compared to 2021 due to incremental costs from our recent acquisitions, investments made in innovation and key initiatives and higher employee compensation costs. On a year-over-year basis, R&D expenses as a percentage of sales increased 10 basis points in 2022 as compared to 2021, on our recent acquisitions, where R&D spending is higher as a percentage of sales than in existing businesses and leverage on R&D costs, which grew at a slower rate than our sales.
R&D expenses, consisting principally of internal and contract engineering personnel costs, increased during 2021 as compared to 2020 due to targeted investments in key growth initiatives and innovation. On a year-over-year basis, R&D expenses as a percentage of sales decreased 10 basis points in 2021 as compared to 2020, reflecting demand for our products and services that grew at a faster rate than our investments in key growth initiatives and innovation.
RUSSIA EXIT AND WIND DOWN COSTS
We incurred pre-tax costs totaling $17.9 million in 2022, primarily in the second quarter, for the derecognition of net assets, the cumulative translation adjustment for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. Of the $17.9 million incurred, approximately $9.2 million represents non-cash charges and is reflected as such in the Consolidated Statement of Cash Flows. The costs were primarily related to our segments, as follows: Intelligent Operating Solutions $14.4 million, Precision Technologies $2.2 million and Advanced Healthcare Solutions $1.3 million.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 11 to the accompanying consolidated financial statements.
Interest expense, net of $98.3 million was recorded during 2022 compared to $103.2 million during 2021 and $148.5 million during 2020. Year-over-year interest expense decreased in 2022 due to lower year-over-year effective interest rates on debt instruments, despite overall higher debt balances and rising interest rates. This decrease was primarily driven by lower non-cash interest expense on the Convertible Senior Notes when compared to 2021, given the notes were settled in the first quarter of

2022. Year-over-year interest expense decreased in 2021 due to changes in year-over-year average debt balances. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our commercial paper programs or credit facilities, and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
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
The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2010 to 2022. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in our tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the Automation and Specialty business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. Based upon our analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we do not believe the corporate alternative minimum tax will have a material impact on our financial statements.
For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
Comparison of the Years Ended December 31, 2022, 2021, and 2020
Our effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 13.5%, 9.3% and 3.7%, respectively.
Our effective tax rate for 2022 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the TCJA, U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, an increase to in our uncertain tax positions relating to higher interest rates, and the effect of Russia exit and wind down costs for which no tax benefit was recognized.
Our effective tax rate for 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA, U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and a permanent difference on the realized gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange that was completed on January 19, 2021. The Debt-for-Equity Exchange included an exchange of all of our Vontier common stock owned as of December 31, 2020.
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
COMPREHENSIVE INCOME
Comprehensive income increased by $50 million in 2022 as compared to 2021, primarily due to an increase in net income of $147 million and favorable changes in pension benefit adjustments of $13 million, partially offset by unfavorable changes in foreign currency translation adjustments of $110 million.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2022, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $79 million.
As of December 31, 2022, our variable-rate debt obligations consist of U.S. dollar denominated commercial paper, U.S. dollar denominated delay-draw term loan, and senior unsecured term facilities denominated in either Euros or Japanese Yen (refer to Note 11 to the consolidated financial statements for information regarding our outstanding indebtedness as of December 31, 2022). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and/or term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding variable-rate obligation was approximately 2.04% with interest expense of $44.9 million. On an annualized basis, a hypothetical 10 basis points increase in market interest rates as of December 31, 2022 on our variable-rate debt obligations as of December 31, 2022 would have increased our interest expense by $1.8 million in 2022.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2022 would have resulted in a reduction of foreign currency-denominated net assets and stockholders’ equity of approximately $181 million.
During the second quarter of 2022, we designated our ¥14.4 billion Yen-denominated variable interest rate term loan and our €275 million Euro-denominated variable interest rate term loan outstanding as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. In 2022, we recognized after-tax losses of $5.1 million in Other comprehensive income (loss) related to the net investment hedges.
Currency exchange rates unfavorably impacted 2022 reported sales by 3.1% as compared to 2021, as the U.S. dollar was, on average, stronger against most major currencies during 2022 as compared to exchange rate levels during 2021. If the exchange rates in effect as of December 31, 2022 were to prevail throughout 2023, currency exchange rates would negatively impact 2023 estimated sales by approximately 0.3% relative to our performance in 2022. In general, additional strengthening of the U.S. dollar against other major currencies would further negatively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
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

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions and short-term liquidity assistance measures. During 2020, we deferred remittance of approximately $35 million in payroll tax payments with half subsequently remitted in December of 2021 and the remainder remitted in December of 2022.
While COVID-19 has created volatility and uncertainty in the financial markets, it has not had a significant impact on our financial position, liquidity, or ability to meet our debt covenants; however, we continue to monitor the capital markets and general global economic conditions. The financial markets worldwide, including the United States, have been impacted by COVID-19 and this volatility and disruption during the first half of 2020 impacted broad access to the capital markets and pricing on new indebtedness. Our credit facilities, including our revolving credit facility, are predominately with institutions that we believe have been relatively unaffected by the disruption. Due to the volatility and disruption in the commercial paper markets during the first six months of 2020, we temporarily reduced our reliance on this source of funding, and consequently paid down and refinanced our outstanding commercial paper with the Term Loan that was initially due March 2021 and was retired in the Debt-for-Equity Exchange. In August 2021, we resumed borrowing under our Commercial Paper Program to fund acquisitions and for general corporate purposes.
2022 Financing and Capital Transactions
On February 15, 2022, the maturity date of the 0.875% Convertible Senior Notes due 2022, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
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
As of December 31, 2022, we were in compliance with all covenants under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement continued to provide credit support for the commercial paper programs, which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes.

On October 18, 2022, we entered into a term loan credit agreement, which provides for a 364-day delayed-draw term loan facility up to an aggregate principal amount of $1.0 billion. Borrowings under the Delayed-Draw Term Loan facility may be Base Rate Loans, Term Secured Overnight Financing Rate (“Term SOFR”) Loans, or SOFR Daily Floating Rate Loans and bears interest as follows: (1) Term SOFR Loans bear interest at a variable rate equal to Term SOFR plus a Credit Spread Adjustment of 10 basis point plus a spread of between 82.5 and 107.5 basis point, depending on the Company’s long-term credit rating; (2) SOFR Daily Floating Rate Loans, like Term SOFR Loans, bear interest at a variable rate equal to Term SOFR with a one month period plus a Credit Spread Adjustment of 10 basis point plus a spread of between 82.5 and 107.5 basis point, depending on the Company’s long-term credit rating; and (3) Base Rate Loans bear interest at the highest of (a) the Federal funds rate plus 50 basis points, (b) the prime rate, (c) Term SOFR with a one month period plus 100 basis points and (d) 1.0%, plus in each case a margin between zero and 7.5 basis points depending on our long-term debt credit rating.
On December 15, 2022, we drew down the full $1.0 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2023”) as a Term SOFR Loan. The repayment of the principal is due on December 14, 2023. Fortive concurrently repaid the $1.0 billion in outstanding principal of the Delayed-Draw Term Loan due 2022 and accrued interest thereon. Borrowings under the Delayed-Draw Term Loan Due 2023 are prepayable at our option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Total operating cash provided by continuing operations	$1,303.2	$992.9	$977.7

Cash paid for acquisitions, net of cash received	$(12.8)	$(2,570.1)	$(40.4)
Payments for additions to property, plant and equipment	(95.8)	(50.0)	(75.7)
Proceeds from sale of business and property	9.6	4.5	5.3
All other investing activities	(3.5)	—	—
Total investing cash used in continuing operations	$(102.5)	$(2,615.6)	$(110.8)

Proceeds from borrowings (maturities longer than 90 days), net of issuance costs	$1,394.1	$999.8	$741.7
Net proceeds from (repayments of) commercial paper borrowings	38.5	364.9	(1,141.9)
Payment of 0.875% convertible senior notes due 2022	(1,156.5)	—	—
Repurchase of common shares	(442.9)	—	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(611.1)	(1,730.8)
Payment of common stock cash dividend to shareholders	(99.5)	(97.7)	(94.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(34.5)	(69.0)
Net cash consideration received from Vontier Separation	—	—	1,598.0
All other financing activities	(6.7)	30.6	20.7
Total financing cash (used in) provided by continuing operations	$(1,273.0)	$652.0	$(675.7)
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $1.3 billion in 2022, representing an increase of $310 million, or approximately 31%, as compared to 2021, and primarily attributable to the following factors:
•Year-over-year increase of $219 million in Operating cash flow from net earnings from continuing operations, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Loss on extinguishment of debt, Gain on investment in Vontier Corporation, Gain on litigation resolution, and Russia exit and wind down costs).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable used $11 million of cash during 2022 compared to using $64 million of cash during 2021. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate change in prepaid expenses and other assets, accrued expenses and other liabilities, and changes in deferred income taxes used $10 million of cash in 2022 as compared to using $47 million in 2021. The year-over-year changes were driven by timing differences in tax payments and employee compensation and benefits.
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
•The aggregate of accounts receivable, inventories, and trade accounts payable used $64 million of operating cash flows during 2021 compared to providing $93 million of cash during 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period. During 2021 we experienced an increase in inventory due, in part, to higher safety stock levels, which were increased to buffer the impact of supply chain and logistics challenges and to fulfill customer demand.
•The aggregate of prepaid expenses and other assets, accrued expenses and other liabilities, and changes in deferred income taxes used $47 million of cash in 2021 as compared to providing $110 million in 2020 with year-over-year change largely driven by the funding of a $28 million deferred compensation liability, which was associated with the ServiceChannel acquisition and was paid into escrow upon closing of the transaction, as well as other routine changes in various compensation and benefit payments.
Investing Activities
Investing cash flows from continuing operations consist primarily of cash paid for acquisitions and capital expenditures. Net cash used in investing activities from continuing operations was approximately $103 million during 2022 compared to approximately $2.6 billion and $110.8 million of net cash used in 2021 and 2020, respectively. The decrease in investing cash flow during 2022 as compared to 2021 was driven by our acquisition of ServiceChannel and Provation in 2021, which was partially offset by increased capital expenditures of approximately $46 million in 2022.
The reduction in cash used for investing cash flows in 2021 as compared to 2020 was driven by the acquisitions of ServiceChannel and Provation, which occurred in 2021 and totaled approximately $2.6 billion, partially offset by a year-over-year decrease in capital expenditures of $26 million.
Capital expenditures are made primarily for increasing capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment used in revenue arrangements with customers. Capital expenditures totaled $96 million in 2022, $50 million in 2021, and $76 million in 2020. We expect capital spending to be between approximately $90 million and $110 million in 2023, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance of equity, the issuance and repayments of debt and commercial paper, payments of quarterly cash dividends to common and preferred shareholders, and cash consideration received from the Vontier Separation. Financing activities from continuing operations used cash of $1.3 billion in 2022, generated cash of $652 million in 2021 and used cash of $676 million in 2020.
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
Financing activities from continuing operations during 2022 reflected the following transactions:
•On June 17, 2022, we entered into a three-year, ¥14.4 billion Yen Term Loan. On the same day, we drew and converted the entire available balance under the facility, which yielded net proceeds of $107 million.
•On June 21, 2022, we entered into a three-year €275 million Euro Term Loan. On June 28, 2022, we drew and converted the entire available balance under the facility, which yielded net proceeds of $290 million.
•On February 15, 2022, the maturity date of the Convertible Notes, we repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
•On October 18, 2022, we entered into a term loan credit agreement, which provides for a 364-day delayed draw term loan facility up to an aggregate principal amount of $1.0 billion. On December 15, 2022, we drew down the full $1.0 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2023”) as a Term SOFR Loan. The repayment of the principal is due on December 14 2023. We concurrently repaid the $1.0 billion in outstanding principal of the Delayed-Draw Term Loan due 2022 and accrued interest thereon.

•During 2022, we increased borrowings by $39 million in net commercial paper under the U.S. dollar-denominated commercial paper program. As of December 31, 2022, the commercial paper borrowings had a weighted average annual effective rate of 4.80% and a weighted average maturity of approximately 32 days.
•During 2022, we repurchased 7 million shares of our outstanding common stock for approximately $443 million under our publicly-announced share repurchase program.
•During 2022, we made dividend payments to common shareholders totaling $99.5 million.
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
Refer to “—Liquidity and Capital Resources” section above for a description of our financing activities in 2022, 2021, and 2020.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through term loans or issuances of commercial paper under the Commercial Paper Programs, with credit support provided by the Revolving Credit Facility.
The carrying value of total debt outstanding as of December 31, 2022 was approximately $3.3 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2022. Refer to Note 11 to the consolidated financial statements for information regarding our financing activities and indebtedness.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs when we have outstanding borrowings. As of December 31, 2022 and December 31, 2021, we had $405 million and $365 million borrowings outstanding under our Commercial Paper Program, respectively. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay any outstanding commercial paper as it matures.
Dividends
On November 3, 2022, we declared a regular quarterly dividend of $0.07 per common share paid on December 30, 2022 to holders of record on November 30, 2022.
Aggregate cash payments for both common and MCPS dividends paid to shareholders during the year ended December 31, 2021 were $132 million and were recorded as dividends to shareholders in the Consolidated Statement of Changes in Equity and the Consolidated Statement of Cash Flows.
Subsequent Event
On January 24, 2023 we declared a regular quarterly cash dividend of $0.07 per share payable on March 31, 2023 to common stockholders of record on February 24, 2023.
Cash and Cash Requirements
Cash
As of December 31, 2022, we held approximately $0.7 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less. The annual effective rate was immaterial. Approximately 16% of our cash at December 31, 2022 was held in the U.S.
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
Cash Requirements
The following table sets forth a summary of our short-term and long-term cash requirements as of December 31, 2022 under (1) long-term debt principal and interest obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain.

($ in millions)	Total	Due within one year of December 31, 2022	Due later than one year from December 31, 2022
Debt and leases:
Long-term debt principal payments	$3,259.2	$1,000.0	$2,259.2
Interest payments on long-term debt (a)	744.4	131.1	613.3
Operating lease obligations (b)	187.2	36.2	151.0
Other:
Purchase obligations (c)	615.1	497.3	117.8
Other liabilities reflected on the balance sheet under GAAP (d)(e)	2,158.3	1,066.0	1,092.3
Total	$6,964.2	$2,730.6	$4,233.6

(a) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2022. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(e) Includes non-contractual obligations of $205 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “due later than one year from December 31, 2022” column. The amounts also include our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 14 to the consolidated financial statements for additional information on unrecognized tax benefits.

In addition to the obligations noted above, we have issued guarantees, consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds, in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. These guarantees are not recorded on our balance sheet and $41 million in commitments expire within one year of December 31, 2022 and $17 million later than one year from December 31, 2022.
During 2022, we contributed $2 million and $11 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2023, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $11 million, respectively. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.

As of December 31, 2022 we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
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
Volatility and uncertainty in overall global economic conditions and worldwide capital markets may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and unbilled receivables. We did not realize notable increases in loss rates and delinquencies or record material provisions for credit losses during the year ended December 31, 2022 or 2021. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition. In order to evaluate the sensitivity of the estimates used in the calculation of our allowance, we applied a hypothetical 10% decrease in anticipated collectability, noting that our allowance would increase by approximately $4 million with a corresponding charge to SG&A.
Expected credit losses of the assets originated during the year ended December 31, 2022, as well as changes to expected losses during the same periods, are recognized in earnings for the year ended December 31, 2022.
Inventories: We record inventory at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We estimate the net realizable value of our inventory based on assumptions of future demand and related pricing. Estimating the net realizable value of inventory is inherently uncertain because levels of demand, technological advances, and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those we projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. In order to evaluate the sensitivity of the estimates used in the calculation of the net realizable value of our inventory, we applied a hypothetical 10% decrease to the anticipated realization, noting that our inventory would decrease by approximately $6 million with a corresponding charge to Cost of goods sold. Refer to Note 5 to the consolidated financial statements for detailed information regarding our inventory balances as of December 31, 2022.

Acquired Intangibles and Goodwill: Our business acquisitions typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 7 to the consolidated financial statements for a description of our policies relating to goodwill, acquired intangibles, and acquisitions.
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
In 2022, we performed goodwill impairment testing for our reporting units. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. As of the date of the 2022 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $171 million to $4.0 billion. Our annual goodwill impairment analysis in 2022 indicated that, in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 25% to approximately 775%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 12% to approximately 680%. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
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
Pension and Other Post Employment Benefits: For a description of our pension accounting practices, refer to Note 12 to the consolidated financial statements. Certain of our U.S. and non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators, or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2022 would have increased the net obligation by $30 million from the amounts recorded in the financial statements as of December 31, 2022.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 5.20%. If the expected long-term rate of return on plan assets during 2022 was reduced by 50 basis points, pension expense in 2022 would have increased by $1.1 million ($1.0 million on an after-tax basis).
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
An increase in our 2022 effective tax rate of 1.0% would have resulted in an additional income tax provision for the year ended December 31, 2022 of approximately $9 million.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 28, 2023 appears on page 54 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Description of the Matter
Valuation of Goodwill

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. To estimate the fair value, management uses a market approach based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). In certain circumstances, management computes the estimated fair value through a discounted cash flow analysis to validate the results of the market approach. The goodwill evaluation is performed on an annual basis, or more frequently if a triggering event is identified. As described in Note 7, the Company’s goodwill balance is $9.0 billion as of December 31, 2022.

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
Seattle, Washington
February 28, 2023

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2022	2021
ASSETS
Current assets:
Cash and equivalents	$709.2	$819.3
Accounts receivable less allowance for doubtful accounts of $43.9 million and $39.7 million, respectively	958.5	930.2
Inventories	536.7	512.7
Prepaid expenses and other current assets	272.6	252.7
Total current assets	2,477.0	2,514.9

Property, plant and equipment, net	421.9	395.5
Other assets	455.8	512.9
Goodwill	9,048.5	9,152.0
Other intangible assets, net	3,487.4	3,890.2
Total assets	$15,890.6	$16,465.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$999.7	$2,151.7
Trade accounts payable	623.0	557.9
Accrued expenses and other current liabilities	1,104.4	1,005.3
Total current liabilities	2,727.1	3,714.9

Other long-term liabilities	1,223.3	1,426.3
Long-term debt	2,251.6	1,807.3
Commitments and Contingencies

Equity:
Preferred stock: $0.01 par value, 15.0 million shares authorized and no shares issued or outstanding at December 31, 2022 and December 31, 2021, respectively.	—	—
Common stock: $0.01 par value, 2.0 billion shares authorized; 361.5 million and 360.4 million issued; 352.9 million and 359.1 million outstanding at December 31, 2022 and December 31, 2021, respectively	3.6	3.6
Additional paid-in capital	3,706.3	3,670.0
Treasury shares, at cost	(442.9)	—
Retained earnings	6,742.1	6,023.6
Accumulated other comprehensive loss	(325.7)	(185.0)
Total Fortive stockholders’ equity	9,683.4	9,512.2
Noncontrolling interests	5.2	4.8
Total stockholders’ equity	9,688.6	9,517.0
Total liabilities and equity	$15,890.6	$16,465.5
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2022	2021	2020
Sales of products and software	$4,920.1	$4,496.1	$3,956.7
Sales of services	905.6	758.6	677.7
Total sales	5,825.7	5,254.7	4,634.4

Cost of product and software sales	(1,994.8)	(1,833.4)	(1,643.4)
Cost of service sales	(467.5)	(414.2)	(382.5)
Total cost of sales	(2,462.3)	(2,247.6)	(2,025.9)

Gross profit	3,363.4	3,007.1	2,608.5
Operating costs:
Selling, general, and administrative expenses	(1,956.6)	(1,839.5)	(1,748.4)
Research and development expenses	(401.5)	(354.8)	(320.7)
Russia exit and wind down costs	(17.9)	—	—
Operating profit	987.4	812.8	539.4
Non-operating income (expense), net:
Interest expense, net	(98.3)	(103.2)	(148.5)
Loss on extinguishment of debt	—	(104.9)	—
Gain on investment in Vontier Corporation	—	57.0	1,119.2
Gain on litigation resolution	—	29.9	—
Other non-operating expenses, net	(15.6)	(14.1)	(2.4)
Earnings from continuing operations before income taxes	873.5	677.5	1,507.7
Income taxes	(118.3)	(63.3)	(55.5)
Net earnings from continuing operations	755.2	614.2	1,452.2
Earnings (loss) from discontinued operations, net of income taxes	—	(5.8)	161.1
Net earnings	755.2	608.4	1,613.3
Mandatory convertible preferred dividends	—	(34.5)	(69.0)
Net earnings attributable to common stockholders	$755.2	$573.9	$1,544.3

Net earnings per common share from continuing operations:
Basic	$2.12	$1.66	$4.10
Diluted	$2.10	$1.65	$4.05
Net earnings per common share from discontinued operations:
Basic	$—	$(0.02)	$0.48
Diluted	$—	$(0.02)	$0.45
Net earnings per common share:
Basic	$2.12	$1.64	$4.58
Diluted	$2.10	$1.63	$4.49
Average common stock and common equivalent shares outstanding:
Basic	356.4	349.0	337.4
Diluted	360.8	352.3	359.0
The sum of net earnings per common share amount may not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2022	2021	2020
Net earnings	$755.2	$608.4	$1,613.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(178.7)	(68.7)	63.5
Pension and post-retirement plan benefit adjustments	38.0	24.8	(12.7)
Total other comprehensive income (loss), net of income taxes	(140.7)	(43.9)	50.8
Comprehensive income	$614.5	$564.5	$1,664.1
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares Outstanding	Amount
Balance, December 31, 2019	1.4	$—	336.0	$3.4	$3,311.1	$—	$4,128.8	$(56.3)	$13.2
Adoption of ASU 2016-13	—	—	—	—	—	—	(31.3)	—	—
Balance, January 1, 2020	1.4	—	336.0	3.4	3,311.1	—	4,097.5	(56.3)	13.2
Net earnings for the period	—	—	—	—	—	—	1,613.3	—	—
Dividends to common shareholders	—	—	—	—	—	—	(94.4)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	—	(69.0)	—	—
Other comprehensive income	—	—	—	—	—	—	—	50.8	—
Common stock-based award activity	—	—	3.0	—	129.2	—	—	—	—
Shares withheld for taxes	—	—	—	—	(16.3)	—	—	—	—
Vontier Separation and other	—	—	—	—	130.5	—	—	(135.6)	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(4.7)
Balance, December 31, 2020	1.4	$—	339.0	$3.4	$3,554.5	$—	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	—	608.4	—	—
Dividends to common shareholders	—	—	—	—	—	—	(97.7)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	—	(34.5)	—	—
Conversion of Mandatory convertible preferred stock to common stock	(1.4)	—	19.4	0.2	—	—		—	—
Other comprehensive income	—	—	—	—	—	—	—	(43.9)	—
Common stock-based award activity	—	—	0.7	—	134.5	—	—	—	—
Shares withheld for taxes	—	—	—	—	(16.8)	—	—	—	—
Early extinguishment of 0.875% senior convertible notes due 2022	—	—	—	—	(11.6)	—	—	—	—
Vontier Separation and other	—	—	—	—	8.6	—	—	—	—
Change in noncontrolling interests	—	—	—	—	0.8	—	—	—	(3.7)
Balance, December 31, 2021	—	$—	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	—	—	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	—	—	755.2	—	—
Dividends to common shareholders	—	—	—	—	—	—	(99.5)	—	—
Other comprehensive income	—	—	—	—	—	—	—	(140.7)	—
Common stock-based award activity	—	—	1.0	—	115.2	—	—	—	—
Common stock repurchases	—	—	(7.0)	—	—	(442.9)	—	—	—
Shares withheld for taxes	—	—	(0.2)	—	(13.2)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	0.4
Balance, December 31, 2022	—	$—	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2022	2021	2020
Cash flows from operating activities:
Net earnings from continuing operations	$755.2	$614.2	$1,452.2
Noncash items:
Amortization	382.1	320.8	309.9
Depreciation	83.5	74.7	74.1
Stock-based compensation expense	93.8	77.4	62.6
Russia exit and wind down costs	9.2	—	—
Loss on extinguishment of debt	—	104.2	—
Gain on investment in Vontier Corporation	—	(57.0)	—
Gain on litigation resolution	—	(29.9)	—
Unrealized gain on investment in Vontier Corporation	—	—	(1,119.2)
Gain on sale of property	—	—	(5.3)
Change in deferred income taxes	(62.1)	(41.0)	(97.6)
Change in accounts receivable, net	(52.1)	(84.1)	82.4
Change in inventories	(40.3)	(53.6)	(7.3)
Change in trade accounts payable	81.3	73.4	18.1
Change in prepaid expenses and other assets	10.7	(34.5)	147.9
Change in accrued expenses and other liabilities	41.9	28.3	59.9
Total operating cash provided by continuing operations	1,303.2	992.9	977.7
Total operating cash (used in) provided by discontinued operations	—	(31.8)	459.0
Net cash provided by operating activities	1,303.2	961.1	1,436.7

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(12.8)	(2,570.1)	(40.4)
Payments for additions to property, plant and equipment	(95.8)	(50.0)	(75.7)
Proceeds from sale of business and property	9.6	4.5	5.3
All other investing activities	(3.5)	—	—
Total investing cash used in continuing operations	(102.5)	(2,615.6)	(110.8)
Total investing cash used in discontinued operations	—	—	(37.6)
Net cash used in investing activities	(102.5)	(2,615.6)	(148.4)

Cash flows from financing activities:
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,394.1	999.8	741.7
Net proceeds from (repayments of) commercial paper borrowings	38.5	364.9	(1,141.9)
Payment of 0.875% convertible senior notes due 2022	(1,156.5)	—	—
Repurchase of common shares	(442.9)	—	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(611.1)	(1,730.8)
Payment of common stock cash dividend to shareholders	(99.5)	(97.7)	(94.4)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	(34.5)	(69.0)
Net cash consideration received from Vontier Separation	—	—	1,598.0
All other financing activities	(6.7)	30.6	20.7
Total financing cash (used in) provided by continuing operations	(1,273.0)	652.0	(675.7)
Total financing cash used in discontinued operations	—	—	(20.4)
Net cash (used in) provided by financing activities	(1,273.0)	652.0	(696.1)

Effect of exchange rate changes on cash and equivalents	(37.8)	(3.0)	27.4
Net change in cash and equivalents	(110.1)	(1,005.5)	619.6
Beginning balance of cash and equivalents	819.3	1,824.8	1,205.2
Ending balance of cash and equivalents	$709.2	$819.3	$1,824.8

Supplemental disclosure:
Transfer of noncash net liabilities to Vontier Corporation	$—	$—	$147.4
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
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products. Our business in Russia and Ukraine accounted for less than 1% of total revenue and less than 0.2% of total assets for the year ended December 31, 2021.
During the year ended December 31, 2022, the Company recorded pre-tax charges of $17.9 million, primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Consolidated Statements of Earnings. Substantially all related liabilities were paid and settled during the year ended December 31, 2022.
Segment Presentation
We operate and report our results in three segments, Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions, each of which is further described below.
Our Intelligent Operating Solutions segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include electrical test & measurement, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others.

Our Precision Technologies segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement, sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries.
Our Advanced Healthcare Solutions segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, cell therapy equipment design and manufacturing, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.
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
Accounts Receivable and Allowances for Doubtful Accounts—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amended the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including financing, trade accounts, and unbilled receivables. On January 1, 2020, we adopted ASU 2016-13 and recognized in our Consolidated Balance Sheet as of January 1, 2020 an increase in the allowance for trade accounts, unbilled, and financing receivables of $40.0 million, of which $11.5 million related to our continuing operations and was related primarily to trade accounts and unbilled receivables, with a corresponding net of tax adjustment to beginning retained earnings of $31.3 million.
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
Expected credit losses of the assets originated during the year ended December 31, 2022, as well as changes to expected losses during the same periods, are recognized in earnings for the year ended December 31, 2022.
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
The following is a rollforward of the aggregated allowance for credit losses related to our trade accounts receivables as of December 31, 2022 ($ in millions):

Balance, December 31, 2021	$39.7
Provision	14.0
Write-offs	(9.1)
Foreign currency exchange	(0.7)
Balance, December 31, 2022	$43.9

The allowance for unbilled receivables was immaterial for all periods.
We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $14 million, $7 million and $7 million of expense associated with doubtful accounts for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Property, Plant, and Equipment—Property, plant, and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other	3 – 10 years
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
Other Assets—Other assets principally include operating lease right-of-use assets, noncurrent contract assets, deferred tax assets, and other investments.
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
Most of our sales contracts contain standard terms and conditions. We evaluate contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, other services, and/or PCS. Generally, these elements are delivered within the same reporting period, except PCS and other services. We allocate the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation sometimes requires significant judgment.
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
Foreign Currency Translation and Transactions—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of Accumulated other comprehensive loss within Stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction losses were $18.2 million for the year ended December 31, 2022. Net foreign currency transaction gains or losses were not material for the years ended December 31, 2021 or 2020.
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
Accumulated Other Comprehensive Loss—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. During the second quarter of 2022, we designated our ¥14.4 billion Yen-denominated variable interest rate term loan and our €275 million Euro-denominated variable interest rate term loan outstanding as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. In 2022, we recognized after-tax losses of $5.1 million in Other comprehensive income (loss) related to the net investment hedges.

While outstanding, we designated our previous Euro-denominated commercial paper and ¥13.8 billion senior unsecured term facility loan as net investment hedges of our investment in certain foreign operations. We exited our Euro-denominated commercial paper positions during the second quarter of 2020 and repaid our ¥13.8 billion senior unsecured term facility loan during the fourth quarter of 2020. In 2020, we recognized gains of $1.9 million in Other comprehensive income (loss) related to our previous designated net investment hedges. We recorded no ineffectiveness from our net investment hedges during the years ended December 31, 2022 and 2020. We did not designate any net investment hedges during the year ended December 31, 2021. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, January 1, 2020	$21.2	$(77.5)		$(56.3)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	63.5	(20.7)		42.8
Income tax impact	—	4.3		4.3
Other comprehensive income (loss) before reclassifications, net of income taxes	63.5	(16.4)		47.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.7	(a)	4.7
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	3.7		3.7
Net current period other comprehensive income (loss):	63.5	(12.7)		50.8
Vontier Separation	(138.7)	3.1		(135.6)
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(68.7)	27.7		(41.0)
Income tax impact	—	(6.2)		(6.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(68.7)	21.5		(47.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	4.3	(a)	4.3
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.3		3.3
Net current period other comprehensive income (loss)	(68.7)	24.8		(43.9)
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(181.4)	47.6		(133.8)
Income tax impact	—	(10.3)		(10.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(181.4)	37.3		(144.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	2.7	0.9	(a)	3.6
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	2.7	0.7		3.4
Net current period other comprehensive income (loss)	(178.7)	38.0		(140.7)
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12).
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
Recently Issued Accounting Standard
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. On January 1, 2022, we adopted ASU 2020-06 using a modified retrospective approach and recognized in our balance sheet, as of January 1, 2022, a net of tax adjustment to reduce Additional Paid-in Capital by $65.7 million and increase debt by $3.7 million, with a corresponding net of tax adjustment to beginning retained earnings of $62.8 million. These adjustments are related to our 0.875% Convertible Senior Notes (the “Convertible Notes”), which were the only outstanding instruments impacted by the new standard at the time of adoption.
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

On January 1, 2022, we reclassified the unamortized cost basis of our outstanding Convertible Notes wholly as debt, which subsequently matured and were settled on February 15, 2022. We applied the if-converted method to all convertible instruments when calculating EPS for the year ended December 31, 2022. As of December 31, 2022, we had no convertible instruments outstanding subject to the guidance in ASU 2020-06.
NOTE 3. ACQUISITIONS AND DIVESTITURES
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
Acquisitions
The following describes our significant acquisition activity for the years ended December 31, 2022, 2021, and 2020.

Provation
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We recorded $972 million of goodwill related to the acquisition, which is not tax deductible. Provation had revenue in 2020 of approximately $90 million and is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of SaaS based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $28 million of deferred compensation consideration that is being recognized ratably over a twelve-month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We recorded approximately $868 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel had revenue in 2020 of approximately $70 million and is an operating company within our Intelligent Operating Solutions segment.
Revenue and operating loss attributable to these acquisitions were $262.7 million and $42.8 million for the year ended December 31, 2022, respectively. The operating loss includes $77.2 million of intangible asset amortization and $20.8 million of transaction and integration costs, primary comprised of compensation cost for employee retention and amounts paid to third party advisors, which are recorded in Selling, general and administration expenses.
The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed from acquisitions discussed above as of December 31, 2022 ($ in millions):

	Provation	ServiceChannel	Total
Accounts receivable	$41.6	$10.1	$51.7
Goodwill	972.0	867.5	1,839.5
Other intangible assets, primarily customer relationships, technology, database, and trade names	586.5	342.9	929.4
Deferred revenue, current	(50.2)	(1.7)	(51.9)
Deferred tax liabilities	(117.0)	(41.9)	(158.9)
Other assets and liabilities, net	(28.2)	(10.6)	(38.8)
Net cash consideration	$1,404.7	$1,166.3	$2,571.0
Acquisitions Summary
The following summarizes the estimated fair values of the assets acquired and liabilities assumed for all acquisitions consummated during the years ended December 31. Balances presented below reflect final measurement period adjustments ($ in millions):

	2021	2020
Accounts receivable	$51.8	$0.1
Inventories	11.3	26.9
Property, plant and equipment	3.3	5.0
Goodwill	1,838.6	30.9
Other intangible assets, primarily customer relationships, trade names and technology	929.4	9.5
Trade accounts payable	(10.6)	(1.1)
Other assets and liabilities, net	(255.0)	(41.8)
Net cash consideration	$2,568.8	$29.5
Other Acquisition-related Matters

On April 1, 2019 (the “Principal Closing Date”), we acquired the advanced sterilization products business (“ASP”) of Johnson & Johnson, a New Jersey corporation. Prior to our acquisition of ASP, Johnson & Johnson received a Civil Investigative Demand from the United States Department of Justice (“DOJ”) regarding a False Claims Act investigation arising from a whistleblower lawsuit pertaining to the pricing, quality, marketing, and promotion of certain of ASP’s products. Based on the totality of available information at the Principal Closing Date and throughout the applicable measurement period, management allocated $26 million of the $2.7 billion purchase price to a potential liability related to the aforementioned litigation. Following the Principal Closing Date, management continually evaluated the likelihood and magnitude of the asserted claims based on any new information that became available. In the second quarter of 2021, following the unsealing of the whistleblower lawsuit and DOJ’s declination to intervene in the litigation, the plaintiff dismissed the whistleblower lawsuit. Based on these developments, management derecognized the litigation liability from our Consolidated Balance Sheet and recorded as a Gain on litigation resolution of $26 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
During 2019, we acquired Censis Technologies (“Censis”). At the closing date of the purchase of Censis, a contractual liability existed which management allocated to the purchase price and was recorded in our Consolidated Balance Sheet. During the fourth quarter of 2021, that liability was discharged for an amount less than the amount allocated, and the excess was recorded as a Gain on litigation resolution of $3.9 million within Non-operating income (expense), net in our Consolidated Statements of Earnings during the year ended December 31, 2021.
Divestitures
Therapy Physics Divestiture
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for cash consideration of $9.6 million. As a result of the sale, during the year ended December 31, 2022, we recorded a net realized pre-tax gain totaling $0.5 million, net of transaction costs, which is recorded as “Other non-operating expense, net” in the Consolidated Statements of Earnings. The divested business accounted for less than 1.0% of total revenue and less than 0.3% of total assets for the year ended December 31, 2021. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
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
On January 19, 2021, we completed the Debt-for-Equity Exchange of 33.5 million shares of common stock of Vontier, representing all of the Retained Vontier Shares, for $1.1 billion in aggregate principal amount of indebtedness of the Company held by Goldman Sachs & Co., including (i) all $400 million of the Term Loan due March 2021 and (ii) $683.2 million of the Term Loan due May 2021. We recorded a loss on extinguishment of the debt included in the Debt-for-Equity Exchange of $94.4 million in the year ended December 31, 2021. Additionally, during the first quarter of 2021 we recognized a gain of $57.0 million related to the subsequent change in the fair value of the Retained Vontier Shares.
In preparation for and executing the Separation, the Company incurred $84 million in Vontier stand-up and separation-related transaction costs during the years ended December 31, 2020, which were recorded in the Selling, general, and administrative expenses component of Earnings from discontinued operations, net of income taxes in the Consolidated Statements of Earnings. These stand-up and separation-related costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax, legal, and information system functions.
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
The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
Sales	$—	$—	$1,963.4
Cost of sales	—	—	(1,107.3)
Selling, general, and administrative expenses	—	(4.5)	(455.3)
Research and development expenses	—	—	(98.6)
Goodwill impairment	—	—	(85.3)
Interest expense and other	—	0.1	(31.0)
Earnings (loss) before income taxes	—	(4.4)	185.9
Income taxes	—	(1.4)	(24.8)
Earnings from discontinued operations, net of income taxes	$—	$(5.8)	$161.1
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2022	2021
Finished goods	$215.3	$215.4
Work in process	96.4	94.0
Raw materials	225.0	203.3
Total	$536.7	$512.7
As of December 31, 2022 and 2021, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2022	2021
Land and improvements	$54.3	$54.9
Buildings and leasehold improvements	312.3	312.9
Machinery, equipment and other	809.8	706.7
Gross property, plant and equipment	1,176.4	1,074.5
Less: accumulated depreciation	(754.5)	(679.0)
Property, plant and equipment, net	$421.9	$395.5
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 3, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired, less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. We performed both qualitative and quantitative impairment tests for reporting units, as determined to be appropriate.
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
We performed goodwill impairment testing for our reporting units. As of the date of the 2022 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $171.3 million to approximately $4.0 billion. No goodwill impairment charges were recorded for continuing operations for the years ended December 31, 2022, 2021, and 2020, and no “triggering” events have occurred subsequent to the performance of the 2022 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Refer to Note 4 for information on goodwill impairment charges for discontinued operations.

The following is a rollforward of our goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total
Balance, January 1, 2021	$3,268.8	$1,867.9	$2,222.5	$7,359.2
Measurement period adjustments for 2020 acquisitions	0.4	—	(2.7)	(2.3)
Attributable to 2021 acquisitions	873.4	—	969.6	1,843.0
Foreign currency translation and other	(16.6)	(27.9)	(3.4)	(47.9)
Balance, December 31, 2021	4,126.0	1,840.0	3,186.0	9,152.0
Measurement period adjustments for 2021 acquisitions	(5.9)	—	3.7	(2.2)
Attributable to 2022 acquisitions and divestitures	—	0.9	(3.2)	(2.3)
Foreign currency translation and other	(45.7)	(30.7)	(22.6)	(99.0)
Balance, December 31, 2022	$4,074.4	$1,810.2	$3,163.9	$9,048.5
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,127.3	$(581.5)	$1,130.0	$(475.8)
Customer relationships and other intangibles	3,542.6	(1,317.2)	3,571.9	(1,064.4)
Trademarks and trade names	111.1	(11.4)	110.5	(4.2)
Total finite-lived intangibles	4,781.0	(1,910.1)	4,812.4	(1,544.4)
Indefinite-lived intangibles:
Trademarks and trade names	616.5	—	622.2	—
Total intangibles	$5,397.5	$(1,910.1)	$5,434.6	$(1,544.4)
Total intangible amortization expense in 2022, 2021, and 2020 was $382 million, $321 million and $310 million, respectively. Based on the intangible assets recorded as of December 31, 2022, amortization expense is estimated to be $371 million during 2023, $370 million during 2024, $367 million during 2025, $360 million during 2026, and $347 million during 2027.
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

Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Deferred compensation liabilities	—	31.5	—	31.5
December 31, 2021
Deferred compensation liabilities	—	36.0	—	36.0
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
Non-recurring Fair Value Measurements
Certain non-financial assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable. We evaluated events and circumstances that, as of September 30, 2022, indicated the carrying value of an equity investment in a third-party entity held by our Intelligent Operating Solutions segment was no longer recoverable. As a result, during the year ended December 31, 2022, we recorded a pre-tax impairment loss of $8.1 million to write down the investment to fair value. The loss was recorded in “Other non-operating expense, net” in our Consolidated Statement of Earnings.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.7	$1,000.0	$2,151.7	$2,158.3
Long-term debt, net of current maturities	2,251.6	2,078.1	1,807.3	1,978.9
As of December 31, 2022 and December 31, 2021, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
The fair value of the long-term borrowings were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the borrowing. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, and commercial paper approximates their carrying amount due to the short-term maturities of these instruments.
Refer to Note 12 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2022		2021
	Current	Long-term	Current	Long-term
Deferred revenue	$509.6	$38.0	$457.6	$33.8
Compensation and other post-retirement benefits	241.7	48.3	253.2	58.2
Taxes, income and other	132.5	893.5	53.0	1,011.2
Operating lease liabilities	38.4	131.0	44.6	139.9
Sales and product allowances	20.1	—	21.6	—
Warranty	20.0	1.6	23.0	2.2
Claims, including self-insurance and litigation	5.2	14.8	5.6	13.9
Pension obligations	4.4	77.9	4.5	133.9
Other	132.5	18.2	142.2	33.2
Total	$1,104.4	$1,223.3	$1,005.3	$1,426.3
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
The following is a rollforward of our accrued warranty liability ($ in millions):

	2022	2021
Balance, January 1	$25.2	$24.9
Accruals for warranties issued during the year	17.3	17.5
Settlements made	(18.7)	(17.6)
Effect of foreign currency translation	(2.2)	0.4
Balance, December 31	$21.6	$25.2

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
Lease-related balances are presented in the following three line items on the Consolidated Balance Sheet: (i) Other assets; (ii) Accrued expenses and Other current liabilities; and (iii) Other long-term liabilities.
Operating lease cost was $56 million, $60 million, and $60 million for the years ended December 31, 2022, 2021, and 2020, respectively.
During the years ended December 31, 2022 and 2021, cash paid for operating leases included in operating cash flows was $50 million and $53 million, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $32 million and $34 million for the years ended December 31, 2022 and 2021, respectively. Operating lease ROU assets were $162.0 million and $175.6 million as of December 31, 2022 and 2021, respectively.
The following table presents the maturities of our operating lease liabilities as of December 31, 2022 ($ in millions):

2023	$36.2
2024	34.6
2025	26.4
2026	21.7
2027	15.4
Thereafter	52.9
Total lease payments	187.2
Less: imputed interest	(17.8)
Total operating lease liabilities	$169.4
As of December 31, 2022 and 2021, the weighted average lease term of our operating leases was 7 years and 8 years, respectively, and the weighted average discount rate of our operating leases was 3.0% and 2.6%, respectively. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2022, we did not enter into operating leases for which the lease term had not yet commenced.
NOTE 11. FINANCING
The carrying value of the components of our long-term debt as of December 31 were as follows ($ in millions):

	2022	2021
U.S. dollar-denominated commercial paper	$405.0	$365.0
Delayed-Draw Term Loan due 2023	1,000.0	—
Euro Term Loan due 2025	294.4	—
Yen Term Loan due 2025	109.8	—
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Delayed-Draw Term Loan due 2022	—	1,000.0
0.875% senior convertible notes due 2022	—	1,156.5
Long-term debt, principal amounts	3,259.2	3,971.5
Less: aggregate unamortized debt discounts, premiums, and issuance costs	7.9	12.5
Long-term debt, carrying value	3,251.3	3,959.0
Less: current portion of long-term debt	999.7	2,151.7
Long-term debt, net of current maturities	$2,251.6	$1,807.3
Commercial Paper Programs
We periodically issue commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 and 183 days, respectively.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”). As of December 31, 2022, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.

The details of our Commercial Paper Programs as of December 31, 2022 were as follows ($ in millions):

	Carrying value	Weighted average annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$404.4	4.8%	32
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
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2022 as long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Credit Facilities
Revolving Credit Facility
On June 16, 2016, we entered into a five-year $1.5 billion Revolving Credit Facility that expired on June 16, 2021. On November 30, 2018, we entered into an amended and restated agreement extending the availability period of the Revolving Credit Facility to November 30, 2023 and increased the facility to $2.0 billion. On October 18, 2022, we entered into a second amended and restated credit agreement (the “Amended and Restated Credit Agreement”) extending the availability period of the Revolving Credit Facility to October 18, 2027 with an additional two one year extension options at our request and with the consent of the lenders. The Amended and Restated Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Revolving Credit Facility of up to an aggregate additional $1.0 billion.
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
As of December 31, 2022 and December 31, 2021, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

Delayed-Draw Term Loan
On December 16, 2021, we entered into a term loan credit agreement, which provides for a 364-day delayed-draw term loan facility up to an aggregate principal amount of $1.0 billion. We immediately drew down the full $1.0 billion available under the facility as a daily floating LIBOR rate loan (“Delayed-Draw Term Loan Due 2022”) with repayment of the principal due December 15, 2022. The Delayed-Draw Term Loan Due 2022 bore interest at a variable rate equal to the daily LIBOR rate plus a spread of 60 basis points, based on Fortive’s current credit rating. Borrowings under the Delayed-Draw Term Loan facility were prepayable at the Company’s option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
On October 18, 2022, we entered into a term loan credit agreement, which provides for a 364-day delayed-draw term loan facility up to an aggregate principal amount of $1.0 billion. Borrowings under the Delayed-Draw Term Loan facility may be Base Rate Loans, Term Secured Overnight Financing Rate (“Term SOFR”) Loans, or SOFR Daily Floating Rate Loans and bears interest as follows: (1) Term SOFR Loans bear interest at a variable rate equal to Term SOFR plus a Credit Spread Adjustment of 10 basis point plus a spread of between 82.5 and 107.5 basis point, depending on the Company’s long-term credit rating; (2) SOFR Daily Floating Rate Loans, like Term SOFR Loans, bear interest at a variable rate equal to Term SOFR with a one month period plus a Credit Spread Adjustment of 10 basis point plus a spread of between 82.5 and 107.5 basis point, depending on the Company’s long-term credit rating; and (3) Base Rate Loans bear interest at the highest of (a) the Federal funds rate plus 50 basis points, (b) the prime rate, (c) Term SOFR with a one month period plus 100 basis points and (d) 1.0%, plus in each case a margin between zero and 7.5 basis points depending on our long-term debt credit rating.
On December 15, 2022, we drew down the full $1.0 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2023”) as a Term SOFR Loan. The repayment of the principal is due on December 14, 2023. Fortive concurrently repaid the $1.0 billion in outstanding principal of the Delayed-Draw Term Loan due 2022 and accrued interest thereon. Borrowings under the Delayed-Draw Term Loan Due 2023 are prepayable at our option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
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
On January 1, 2022, we adopted ASU 2020-06, as further detailed in Note 2. We reclassified the carrying value of the instrument wholly to debt, eliminating the value formerly attributable to the conversion feature and the associated debt issuance costs that were previously classified as equity.
On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon. We recognized $2.1 million in interest expense during the year ended December 31, 2022, of which $1.3 million related to the contractual coupon rate of 0.875%, $0.8 million was attributable to the amortization of debt issuance costs. We recognized $45 million in interest expense during the year ended December 31, 2021, of which $10 million related to the contractual coupon rate of 0.875%, $6 million was attributable to the amortization of debt issuance costs, and $29 million was attributable to the amortization of the discount.
Registered Notes
As of December 31, 2022, we had outstanding the following senior notes, collectively the “Registered Notes”:
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2022, we were in compliance with all of our covenants.
Other
We made interest payments, including amounts allocated to interest expense from discontinued operations during 2020 of $123 million. We had no interest payments from discontinued operations during 2022 or 2021.

There are $1.0 billion of minimum principal payments due under our total long-term debt during 2023. The future minimum principal payments due are presented in the following table:

	Term Loans	Registered Notes	Total
2023	$1,000.0	$—	$1,000.0
2024	—	—	—
2025	404.2	—	404.2
2026	—	900	900.0
2027	—	—	—
Thereafter	—	550.0	550.0
Total principal payments (a)	$1,404.2	$1,450.0	$2,854.2

(a) Not included in the table above are discounts, net of premiums and issuance costs associated with the Registered Notes and Commercial Paper, which totaled $8 million as of December 31, 2022, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2022. In addition, the table above does not include principal balance of $405 million under the Commercial Paper Program.

NOTE 12. PENSION PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Our U.S. pension plans are frozen, and as such, there are no ongoing benefit accruals associated with the U.S. pension plans. The following describes our significant pension plans as of December 31, 2022 and 2021.

The following sets forth the funded status of our plans and amounts recorded in Accumulated other comprehensive income (loss) as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2022	2021	2022	2021
Change in pension benefit obligation:
Benefit obligation at beginning of year	$46.4	$47.2	$340.8	$371.8
Service cost	—	—	3.5	4.1
Interest cost	1.1	1.0	3.4	2.8
Employee contributions	—	—	1.3	1.3
Benefits paid and other plan costs	(2.2)	(2.1)	(10.1)	(9.8)
Actuarial loss (gain)	(12.2)	(1.4)	(81.0)	(11.7)
Amendments, settlements and curtailments	—	—	(4.6)	(1.5)
Plan acquisitions and other	—	1.7	1.4	1.0
Foreign exchange rate impact	—	—	(24.0)	(17.2)
Benefit obligation at end of year	33.1	46.4	230.7	340.8
Change in plan assets:
Fair value of plan assets at beginning of year	31.9	29.3	223.1	224.4
Actual return on plan assets	(5.7)	3.4	(40.2)	6.7
Employer contributions	1.9	1.3	10.7	10.2
Employee contributions	—	—	1.3	1.4
Amendments and settlements	—	—	(4.7)	(1.2)
Benefits paid and other plan costs	(2.2)	(2.1)	(10.1)	(9.7)
Plan acquisitions and other	—	—	(0.4)	—
Foreign exchange rate impact	—	—	(17.0)	(8.7)
Fair value of plan assets at end of year	25.9	31.9	162.7	223.1
Funded status	$(7.2)	$(14.5)	$(68.0)	$(117.7)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2022 and 2021 is immaterial.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2022	2021	2022	2021
Amounts recorded in the Consolidated Balance Sheets as of December 31
Other assets	$—	$—	$7.1	$6.2
Accrued expenses and other current liabilities	(0.6)	(0.6)	(3.8)	(3.9)
Other long-term liabilities	(6.6)	(13.9)	(71.3)	(120.0)
Net amount	$(7.2)	$(14.5)	$(68.0)	$(117.7)

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2022	2021	2022	2021
Amounts recorded in AOCI as of December 31
Prior service cost	$—	$—	$(2.0)	$(2.4)
Net gain (loss)	1.6	(3.5)	(34.2)	(77.1)
Total pre-tax amount	$1.6	$(3.5)	$(36.2)	$(79.5)

Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2022	2021	2022	2021
Discount rate	5.42%	2.82%	3.94%	1.31%
Rate of compensation increase	N/A	N/A	2.73%	2.43%

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$3.5	$4.1	$4.4
Interest cost	1.1	1.0	1.2	3.4	2.8	4.0
Expected return on plan assets	(1.4)	(1.0)	(1.3)	(5.2)	(5.0)	(5.4)
Amortization of net loss	0.1	0.1	—	2.6	3.9	4.1
Amortization of prior service cost	—	—	—	0.2	0.3	0.3
Net curtailment and settlement loss recognized	—	(0.1)	—	(1.2)	0.2	(0.5)
Net periodic pension cost	$(0.2)	$—	$(0.1)	$3.3	$6.3	$6.9

Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2022	2021	2020	2022	2021	2020
Discount rate	2.82%	2.65%	3.26%	1.31%	0.99%	1.38%
Expected return on plan assets	5.20%	4.32%	4.86%	2.58%	2.34%	2.82%
Rate of compensation increase	N/A	N/A	N/A	2.43%	2.36%	2.44%
The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and are subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 1.25% to 5.20% in 2022, 1.25% to 4.32% in 2021, and 1.25% to 4.86% in 2020. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
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

The fair values of our pension plan assets as of December 31, 2022, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$5.7	$—	$—	$5.7
Mutual funds	—	18.4	—	18.4
Insurance contracts	—	19.9	—	19.9
Total	$5.7	$38.3	$—	$44.0
Investments measured at NAV(a):
Mutual funds				98.6
Other private investments				46.0
Total assets at fair value				$188.6

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
Certain mutual funds, real estate funds, and other private investments are valued using NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment.

Expected Contributions
During 2022, we contributed $2 million and $11 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2023, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $11 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2023	$2.4	$12.3	$14.7
2024	2.4	10.1	12.5
2025	2.5	9.8	12.3
2026	2.5	9.9	12.4
2027	2.6	10.1	12.7
2028-2032	12.5	50.4	62.9
Defined Contribution Plans
We administer and maintain 401(k) programs and contributions to the 401(k) programs are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) programs totaling $60 million in 2022, $57 million in 2021, and $51 million in 2020.
NOTE 13. SALES
We derive revenue primarily from the sales of products and software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $82 million as of December 31, 2022 and $71 million as of December 31, 2021.
Contract Costs — We incur incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and we elected to use the practical expedient to expense these sales commissions as incurred. As of December 31, 2022, we had $42 million in net revenue-related contract assets primarily related to certain software contracts recorded in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheet. Our net revenue-related contract assets at December 31, 2021 were $27 million. These assets have estimated useful lives between 3 and 8 years.
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
Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2022	2021
Deferred revenue - current	$509.6	$457.6
Deferred revenue - noncurrent	38.0	33.8
Total contract liabilities	$547.6	$491.4
In the year ended December 31, 2022, we recognized $363 million of revenue related to our contract liabilities at January 1, 2022. The change in our contract liabilities from December 31, 2021 to December 31, 2022 was primarily due to the timing of billings and recognition as revenue of subscription-based software contracts, PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments as of December 31, 2022 is as follows ($ in millions):

2022
Intelligent Operating Solutions	$576.4
Precision Technologies	55.9
Advanced Healthcare Solutions	73.7
Total remaining performance obligations	$706.0
The majority of remaining performance obligations are related to subscription-based software contracts, and service and support contracts, which we expect to fulfill approximately 80 percent within the next two years, approximately 90 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Disaggregation of revenue for the year ended December 31, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$4,920.1	$2,097.2	$1,820.8	$1,002.1
Sales of services	905.6	368.9	217.4	319.3
Total	$5,825.7	$2,466.1	$2,038.2	$1,321.4

Geographic:
United States	$3,136.8	$1,356.0	$1,026.0	$754.8
China	702.1	217.9	378.6	105.6
All other (each country individually less than 5% of total sales)	1,986.8	892.2	633.6	461.0
Total	$5,825.7	$2,466.1	$2,038.2	$1,321.4

End markets:
Direct sales:(a)
Medical	$1,458.0	$46.5	$167.0	$1,244.5
Industrial & Manufacturing	1,352.0	887.9	437.4	26.7
Utilities & Power	368.9	183.1	185.8	—
Government	471.0	241.3	194.8	34.9
Communication, Electronics & Semiconductor	399.8	96.3	301.6	1.9
Aerospace & Defense	259.7	0.6	259.1	—
Oil & Gas	271.1	262.1	9.0	—
Retail & Consumer	335.7	248.9	86.8	—
Other	657.9	367.8	289.9	0.2
Total direct sales	5,574.1	2,334.5	1,931.4	1,308.2
Distributors	251.6	131.6	106.8	13.2
Total	$5,825.7	$2,466.1	$2,038.2	$1,321.4

(a) Direct Sales also include sales made through third-party distributors to these end markets.

Disaggregation of revenue for the year ended December 31, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$4,496.1	$1,899.8	$1,630.6	$965.7
Sales of services	758.6	269.6	218.3	270.7
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

Geographic:
United States	$2,683.0	$1,118.1	$921.2	$643.7
China	650.7	212.3	321.1	117.3
All other (each country individually less than 5% of total sales)	1,921.0	839.0	606.6	475.4
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

End markets:(a)
Direct sales:
Medical	$1,332.7	$37.7	$138.4	$1,156.6
Industrial & Manufacturing	1,256.9	816.0	416.3	24.6
Utilities & Power	390.2	223.4	166.8	—
Government	389.2	203.8	145.8	39.6
Communication, Electronics & Semiconductor	381.4	118.0	261.5	1.9
Aerospace & Defense	239.0	—	239.0	—
Oil & Gas	262.2	252.1	10.1	—
Retail & Consumer	217.2	129.0	88.2	—
Other	506.3	252.3	253.9	0.1
Total direct sales	4,975.1	2,032.3	1,720.0	1,222.8
Distributors	279.6	137.1	128.9	13.6
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

(a) Direct Sales also include sales made through third-party distributors to these end markets.

Disaggregation of revenue for the year ended December 31, 2020 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,956.7	$1,677.2	$1,445.7	$833.8
Sales of services	677.7	206.5	205.6	265.6
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

Geographic:
United States	$2,436.6	$970.3	$856.0	$610.3
China	534.1	172.0	265.8	96.3
All other (each country individually less than 5% of total sales)	1,663.7	741.4	529.5	392.8
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

End markets:(a)
Direct sales:
Medical	$1,185.2	$39.1	$114.0	$1,032.1
Industrial & Manufacturing	1,057.0	700.2	335.3	21.5
Utilities & Power	357.8	208.3	149.5	—
Government	348.0	170.5	146.3	31.2
Communication, Electronics & Semiconductor	290.9	116.3	172.5	2.1
Aerospace & Defense	250.3	20.4	229.9	—
Oil & Gas	228.6	217.7	10.9	—
Retail & Consumer	171.3	90.4	80.9	—
Other	480.4	225.3	255.1	—
Total direct sales	4,369.5	1,788.2	1,494.4	1,086.9
Distributors	264.9	95.5	156.9	12.5
Total	$4,634.4	$1,883.7	$1,651.3	$1,099.4

(a) Direct Sales also include sales made through third-party distributors to these end markets.

NOTE 14. INCOME TAXES
Earnings and Income Taxes
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
United States	$587.7	$367.4	$1,213.3
International	285.8	310.1	294.4
Total	$873.5	$677.5	$1,507.7

The continuing operations provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
Current:
Federal U.S.	$75.4	$21.5	$59.4
Non-U.S.	85.3	75.0	74.3
State and local	19.7	7.8	19.4
Deferred:
Federal U.S.	(32.8)	(21.9)	(44.1)
Non-U.S.	8.6	(16.9)	(33.0)
State and local	(37.9)	(2.2)	(20.5)
Income tax provision	$118.3	$63.3	$55.5
Effective Income Tax Rate
The continuing operations effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	(1.8)%	0.9%	0.4%
Foreign income taxed at different rates than U.S. statutory rate	0.1%	(4.4)%	(0.5)%
U.S. federal permanent differences related to the TCJA	(7.0)%	(5.6)%	(0.9)%
Compensation related	0.9%	(0.3)%	(0.5)%
Other	0.3%	(0.3)%	(0.2)%
Effective income tax rate before adjustments related to the unrealized gain on the Retained Vontier Shares	13.5%	11.3%	19.3%

Adjustment for the unrealized gain on the Retained Vontier Shares	—%	(2.0)%	(15.6)%
Effective income tax rate after adjustments related to the unrealized gain on the Retained Vontier Shares	13.5%	9.3%	3.7%
Our effective tax rate for 2022 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, an increase to in our uncertain tax positions relating to higher interest rates, and the effect of Russia exit and wind down costs for which no tax benefit was recognized.
Our effective tax rate for 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of the TCJA, U.S. federal permanent differences, the impact of credits and deductions provided by law, earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate, and a permanent difference on the realized gain on our Retained Vontier Shares due to the tax-free treatment of our disposition of the shares through the Debt-for-Equity Exchange that was completed on January 19, 2021. The Debt-for-Equity Exchange included an exchange of all of our Vontier common stock owned as of December 31, 2020.
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
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2022. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We made income tax payments related to continuing operations of $148 million, $103 million, and $95 million during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. Based upon our analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we do not believe the corporate alternative minimum tax will have a material impact on our financial statements.
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated Balance Sheets. Deferred income tax assets and liabilities from continuing operations as of December 31 were as follows ($ in millions):

	2022	2021
Deferred Tax Assets:
Operating lease liabilities	$39.1	$45.6
Inventories	10.4	11.4
Pension benefits	24.4	36.9
Stock-based compensation expense	34.2	29.0
Capitalized expenses	190.7	77.5
Tax credit and loss carryforwards	168.5	214.8
Accruals, prepayments, and other	39.4	59.2
Valuation allowances	(74.6)	(73.7)
Total deferred tax assets	$432.1	$400.7
Deferred Tax Liabilities:
Property, plant and equipment	$(42.9)	$(43.8)
Operating lease right-of-use assets	(36.8)	(42.6)
Insurance, including self-insurance	(205.0)	(157.3)
Goodwill, other intangibles, and other	(779.7)	(854.9)
Total deferred tax liabilities	(1,064.4)	(1,098.6)
Net deferred tax liability	$(632.3)	$(697.9)
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
Deferred taxes associated with U.S. entities from continuing operations consist of net deferred tax liabilities of approximately $615 million and $698 million inclusive of valuation allowances of $39 million and $52 million as of December 31, 2022 and December 31, 2021, respectively. Deferred taxes associated with non-U.S. entities from continuing operations consist of net deferred tax liabilities of $17 million and $0.1 million, inclusive of valuation allowances of $35 million and $21 million, as of December 31, 2022 and December 31, 2021, respectively. Our valuation allowance increased by $1 million and by $27 million during the years ended December 31, 2022 and December 31, 2021, respectively, due primarily to foreign net operating losses in both years and acquired domestic tax attributes in 2021.
As of December 31, 2022, our U.S. and non-U.S. net operating loss carryforwards totaled $1.5 billion, of which $113 million is related to federal net operating loss carryforwards, $752 million is related to state net operating loss carryforwards, and $585 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2022 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $145 million, before applicable valuation allowances of $53 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2023 through 2042. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2022, our U.S. and non-U.S. tax credit carryforwards totaled $24 million, which is primarily related to U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2023 through 2042. As of December 31, 2022, we maintain a $14 million valuation allowance related to certain tax credit carryforwards.
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
As of December 31, 2022, gross unrecognized tax benefits for continuing and discontinued operations were $178 million ($202 million total, including $26 million associated with interest and penalties, and net of the impact of $3 million of indirect tax benefits). As of December 31, 2021, gross unrecognized tax benefits for continuing and discontinued operations were $193 million ($217 million total, including $25 million associated with interest and penalties, and net of the impact of $1 million of indirect tax benefits). We recognized approximately $10 million, $6 million and $10 million in potential interest and penalties associated with uncertain tax positions during 2022, 2021, and 2020, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.

The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2010 to 2022. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020. Some examinations may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2022	2021	2020
Unrecognized tax benefits, beginning of year	$193.0	$200.1	$214.9
Additions based on tax positions related to the current year	6.2	7.9	10.4
Additions for tax positions of prior years	11.2	3.4	16.1
Reductions for tax positions of prior years	(6.3)	(1.4)	(26.5)
Lapse of statute of limitations	(24.4)	(15.6)	(6.1)
Settlements	—	(0.2)	(0.5)
Effect of foreign currency translation	(1.5)	(1.2)	1.7
Separation related adjustments (a)	—	—	(9.9)
Unrecognized tax benefits, end of year	$178.2	$193.0	$200.1

(a) Unrecognized tax benefit reserves decreased in 2020 by $10 million upon separation from Vontier in accordance with the Agreements.
Repatriation and Unremitted Earnings
The TCJA eliminated the U.S. tax cost for qualified repatriation beginning in 2018 but foreign cumulative earnings remain subject to foreign remittance taxes. As of December 31, 2022, we recorded estimated incremental foreign remittance taxes of $24 million on the planned 2023 repatriation of $284 million of previously unremitted earnings from 2022 and prior periods.
The TCJA imposed a final U.S. tax on cumulative earnings from our foreign operations that we have previously made an assertion regarding the amount of such earnings intended for indefinite reinvestment. As of December 31, 2022, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $1.9 billion. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.

NOTE 15. RESTRUCTURING AND OTHER RELATED CHARGES
The nature of our material restructuring and related activities initiated in 2021 and 2020 were broadly consistent throughout our segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to position ourselves to provide superior products and services to our customers in a cost-efficient manner, while taking into consideration the impact of the separation of Vontier and the broad economic uncertainties, including those created by the COVID-19 pandemic. All planned restructuring activities initiated in the 2021 and 2020 plans have been completed by December 31, 2022. We did not initiate material restructuring activities in 2022.
Restructuring and other related charges for the years ended December 31 were as follows ($ in millions):

	2021	2020
Employee severance related	$12.8	$21.1
Facility exit and other related	5.9	5.7
Total restructuring and other related charges	$18.7	$26.8
Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2021	2020
Intelligent Operating Solutions	$7.4	$12.5
Precision Technologies	6.8	9.8
Advanced Healthcare Solutions	4.5	4.5
Total	$18.7	$26.8
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our 2021 restructuring actions ($ in millions):

	Balance as of January 1, 2021	Costs Incurred	Paid/ Settled	Balance as of December 31, 2021	Paid/ Settled	Balance as of December 31, 2022
Employee severance and related	$14.8	$12.8	$(17.5)	$10.1	$(10.1)	$—
Facility exit and other related	0.6	5.9	(5.8)	0.7	(0.7)	—
Total	$15.4	$18.7	$(23.3)	$10.8	$(10.8)	$—
The restructuring and other related charges incurred during 2021 and 2020 were substantially all cash charges. These charges are reflected in the following captions in the Consolidated Statements of Earnings ($ in millions):

	2021	2020
Cost of sales	$2.8	$8.2
Selling, general, and administrative expenses	15.9	18.6
Total	$18.7	$26.8
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
While we maintain workers’ compensation, property, cargo, automobile, crime, fiduciary, product, general, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. We maintain third party insurance policies up to certain limits to cover certain liability costs in excess of predetermined retained amounts. For most insured risks, we purchase outside insurance coverage only for severe losses (stop loss insurance) and reserves must be established and maintained with respect to amounts within the self-insured retention.
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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of both December 31, 2022 and 2021, we had reserves of $6 million, included in Accrued expenses and Other liabilities in the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
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
As of December 31, 2022 and 2021, we had approximately $58 million and $64 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
We have entered into agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2022, the aggregate amount of our purchase obligations totaled $615 million, of which $497 million are expected to be settled within one year of December 31, 2022.
NOTE 17. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 43 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2022, approximately 16.2 million shares of our common stock remain available for issuance under the Stock Plan.
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
RSUs granted under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees generally vest over four or five years, although certain other employees and non-employee directors may be awarded RSUs with different time-based vesting criteria. Certain members of our senior management are also awarded incremental RSUs subject to performance-based vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding.
PSUs granted under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder and will vest at 0% to 200% of the target share amount based on achievement of performance targets. Grants made prior to 2022 are earned based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a performance period of approximately three years. For grants made in 2022, the performance target is based on a mix of both achievement of an internal growth metric and the Company’s total shareholder return ranking, both over a performance period of approximately three years. PSUs issued are subject to an additional holding period of up to two years and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSUs are not considered issued and outstanding.
Other than pursuant to any retirement benefits provided under our Stock Plan, the equity compensation awards granted by the Company generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options, vesting of RSUs and PSUs, and issuances of RSAs, we generally issue shares authorized but previously unissued, although we may instead issue treasury shares; provided, however, that either type of issuance would equally reduce the number of shares available under our Stock Plan.
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
The fair value of RSUs and performance based PSUs is calculated using the closing price of Fortive common stock on the date of grant. RSU’s are further adjusted for the impact of RSUs not having dividend rights prior to vesting. The fair value of market-based PSUs is calculated using a Monte Carlo pricing model. The fair value of the stock options granted is calculated using a Black-Scholes Merton (“Black-Scholes”) option pricing model.

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
The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2022	2021	2020
Stock Awards:
Pretax compensation expense	$60.1	$48.6	$38.6
Income tax benefit	(8.7)	(7.9)	(6.0)
Stock Award expense, net of income taxes	51.4	40.7	32.6
Stock options:
Pretax compensation expense	33.7	28.8	24.0
Income tax benefit	(5.1)	(5.0)	(3.7)
Stock option expense, net of income taxes	28.6	23.8	20.3
Total stock-based compensation:
Pretax compensation expense	93.8	77.4	62.6
Income tax benefit	(13.8)	(12.9)	(9.7)
Total stock-based compensation expense, net of income taxes	$80.0	$64.5	$52.9
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the consolidated financial statements. During the years ended December 31, 2022, 2021, and 2020 we realized an Excess Tax Benefit of $1 million, $10 million, and $13 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2022. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$90.9
Stock options	44.1
Total unrecognized compensation cost	$135.0
Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2022	2021	2020
Risk-free interest rate	1.7% - 3.9%	0.8% - 1.3%	0.3% - 1.5%
Volatility (a)	29.3%	27.2%	21.1%
Dividend yield (b)	0.4%	0.4%	0.4%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

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

The following summarizes option activity under the Stock Plan (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	10.6	50.07
Granted	2.0	69.07
Exercised	(1.5)	36.40
Canceled/forfeited	(0.7)	64.28
Outstanding as of December 31, 2021	10.4	54.81
Granted	2.2	64.76
Exercised	(0.5)	38.19
Canceled/forfeited	(0.8)	65.56
Outstanding as of December 31, 2022	11.3	56.70	6	$99.5
Vested and expected to vest as of December 31, 2022 (a)	11.1	56.57	6	$99.4
Vested as of December 31, 2022	5.7	47.67	4	$97.1

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
Options outstanding as of December 31, 2022 are summarized below (in millions; except price per share and number of years):

	Outstanding			Vested
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$10.67 - $27.26	0.4	$26.72	1	0.4	$26.72
$27.27 - $45.00	2.3	35.29	2	2.3	35.29
$45.01 - $63.40	1.4	51.52	5	1.2	50.20
$63.41 - $67.64	5.5	65.07	8	1.2	64.55
$67.65 - $78.03	1.7	69.60	7	0.6	68.77
Total shares	11.3			5.7
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Stock Plan for the years ended December 31 ($ in millions):

	2022	2021	2020
Aggregate intrinsic value of stock options exercised	$12.4	$55.9	$65.8
Cash receipts from stock options exercised	$17.6	$52.4	$46.7

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2022 and 2021 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2021	2.3	$63.04
Granted	1.1	68.90
Vested	(0.5)	55.78
Forfeited	(0.3)	65.28
Unvested as of December 31, 2021	2.6	66.43
Granted	1.4	64.01
Vested	(0.5)	63.51
Forfeited	(0.4)	64.01
Unvested as of December 31, 2022	3.1	66.00

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
We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2022:
First quarter	$0.07	$25.1
Second quarter	0.07	24.9
Third quarter	0.07	24.8
Fourth quarter	0.07	24.7
Total	$0.28	$99.5

2021:
First quarter	$0.07	$23.7
Second quarter	0.07	23.7
Third quarter	0.07	25.2
Fourth quarter	0.07	25.1
Total	$0.28	$97.7

The sum of the components of total dividends paid may not equal the total amount due to rounding.
Aggregate cash payments for the dividends paid to shareholders are recorded as dividends to shareholders in our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows.

Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the year ended December 31, 2022, the Company purchased 7 million shares of its common stock at an average share price of $63.25. As of December 31, 2022, there were 13 million shares remaining for repurchase under the program.
Subsequent Events
On January 24, 2023 we declared a regular quarterly cash dividend of $0.07 per share payable on March 31, 2023 to common stockholders of record on February 24, 2023.
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
For the years ended December 31, 2022, 2021, and 2020, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 7.3 million shares, 0.3 million shares, and 4.9 million shares, respectively. The impact of our MCPS calculated under the if-converted method was dilutive for the year ended December 31, 2020, and therefore the 19.9 million shares were included in the calculation of diluted EPS.

As described in Note 11, upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. As described in Note 2, prior to our adoption of ASU 2020-06 on January 1, 2022, we accounted for the conversion feature under the treasury stock method in our calculation of EPS since we intended and had the ability to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. Because the fair value of our common stock was below the conversion price, the Convertible Notes had no impact on our earnings per share for the year ended December 31, 2021. Upon adopting ASU 2020-06 on January 1, 2022, we accounted for the Convertible Notes under the if-converted method in our calculation of diluted EPS, as required under the new guidance.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net earnings from continuing operations	$755.2	$614.2	$1,452.2
Mandatory convertible preferred stock cumulative dividends	—	(34.5)	(69.0)
Net earnings attributable to common stockholders from continuing operations used in basic earnings per share	$755.2	$579.7	$1,383.2
Add-back: Mandatory convertible preferred stock cumulative dividends (“if-converted” method)	—	—	69.0
Add-back: Convertible note interest add-back (“if-converted” method)	1.8	—	—
Net earnings attributable to common stockholders from continuing operations and assumed conversions used in diluted earnings per share	$757.0	$579.7	$1,452.2

Denominator
Weighted average common shares outstanding used in basic earnings per share	356.4	349.0	337.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.8	3.3	1.7
Conversion of convertible notes (if converted method)	1.6	—	—
Assumed conversion of outstanding mandatory convertible preferred stock	—	—	19.9
Weighted average common shares outstanding used in diluted earnings per share	360.8	352.3	359.0

Net earnings from continuing operations per common share - Basic	$2.12	$1.66	$4.10
Net earnings from continuing operations per common share - Diluted	$2.10	$1.65	$4.05

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

Segment results are shown below ($ in millions):

	Year Ended December 31
	2022	2021	2020
Sales:
Intelligent Operating Solutions	$2,466.1	$2,169.4	$1,883.7
Precision Technologies	2,038.2	1,848.9	1,651.3
Advanced Healthcare Solutions	1,321.4	1,236.4	1,099.4
Total	$5,825.7	$5,254.7	$4,634.4

Operating Profit:
Intelligent Operating Solutions	$519.4	$408.5	$317.8
Precision Technologies	491.3	408.0	321.7
Advanced Healthcare Solutions	107.9	101.9	2.1
Other	(113.3)	(105.6)	(102.2)
Russia exit and wind down costs (a)	(17.9)	—	—
Total	$987.4	$812.8	$539.4

Segment assets:
Intelligent Operating Solutions	$6,583.1	$6,769.3	$5,662.1
Precision Technologies	2,983.3	2,994.2	2,979.7
Advanced Healthcare Solutions	5,498.5	5,737.4	4,309.8
Total segment assets	15,064.9	15,500.9	12,951.6
Other	825.7	964.6	3,069.5
Assets of Discontinued Operations	—	—	30.4
Total assets	$15,890.6	$16,465.5	$16,051.5

Depreciation and amortization:
Intelligent Operating Solutions	$218.3	$187.8	$179.1
Precision Technologies	37.7	41.6	43.0
Advanced Healthcare Solutions	205.8	161.7	159.7
Other	3.8	4.4	2.2
Total	$465.6	$395.5	$384.0

Capital expenditures, gross:
Intelligent Operating Solutions	$36.7	$16.7	$26.1
Precision Technologies	29.6	21.4	17.4
Advanced Healthcare Solutions	17.0	6.4	20.1
Other	12.5	5.5	12.1
Total	$95.8	$50.0	$75.7

(a) Refer to Note 1 for further detail on Russia exit and wind down costs.

Operations in Geographic Areas:

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales:
United States	$3,136.8	$2,683.0	$2,436.6
China	702.1	650.7	534.1
All other (each country individually less than 5% of total sales)	1,986.8	1,921.0	1,663.7
Total	$5,825.7	$5,254.7	$4,634.4

Property, plant and equipment, net:
United States	$303.1	$291.3	$304.6
Switzerland	20.5	23.1	30.2
All other (each country individually less than 5% of total property, plant and equipment, net)	98.3	81.1	87.2
Total	$421.9	$395.5	$422.0

NOTE 20. RELATED-PARTY TRANSACTIONS
All transactions with related parties are executed in the ordinary course of business.
Beginning during the third quarter of 2022, CommonSpirit Health met the criteria for recognition as a related party due to CommonSpirit’s chief executive officer’s participation on Fortive’s Board of Directors. We entered into transactions in the ordinary course of business with CommonSpirit Health and made sales of approximately $10.6 million in 2022.
We enter into transactions in the ordinary course of business with Danaher. During 2021 and 2020, we had two board members on both our Board of Directors and Danaher’s Board of Directors, which resulted in Danaher meeting the criteria for recognition as a related party. During 2022, Danaher no longer met the criteria for recognition of a related party. In the period in which Danaher met the criteria as a related party, we made sales of approximately $13 million and $13 million to Danaher in 2021 and 2020, respectively and purchases of approximately $14 million and $12 million in 2021 and 2020, respectively.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in Item 8. Financial Statements and Supplementary Data, under the headings “Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Directors and Corporate Governance in the Proxy Statement for our 2023 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, Pay versus Performance Disclosure and Director Compensation in the Proxy Statement for our 2023 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Ownership of Our Stock, and Equity Compensation Plan Information in the Proxy Statement for our 2023 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance - Director Independence and Certain Relationships and Related Transactions in the Proxy Statement for our 2023 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2023 annual meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements, including the report of independent registered public accounting firm (PCAOB ID: 42), are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 105 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	112

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 13, 2020 (Commission File Number: 1-37654)

3.1	Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form10-Q for the quarter ended July 1, 2022 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on November 8, 2022 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2	Description of Securities

10.1
Second Amended and Restated Credit Agreement, dated as of October 18, 2022, among Fortive Corporation, Bank of America, N.A., as Administrative Agent and USD Swing Line Lender, Bank of America, N.A., London Branch, as Alternative Currency Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on October 20, 2022 (Commission File Number: 1-37654)

10.2	364-Day Term Loan Credit Agreement, dated as of October 18, 2022, among Fortive Corporation, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K filed on October 20, 2022 (Commission File Number: 1-37654)

10.3	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.15 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.4	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the year ended April 1, 2022 (Commission File Number: 1-37654)

10.5	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.6	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.7	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.9	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.10	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.11	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.12	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.13	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.14	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.15	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.16	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021 (Commission File Number: 1-37654

10.17	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.18	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form*	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.19	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.20	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Stacey Walker*	Incorporated by reference from Exhibit 10.34 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.21	Offer of Employment Letter, dated January 25, 2021 between TGA Employment Services LLC and Patrick Murphy*	Incorporated by reference from Exhibit 10.8 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.22	Offer of Employment Letter, dated July 12, 2021 between TGA Employment Services LLC and Olumide Soroye*	Incorporated by reference from Exhibit 10.26 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File Number: 1-37654)

10.23	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Earnings for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (vi) Notes to Consolidated Financial Statements.
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

FORTIVE CORPORATION

Date: February 28, 2023	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 28, 2023
Alan G. Spoon
Chairman of the Board

/s/ ERIC BRANDERIZ	February 28, 2023
Eric Branderiz
Director

/s/ DANIEL L. COMAS	February 28, 2023
Daniel L. Comas
Director

/s/ SHARMISTHA DUBEY	February 28, 2023
Sharmistha Dubey
Director

/s/ REJJI P. HAYES	February 28, 2023
Rejji P. Hayes
Director

/s/ WRIGHT LASSITER III	February 28, 2023
Wright Lassiter III
Director

/s/ JAMES A. LICO	February 28, 2023
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 28, 2023
Kate D. Mitchell
Director

/s/ JEANNINE P. SARGENT	February 28, 2023
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 28, 2023
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 28, 2023
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(a)	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2022:
Allowances deducted from asset accounts
Allowance for credit losses	$39.7	$14.0	$(0.7)	$—	$(9.1)	$43.9

Year Ended December 31, 2021:
Allowances deducted from asset accounts
Allowance for credit losses	$42.5	$7.1	$(0.7)	$2.0	$(11.2)	$39.7

Year Ended December 31, 2020:
Allowances deducted from asset accounts
Allowance for credit losses	$26.4	$7.1	$1.2	$11.5	$(3.7)	$42.5

(a) Amounts are related to businesses acquired. In addition, the year ended December 31, 2020 includes an increase in the allowance for trade accounts receivables of $11.5 million recognized upon the adoption of ASU 2016-13 on January 1, 2020.