Form 10-Q
period 2023-03-31
Fortive Corp
filed 2023-04-26
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 21, 2023 was 353,549,934.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$672.8	$709.2
Trade accounts receivable less allowance for doubtful accounts of $41.2 at March 31, 2023 and $43.9 at December 31, 2022	940.7	958.5
Inventories:
Finished goods	234.8	215.3
Work in process	103.6	96.4
Raw materials	231.8	225.0
Inventories	570.2	536.7
Prepaid expenses and other current assets	271.6	272.6
Total current assets	2,455.3	2,477.0

Property, plant and equipment, net of accumulated depreciation of $772.7 at March 31, 2023 and $754.5 at December 31, 2022	425.6	421.9
Other assets	470.0	455.8
Goodwill	9,057.1	9,048.5
Other intangible assets, net	3,396.8	3,487.4
Total assets	$15,804.8	$15,890.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$999.8	$999.7
Trade accounts payable	593.0	623.0
Accrued expenses and other current liabilities	1,037.3	1,104.4
Total current liabilities	2,630.1	2,727.1

Other long-term liabilities	1,204.4	1,223.3
Long-term debt	2,094.6	2,251.6
Commitments and Contingencies (Note 8)

Equity:
Common stock: $0.01 par value, 2.0 billion shares authorized; 362.2 million issued and 353.5 million outstanding at March 31, 2023; 361.5 million issued and 352.9 million outstanding at December 31, 2022	3.6	3.6
Additional paid-in capital	3,730.5	3,706.3
Treasury shares, at cost	(442.9)	(442.9)
Retained earnings	6,891.0	6,742.1
Accumulated other comprehensive loss	(312.3)	(325.7)
Total Fortive stockholders’ equity	9,869.9	9,683.4
Noncontrolling interests	5.8	5.2
Total stockholders’ equity	9,875.7	9,688.6
Total liabilities and equity	$15,804.8	$15,890.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Sales of products and software	$1,236.6	$1,152.7
Sales of services	224.1	223.8
Total sales	1,460.7	1,376.5

Cost of product and software sales	(488.1)	(465.1)
Cost of service sales	(124.4)	(119.4)
Total cost of sales	(612.5)	(584.5)

Gross profit	848.2	792.0
Operating costs:
Selling, general and administrative expenses	(507.7)	(480.6)
Research and development expenses	(100.1)	(99.1)
Operating profit	240.4	212.3
Non-operating income (expense), net:
Interest expense, net	(32.1)	(18.8)
Other non-operating expense, net	(2.5)	(2.7)
Earnings before income taxes	205.8	190.8
Income taxes	(32.2)	(25.7)
Net earnings	$173.6	$165.1

Net earnings per share:
Basic	$0.49	$0.46
Diluted	$0.49	$0.45
Average common stock and common equivalent shares outstanding:
Basic	353.6	359.3
Diluted	356.5	368.4

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net earnings	$173.6	$165.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	13.4	(39.4)
Pension adjustments	—	0.5
Total other comprehensive income (loss), net of income taxes	13.4	(38.9)
Comprehensive income	$187.0	$126.2
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	173.6	—	—
Dividends to common shareholders	—	—	—	—	(24.7)	—	—
Other comprehensive income	—	—	—	—	—	13.4	—
Common stock-based award activity	0.8	—	36.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(12.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, March 31, 2023	353.5	$3.6	$3,730.5	$(442.9)	$6,891.0	$(312.3)	$5.8

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2021	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	165.1	—	—
Dividends to common shareholders	—	—	—	—	(25.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(38.9)	—
Common stock-based award activity	0.5	—	23.8	—	—	—	—
Common stock repurchases	(1.0)	—	—	(63.8)	—	—	—
Shares withheld for taxes	(0.2)	—	(9.0)	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	0.5
Balance, April 1, 2022	358.4	$3.6	$3,619.1	$(63.8)	$6,226.4	$(223.9)	$5.3

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net earnings	$173.6	$165.1
Noncash items:
Amortization	92.4	96.3
Depreciation	20.4	21.5
Stock-based compensation expense	26.7	19.9
Change in trade accounts receivable, net	21.5	(1.4)
Change in inventories	(33.6)	(43.2)
Change in trade accounts payable	(32.3)	19.2
Change in prepaid expenses and other assets	(16.3)	(31.4)
Change in accrued expenses and other liabilities	(78.0)	(31.2)
Net cash provided by operating activities	174.4	214.8

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(24.8)	(18.8)
Cash paid for acquisitions, net of cash received	—	0.9
Net cash used in investing activities	(24.8)	(17.9)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(159.3)	930.7
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	—	(63.8)
Payment of dividends	(24.7)	(25.1)
All other financing activities	(3.1)	(17.9)
Net cash used in financing activities	(187.1)	(332.6)

Effect of exchange rate changes on cash and equivalents	1.1	0.7
Net change in cash and equivalents	(36.4)	(135.0)
Beginning balance of cash and equivalents	709.2	819.3
Ending balance of cash and equivalents	$672.8	$684.3
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
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2022 and the footnotes (“Notes”) thereto included within our 2022 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results for the full year.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. During the second quarter of 2022, our ¥14.4 billion Yen-denominated term loan and our €275 million Euro-denominated term loan were designated as net investment hedges of our investment in applicable foreign operations.
During the three month period ended March 31, 2023, we recognized after-tax foreign currency transaction losses of $1.7 million on the debt that was deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three month period ended March 31, 2023.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended March 31, 2023:
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	13.4	—		13.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.1	(b)	0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—		—
Net current period other comprehensive income (loss), net of income taxes	13.4	—		13.4
Balance, March 31, 2023	$(288.0)	$(24.3)		$(312.3)

For the Three Months Ended April 1, 2022:
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(39.4)	—		(39.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.6	(b)	0.6
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(39.4)	0.5		(38.9)
Balance, April 1, 2022	$(162.1)	$(61.8)		$(223.9)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12 in our most recently filed Form 10-K for additional details).
Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are reported in the Consolidated Condensed Balance Sheet adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three month period ending March 31, 2023, the activity was immaterial.
Restructuring
We initiated a discrete plan in the first quarter of 2023 focused on improvements in our operational efficiency, which is expected to be completed by December 31, 2023. The nature of these activities were broadly consistent throughout our segments and consist of targeted workforce reductions and facility consolidations or closures in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. The total restructuring charges we expect to recognize under this discrete plan are approximately $25 to $30 million, with charges of $17.6 million incurred in the first quarter, which primarily related to employee severance. These charges are included in Cost of Sales and Selling, general, and administrative expenses in the Consolidated Condensed Statement of

Earnings. Accrued restructuring costs were $13.4 million as of March 31, 2023 and were included within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
Convertible Senior Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (“Convertible Notes”), including $187.5 million in aggregate principal amount resulting from an exercise in full of an over-allotment option. The Convertible Notes were issued in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. Upon adopting Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), on January 1, 2022, we accounted for the Convertible Notes under the if-converted method in our calculation of diluted EPS, as required under the new guidance.
On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
Recently Issued Accounting Standard
The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. Any recently issued ASUs were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s result of operations, financials position or cash flows.
NOTE 2. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2022	$4,074.4	$1,810.2	$3,163.9	$9,048.5
Foreign currency translation and other	6.6	1.4	0.6	8.6
Balance, March 31, 2023	$4,081.0	$1,811.6	$3,164.5	$9,057.1
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Deferred compensation liabilities	$—	$35.4	$—	$35.4
December 31, 2022
Deferred compensation liabilities	—	31.5	—	31.5
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within selling, general and administrative in the Consolidated Condensed Statements of Earnings.
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
We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three month period ended March 31, 2023, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.8	$1,000.0	$999.7	$1,000.0
Long-term debt, net of current maturities	2,094.6	1,952.7	2,251.6	2,078.1
As of March 31, 2023 and December 31, 2022, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 4. FINANCING
The components of our debt were as follows ($ in millions):

	March 31, 2023	December 31, 2022
U.S. dollar-denominated commercial paper	$245.0	$405.0
Delayed-Draw Term Loan due 2023	1,000.0	1,000.0
Euro Term Loan due 2025	298.1	294.4
Yen Term Loan due 2025	108.4	109.8
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Long-term debt, principal amounts	3,101.5	3,259.2
Less: aggregate unamortized debt discounts, premiums, and issuance costs	7.1	7.9
Long-term debt, carrying value	3,094.4	3,251.3
Less: current portion of long-term debt	999.8	999.7
Long-term debt, net of current maturities	$2,094.6	$2,251.6
Refer to Note 11 of our 2022 Annual Report on Form 10-K for further details of our debt financing.
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

The details of our outstanding Commercial Paper Programs as of March 31, 2023 were as follows ($ in millions):

	Carrying value	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$244.9	4.98%	30
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 31, 2023, no borrowings were outstanding under the Revolving Credit Facility.
We classified our borrowings outstanding under the Commercial Paper Programs as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
NOTE 5. SALES
We derive revenue primarily from the sale of products, including software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products, software, or services.
Product sales include revenue from the sale of products and equipment, which includes our software and SaaS product offerings and equipment rentals. Service sales include revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, services related to previously sold products, and software implementation services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $96 million as of March 31, 2023 and $82 million as of December 31, 2022. Contract assets are recorded in Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.

Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of March 31, 2023 and December 31, 2022, we had $44 million and $42 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded in the Prepaid expenses and other current assets and Other assets line items in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to subscription-based software contracts, PCS and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is included in Accrued expenses and other current liabilities and the noncurrent portion of deferred revenue is included in Other long-term liabilities in our Consolidated Condensed Balance Sheets.
Our contract liabilities consisted of the following ($ in millions):

	March 31, 2023	December 31, 2022
Deferred revenue - current	$497.2	$509.6
Deferred revenue - noncurrent	38.9	38.0
Total contract liabilities	$536.1	$547.6
During the three month period ended March 31, 2023, we recognized revenue related to our contract liabilities at December 31, 2022 of $175 million. The change in our contract liabilities from December 31, 2022 to March 31, 2023 was primarily due to the timing of billings and recognition as revenue of subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

March 31, 2023
Intelligent Operating Solutions	$576.2
Precision Technologies	55.9
Advanced Healthcare Solutions	67.0
Total remaining performance obligations	$699.1
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 80 percent within the next two years, approximately 95 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three month periods ended March 31, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,236.6	$537.4	$460.3	$238.9
Sales of services	224.1	94.7	55.2	74.2
Total	$1,460.7	$632.1	$515.5	$313.1

Geographic:
United States	$771.5	$340.1	$251.3	$180.1
China	181.4	64.9	92.2	24.3
All other (each country individually less than 5% of total sales)	507.8	227.1	172.0	108.7
Total	$1,460.7	$632.1	$515.5	$313.1

End markets:(a)
Direct sales:
Healthcare	$339.4	$10.9	$34.5	$294.0
Industrial & Manufacturing	353.2	228.3	118.2	6.7
Utilities & Power	98.9	47.3	51.6	—
Government	111.1	61.8	40.9	8.4
Communications, Electronics & Semiconductor	105.9	25.6	79.6	0.7
Aerospace & Defense	67.6	0.1	67.5	—
Oil & Gas	70.3	65.9	4.4	—
Retail & Consumer	82.9	62.3	20.6	—
Other	170.1	95.0	75.1	—
Total direct sales	1,399.4	597.2	492.4	309.8
Distributors	61.3	34.9	23.1	3.3
Total	$1,460.7	$632.1	$515.5	$313.1

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three month periods ended April 1, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,152.7	$500.5	$410.6	$241.6
Sales of services	223.8	87.1	51.8	84.9
Total	$1,376.5	$587.6	$462.4	$326.5

Geographic:
United States	$739.9	$321.9	$234.0	$184.0
China	145.4	47.9	69.3	28.2
All other (each country individually less than 5% of total sales)	491.2	217.8	159.1	114.3
Total	$1,376.5	$587.6	$462.4	$326.5

End markets:(a)
Direct sales:
Healthcare	$353.3	$10.3	$37.1	$305.9
Industrial & Manufacturing	321.9	211.1	103.7	7.1
Utilities & Power	86.3	43.0	43.3	—
Government	105.7	51.6	44.7	9.4
Communications, Electronics & Semiconductor	87.8	23.8	63.4	0.6
Aerospace & Defense	55.4	0.1	55.3	—
Oil & Gas	64.8	62.3	2.5	—
Retail & Consumer	81.2	63.7	17.5	—
Other	153.9	87.5	66.3	0.1
Total direct sales	1,310.3	553.4	433.8	323.1
Distributors	66.2	34.2	28.6	3.4
Total	$1,376.5	$587.6	$462.4	$326.5

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.
NOTE 6. INCOME TAXES
Our effective tax rates for the three month period ended March 31, 2023 was 15.7%, as compared to 13.5%, for the three month period ended April 1, 2022. The year-over-year increase in the effective tax rate for the three month period ended March 31, 2023 as compared to the three month period ended April 1, 2022 was primarily due to uncertain tax position reserves released during the three month period ending April 1, 2022.
Our effective tax rates for the three month periods ended March 31, 2023 and April 1, 2022, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. Based upon our analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we believe that the corporate alternative minimum tax will not have a material impact on our financial statements in 2023.

NOTE 7. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of March 31, 2023, approximately 14 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan refer to Note 17 of our 2022 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Stock Awards:
Pretax compensation expense	$18.1	$12.7
Income tax benefit	(2.6)	(1.7)
Stock Award expense, net of income taxes	15.5	11.0
Stock options:
Pretax compensation expense	8.6	7.2
Income tax benefit	(1.2)	(1.0)
Stock option expense, net of income taxes	7.4	6.2
Total stock-based compensation:
Pretax compensation expense	26.7	19.9
Income tax benefit	(3.8)	(2.7)
Total stock-based compensation expense, net of income taxes	$22.9	$17.2
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of March 31, 2023. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$142.6
Stock options	64.2
Total unrecognized compensation cost	$206.8

NOTE 8. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively, in our 2022 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three month period ending March 31, 2023, warranty related activity was immaterial.
Leases
Operating lease cost for the three month periods ended March 31, 2023 and April 1, 2022 was $12 million and $15 million, respectively. During the three month periods ended March 31, 2023 and April 1, 2022, cash paid for operating leases included in operating cash flows was $12 million and $14 million, respectively. Right-of-use (“ROU”) assets obtained in exchange for operating lease obligations were $4 million and $2 million during the three month periods ended March 31, 2023 and April 1, 2022, respectively. Operating lease ROU assets were $155 million and $162 million as of March 31, 2023 and December 31, 2022, respectively. Operating lease liabilities were $162 million and $169 million as of March 31, 2023 and December 31, 2022, respectively. Operating lease ROU assets and operating lease liabilities are reported on the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and Other current liabilities and Other long-term liabilities, respectively.
NOTE 9. NET EARNINGS PER SHARE
Basic net EPS is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed conversion of 0.875% Convertible Notes and associated issuance of shares under the if-converted method, while outstanding in 2022, and the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three month periods ended March 31, 2023 and April 1, 2022 were 2.9 million and 3.1 million, respectively.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 31, 2023	April 1, 2022
Numerator
Net earnings	$173.6	$165.1
Convertible note interest add-back (if converted method)	—	1.8
Diluted Net Earnings	$173.6	$166.9

Denominator
Weighted average common shares outstanding used in basic earnings per share	353.6	359.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.9	2.7
Conversion of convertible notes (if converted method)	—	6.4
Weighted average common shares outstanding used in diluted earnings per share	356.5	368.4

Net earnings per common share - Basic	$0.49	$0.46
Net earnings per common share - Diluted	$0.49	$0.45

We declared and paid cash dividends per common share for the periods as presented below.

	Dividend Per Common Share	Amount ($ in millions)
2023:
First quarter	$0.07	$24.7
Total	$0.07	$24.7

2022:
First quarter	$0.07	$25.1
Total	$0.07	$25.1

* The sum of the components of total dividends paid may not equal the total amount due to rounding.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the three month period ended March 31, 2023, the Company made no repurchases under the plan. During the three month period ended April 1, 2022, the Company purchased 1 million shares of its common stock at an average share price of $63.74. As of March 31, 2023, there were 13 million shares remaining for repurchase under the program.
NOTE 10. SEGMENT INFORMATION
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
Our segment results are as follows ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Sales:
Intelligent Operating Solutions	$632.1	$587.6
Precision Technologies	515.5	462.4
Advanced Healthcare Solutions	313.1	326.5
Total	$1,460.7	$1,376.5
Operating Profit:
Intelligent Operating Solutions	$133.5	$107.0
Precision Technologies	122.7	101.4
Advanced Healthcare Solutions	16.3	28.0
Other	(32.1)	(24.1)
Total Operating Profit	240.4	212.3
Interest expense, net	(32.1)	(18.8)
Other non-operating expense, net	(2.5)	(2.7)
Earnings before income taxes	$205.8	$190.8

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated financial statements included in our 2022 Annual Report on Form 10-K. Our MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including impact of inflation or interest rate changes; impact of geopolitical events, including the impact of Ukraine/Russia conflict and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
Risk Related to Our Business Operations
•Conditions in the global economy, the markets we serve, and the financial markets and banking systems may adversely affect our business and financial statements.

•If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays and inefficiencies.
•Our financial results are subject to fluctuations in the cost and availability of commodities or components that we use in our operations.
•The spread of, and the remedial efforts related to, COVID-19 in certain key jurisdictions on supply chain, labor force, and the operations of our customers, suppliers, and vendors are continuing to have an adverse impact on our business and results of operations.
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
•Potential indemnification liabilities to Vontier Corporation (“Vontier”) pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
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
•Climate change, or related governmental initiatives, including legal or regulatory measures, may negatively affect us.
Risk Related to Our Tax and Accounting Matters
•Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
•We could incur significant liability if our separation from Danaher, our separation of our Automation and Specialty business or our separation of Vontier (collectively, the “Separation Transactions”) are determined to be a taxable transaction.
•Changes in U.S. GAAP could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
Risk Related to Our Financing Activities
•We have incurred a significant amount of debt, and our debt obligations, including the cost of such debt, will increase further if we incur additional debt and do not retire existing debt, our credit rating declines, or if the applicable interest rates rise.
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Non-GAAP Measures
In this report, references to sales from existing businesses refer to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired and divested businesses and (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition and the effect of purchase accounting adjustments, less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Restructuring
We initiated a discrete plan in the first quarter of 2023 focused on improvements in our operational efficiency, which is expected to be completed by December 31, 2023. The nature of these activities were broadly consistent throughout our segments and consist of targeted workforce reductions and facility consolidations or closures in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. The total restructuring charges we expect to recognize under this discrete plan are approximately $25 to $30 million, with charges of $17.6 million incurred in the first quarter, which primarily related to employee severance. These charges are included in Cost of Sales and Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings. Accrued restructuring costs were $13.4 million as of March 31, 2023 and were included within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
Business Performance and Outlook
Business Performance For the Period Ended March 31, 2023
During the three month period ended March 31, 2023 (“the quarter” or the “first quarter”) our sales increased by 6.1% from existing businesses, partially offset primarily by unfavorable movements in foreign exchange rates. Year-over-year sales from existing businesses increased 8.8%, reflecting continued strong demand across end markets, favorable pricing and focused execution on service and delivery.
Geographically, in the first quarter, year-over-year sales from existing businesses in developed markets increased mid-single-digit, with growth driven by mid-single-digit growth in North America and high single-digit growth in Western Europe. Sales from existing businesses in high growth markets increased year-over-year in the first quarter at a high-teens rate, driven by low thirties growth in China and low double-digit growth in Latin America.
In addition to increased volumes, year-over-year price increases contributed 4.6% to sales growth during the quarter, as compared to the comparable period in 2022 and is reflected as a component of the change in sales from existing businesses. In the first quarter, price increases exceeded inflation impacts on purchased materials.
Supply chain issues persisted in the quarter, resulting in lingering challenges with logistics, material availability and absenteeism. We continue to apply the Fortive Business System (“FBS”) to help mitigate the impact of these challenges and to serve our customers. We anticipate that the disruptions which began with the pandemic will continue to impact future periods.
Outlook
We anticipate revenue growth to be between 1.5% and 3.5% for the second fiscal quarter of 2023, and 3.0% and 4.5% for the full 2023 fiscal year. We anticipate growth from existing businesses to be between 2.5% and 4.5% for the second quarter and 4.0% and 5.5% for the full year.

We expect that foreign exchange rates will remain volatile throughout the year and could create unfavorable results relative to foreign exchange rates in 2022. Additionally, this outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chains including the availability of electronic components, inflationary pressures, the impact of the Russia Ukraine Conflict, market conditions in key product segments and elective surgery rates. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures.
We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including the lingering societal impact of the pandemic, continued geopolitical conflict, global inflation, potential adverse global economic trends and sentiments, monetary and fiscal policies, including impact on our cost of capital, the stability of U.S. and international banking systems, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”).
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the first quarter as compared to the comparable period of 2022:
Components of Sales Growth

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	6.1%
Existing businesses (Non-GAAP)	8.8%
Acquisitions and divestitures (Non-GAAP)	(0.4)%
Currency exchange rates (Non-GAAP)	(2.3)%
Operating Profit Margins
Operating profit margin was 16.5% for the quarter, yielding an increase of 110 basis points as compared to 15.4% in the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses, which were partially offset by higher employee compensation, investments in R&D, sales and marketing and unfavorable foreign exchange rates — favorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 70 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower in the first quarter than those recognized during the comparable period in 2022 — favorable 60 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — favorable 10 basis points
•The year-over-year effect of costs relating to the formal restructuring plan in 2023 — unfavorable 120 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Intelligent Operating Solutions	$632.1	$587.6
Precision Technologies	515.5	462.4
Advanced Healthcare Solutions	313.1	326.5
Total	$1,460.7	$1,376.5

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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$632.1	$587.6
Operating profit	133.5	107.0
Depreciation	8.4	9.5
Amortization	46.0	46.2
Operating profit as a % of sales	21.1%	18.2%
Depreciation as a % of sales	1.3%	1.6%
Amortization as a % of sales	7.3%	7.9%
Components of Sales Growth

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	7.6%
Existing businesses (Non-GAAP)	9.7%
Currency exchange rates (Non-GAAP)	(2.1)%
Year-over-year sales from existing businesses increased 9.7% during the quarter, as compared to the comparable period of 2022. The year-over-year results were driven by price increases and strong demand for test and measurement instrumentation, gas detection offerings and software and service offerings in facility and asset lifecycle applications.
Geographically, sales from existing businesses in developed markets increased in the quarter by mid-single-digits, driven by mid-single-digit growth in North America and mid-single-digit growth in Western Europe. Sales in high growth markets increased by mid-twenties, driven by mid-forties growth in China, as well as high single-digit growth in Latin America, and mid-teens growth in Other Asia.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 5.6% to sales growth during the quarter, as compared to the comparable period of 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 290 basis points during the quarter as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volume from existing businesses and gains from productivity measures were partially offset by higher employee compensation costs, unfavorable foreign exchange rates and growth investments in R&D, sales and marketing— favorable 300 basis points
•The year-over-year effect of amortization from existing businesses — favorable 60 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were lower than those recognized during the comparable period in 2022 — favorable 110 basis points
•The year-over-year effect of costs relating to the formal restructuring plan in 2023 — unfavorable 180 basis points
PRECISION TECHNOLOGIES
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
Precision Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$515.5	$462.4
Operating profit	122.7	101.4
Depreciation	6.0	6.0
Amortization	1.1	3.6
Operating profit as a % of sales	23.8%	21.9%
Depreciation as a % of sales	1.2%	1.3%
Amortization as a % of sales	0.2%	0.8%
Components of Sales Growth

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	11.5%
Existing businesses (Non-GAAP)	13.7%
Currency exchange rates (Non-GAAP)	(2.2)%
Year-over-year sales from existing businesses increased 13.7% during the quarter, as compared to the comparable period of 2022. The year-over-year results were driven by price increases, strong performance in our test and measurement business, and improved production execution with our energetic materials product line.
Geographically, sales from existing businesses in developed markets increased by high single-digits in the quarter, driven by high single-digit growth in North America and low double-digit growth in Western Europe. Sales in high growth markets increased by high twenties in the first quarter driven by high thirties growth in China as well as mid-single-digit growth in Other Asia.
Year-over-year price increases in our Precision Technologies segment contributed 4.9% to sales growth for the quarter, as compared to the comparable period of 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 190 basis points for the quarter as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Higher year-over-year increases in price and volume, partially offset by higher employee compensation costs and unfavorable exchange rates — favorable 190 basis points
•The year-over-year effect of amortization from existing businesses — favorable 60 basis points
•The year-over-year effect of costs relating to the formal restructuring plan in 2023 — unfavorable 60 basis points
ADVANCED HEALTHCARE SOLUTIONS
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

Advanced Healthcare Solutions Financial Data

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$313.1	$326.5
Operating profit	16.3	28.0
Depreciation	5.1	4.7
Amortization	45.3	46.5
Operating profit as a % of sales	5.2%	8.6%
Depreciation as a % of sales	1.6%	1.4%
Amortization as a % of sales	14.5%	14.2%
Components of Sales Growth

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 period
Total revenue growth (GAAP)	(4.1)%
Existing businesses (Non-GAAP)	0.1%
Acquisitions and divestitures (Non-GAAP)	(1.7)%
Currency exchange rates (Non-GAAP)	(2.5)%
Year-over-year sales from existing businesses increased 0.1% during the quarter, as compared to the comparable period of 2022. The year-over-year results in the quarter were driven by price increases and higher software revenue, which were mostly offset by reduced volume for sterilization products in North America and China, supply issues with quality assurance equipment and reduced demand for system design and related services.
Geographically in the quarter, sales from existing businesses increased by low single-digit in developed markets driven by slight growth in North America and mid-single-digit growth in Western Europe. In high growth markets, sales from existing businesses declined by mid-single-digit, driven by a high single-digit decline China.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 2.2% to sales growth during the quarter, as compared to the comparable period of 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 340 basis points during the quarter, as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses was offset by reductions in volume, unfavorable product mix, higher employee compensation and material costs, sales and marketing costs and unfavorable changes in foreign exchange rates — unfavorable 300 basis points
•The year-over-year effect of amortization from existing businesses — unfavorable 25 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower in the quarter than those recognized in the comparable period in 2022 — favorable 40 basis points
•The year-over-year effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 45 basis points
•The year-over-year effect of costs relating to the formal restructuring plan in 2023 — unfavorable 100 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$1,460.7	$1,376.5
Cost of sales	(612.5)	(584.5)
Gross profit	$848.2	$792.0
Gross profit margin	58.1%	57.5%
The year-over-year increase in gross profit during the quarter, as compared to the comparable period of 2022, is due primarily to year-over-year increases in price and sales volumes, and productivity gains from FBS, partially offset by higher employee compensation costs, the unfavorable impact of changes in foreign currency exchange rates, unfavorable product mix and restructuring charges.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$1,460.7	$1,376.5
Selling, general and administrative (“SG&A”)	507.7	480.6
Research and development (“R&D”)	100.1	99.1
SG&A as a % of sales	34.8%	34.9%
R&D as a % of sales	6.9%	7.2%
SG&A increased during the quarter, as compared to the comparable period of 2022 due to increased employee compensation expenses, customer acquisition and marketing costs and restructuring costs, partially offset by the impact of changes in currency exchange rates.
On a year-over-year basis, SG&A represented as a percentage of sales, decreased 10 basis points during the first quarter due to leverage on SG&A costs, which grew at a slower rate than our sales.
R&D, consisting principally of internal and contract engineering personnel costs, increased slightly during the first quarter, as compared to the comparable period of 2022 due to ongoing investment in innovation and key initiatives and higher employee compensation costs. On a year-over-year basis, R&D expenses represented as a percentage of sales decreased by 30 basis points in the first quarter given R&D grew at a slower rate than our sales.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 4 to the consolidated condensed financial statements.
Net interest expense for the quarter was $32 million as compared to $19 million in the comparable period in 2022. The year-over-year increase in interest expense was due to higher interest rates incurred on floating rate debt instruments, despite overall lower debt balances.
INCOME TAXES
Our effective tax rates for the three month period ended March 31, 2023 was 15.7%, as compared to 13.5%, for the three month period ended April 1, 2022. The year-over-year increase in the effective tax rate for the three month period ended March 31, 2023 as compared to the three month period ended April 1, 2022 was primarily due to uncertain tax position reserves released during the three month period ending April 1, 2022.
Our effective tax rates for the three month periods ended March 31, 2023 and April 1, 2022, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. Based upon our analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we believe that the corporate alternative minimum tax will not have a material impact on our financial statements in 2023.

COMPREHENSIVE INCOME
Comprehensive income increased by $61 million during the first quarter as compared to the comparable period in 2022 due primarily to favorable changes in foreign currency translation adjustments of $53 million, and an increase in net income.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of available cash, our revolving credit facility, and access to commercial paper, bank loans, and capital markets, will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
We have generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”).
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 31, 2023, no borrowings were outstanding under the Revolving Credit Facility.
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
We continue to monitor the financial markets, the stability of U.S and international banks and general global economic conditions. If changes in financial markets or other areas of the economy adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Net cash provided by operating activities	$174.4	$214.8

Payments for additions to property, plant and equipment	$(24.8)	$(18.8)
Cash paid for acquisitions, net of cash received	—	0.9
Net cash used in investing activities	$(24.8)	$(17.9)

Net proceeds from (repayments of) commercial paper borrowings	$(159.3)	$930.7
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	—	(63.8)
Payment of dividends	(24.7)	(25.1)
All other financing activities	(3.1)	(17.9)
Net cash used in financing activities	$(187.1)	$(332.6)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.

Operating cash flows were $174 million during the quarter, representing a decrease of 40 million, or 19%, as compared to the comparable period of 2022. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increases of $10 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, and Stock-based compensation).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable used $44 million of cash during the quarter as compared to using $25 million in the comparable period of 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses and other liabilities used $94 million of cash in the year-to-date period as compared to using $63 million of cash in the comparable period of 2022. The year-over-year changes were driven by timing differences related to contract liabilities, tax payments, and employee compensation and benefits.
Investing Activities
Cash flows from investing activities, consisting primarily of capital expenditures and cash paid for acquisitions, decreased $7 million during the first quarter, as compared to the comparable period of 2022. The increase in investing cash flows was primarily due to a year-over-year increase in capital expenditures of approximately $6 million.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the current year, we expect capital spending to be approximately $90-110 million, although actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayment of debt and commercial paper, payments of cash dividends to shareholders and share repurchases.
In the first quarter of 2023, financing activities used cash of $187 million, reflecting the following transactions:
•Incurred $159 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 4.98% and a weighted average maturity of approximately 30 days.
•Dividend payments to common shareholders totaling $25 million.
In the comparable 2022 period, financing activities used cash of $333 million, reflecting the following transaction:
•Incurred $931 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 0.91% and a weighted average remaining maturity of approximately 39 days.
•Repurchased 1,000,000 shares for approximately $64 million under our share repurchase program.
•Made dividend payments to common shareholders totaling $25 million.
•On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
Refer to Note 4 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of March 31, 2023, we held approximately $673 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less and yielded insignificant interest income during the first quarter. Approximately 90% of the $673 million in cash and equivalents was held outside of the United States.
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
As of March 31, 2023, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the first quarter to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2022 Annual Report on Form 10-K. There were no material changes during the three month period ended March 31, 2023 to the information reported in our 2022 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the first quarter.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2022 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2023 to the risk factors reported in the “Risk Factors” section of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions, with 13 million shares remaining authorized under the share repurchase program as of March 31, 2023. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the quarter ended March 31, 2023, the Company did not repurchase any of its common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 1-37654).

3.2
Amended and Restated Bylaws of Fortive Corporation (incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K, filed on November 8, 2022 (Commission File No. 1-37654).

10.1
Fortive Corporate Executive Officer Cash Severance Policy (incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 2, 2023 (Commission File No. 1-37654)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Condensed Statements of Earnings for the three month periods ended March 31, 2023 and April 1, 2022, (iii) Consolidated Condensed Statements of Comprehensive Income for the three month periods ended March 31, 2023 and April 1, 2022, (iv) Consolidated Condensed Statement of Changes in Equity for the three month periods ended March 31,

2023 and April 1, 2022, (v) Consolidated Condensed Statements of Cash Flows for the three month periods ended March 31, 2023 and April 1, 2022, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 26, 2023	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 26, 2023	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer