Form 10-Q
period 2023-06-30
Fortive Corp
filed 2023-07-26
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 21, 2023 was 352,024,375.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$712.8	$709.2
Trade accounts receivable less allowance for doubtful accounts of $40.4 at June 30, 2023 and $43.9 at December 31, 2022	935.2	958.5
Inventories:
Finished goods	231.2	215.3
Work in process	105.2	96.4
Raw materials	224.8	225.0
Inventories	561.2	536.7
Prepaid expenses and other current assets	265.4	272.6
Total current assets	2,474.6	2,477.0

Property, plant and equipment, net of accumulated depreciation of $789.2 at June 30, 2023 and $754.5 at December 31, 2022	425.9	421.9
Other assets	474.3	455.8
Goodwill	9,051.9	9,048.5
Other intangible assets, net	3,304.0	3,487.4
Total assets	$15,730.7	$15,890.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$999.9	$999.7
Trade accounts payable	585.6	623.0
Accrued expenses and other current liabilities	999.5	1,104.4
Total current liabilities	2,585.0	2,727.1

Other long-term liabilities	1,195.7	1,223.3
Long-term debt	1,978.2	2,251.6
Commitments and Contingencies (Note 8)

Equity:
Common stock: $0.01 par value, 2.0 billion shares authorized; 362.7 million issued and 351.9 million outstanding at June 30, 2023; 361.5 million issued and 352.9 million outstanding at December 31, 2022	3.6	3.6
Additional paid-in capital	3,778.7	3,706.3
Treasury shares, at cost	(572.0)	(442.9)
Retained earnings	7,075.4	6,742.1
Accumulated other comprehensive loss	(319.9)	(325.7)
Total Fortive stockholders’ equity	9,965.8	9,683.4
Noncontrolling interests	6.0	5.2
Total stockholders’ equity	9,971.8	9,688.6
Total liabilities and equity	$15,730.7	$15,890.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales of products and software	$1,290.8	$1,229.4	$2,527.4	$2,382.1
Sales of services	235.6	233.9	459.7	457.7
Total sales	1,526.4	1,463.3	2,987.1	2,839.8

Cost of product and software sales	(500.1)	(508.3)	(985.2)	(973.4)
Cost of service sales	(120.9)	(121.5)	(248.3)	(240.9)
Total cost of sales	(621.0)	(629.8)	(1,233.5)	(1,214.3)

Gross profit	905.4	833.5	1,753.6	1,625.5
Operating costs:
Selling, general and administrative expenses	(514.0)	(484.9)	(1,021.7)	(965.5)
Research and development expenses	(100.1)	(100.1)	(200.2)	(199.2)
Russia exit and wind down costs	—	(16.2)	—	(16.2)
Operating profit	291.3	232.3	531.7	444.6
Non-operating income (expense), net:
Interest expense, net	(33.1)	(21.0)	(65.2)	(39.8)
Other non-operating expense, net	(7.8)	(3.1)	(10.3)	(5.8)
Earnings before income taxes	250.4	208.2	456.2	399.0
Income taxes	(41.4)	(35.2)	(73.6)	(60.9)
Net earnings	$209.0	$173.0	$382.6	$338.1

Net earnings per share:
Basic	$0.59	$0.48	$1.08	$0.94
Diluted	$0.59	$0.48	$1.07	$0.93
Average common stock and common equivalent shares outstanding:
Basic	353.0	357.4	353.3	358.3
Diluted	355.5	359.8	356.0	364.2

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net earnings	$209.0	$173.0	$382.6	$338.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(7.4)	(118.6)	6.0	(158.0)
Pension adjustments	(0.2)	0.4	(0.2)	0.9
Total other comprehensive income (loss), net of income taxes	(7.6)	(118.2)	5.8	(157.1)
Comprehensive income	$201.4	$54.8	$388.4	$181.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	173.6	—	—
Dividends to common shareholders	—	—	—	—	(24.7)	—	—
Other comprehensive income	—	—	—	—	—	13.4	—
Common stock-based award activity	0.8	—	36.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(12.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, March 31, 2023	353.5	$3.6	$3,730.5	$(442.9)	$6,891.0	$(312.3)	$5.8
Net earnings for the period	—	—	—	—	209.0	$—	$—
Dividends to common shareholders	—	—	—	—	(24.6)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(7.6)	—
Common stock-based award activity	0.5	—	52.3	—	—	—	—
Common stock repurchases	(2.0)	—	—	(129.1)	—	—	—
Shares withheld for taxes	(0.1)	—	(4.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 30, 2023	351.9	$3.6	$3,778.7	$(572.0)	$7,075.4	$(319.9)	$6.0

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2021	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	165.1	—	—
Dividends to common shareholders	—	—	—	—	(25.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(38.9)	—
Common stock-based award activity	0.5	—	23.8	—	—	—	—
Common stock repurchases	(1.0)	—	—	(63.8)	—	—	—
Shares withheld for taxes	(0.2)	—	(9.0)	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	0.5
Balance, April 1, 2022	358.4	$3.6	$3,619.1	$(63.8)	$6,226.4	$(223.9)	$5.3
Net earnings for the period	—	—	—	—	173.0	—	—
Dividends to common shareholders	—	—	—	—	(24.9)	—	—
Other comprehensive income	—	—	—	—	—	(118.2)	—
Common stock-based award activity	0.2	—	32.7	—	—	—	—
Common stock repurchases	(3.0)	—	—	(179.1)	—	—	—
Shares withheld for taxes	—	—	(0.6)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.2)
Balance, July 1, 2022	355.6	$3.6	$3,651.2	$(242.9)	$6,374.5	$(342.1)	$5.1
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net earnings	$382.6	$338.1
Noncash items:
Amortization	184.2	192.1
Depreciation	42.1	41.9
Stock-based compensation expense	55.7	45.0
Russia exit and wind down costs	—	9.2
Change in trade accounts receivable, net	26.0	(37.7)
Change in inventories	(27.4)	(50.7)
Change in trade accounts payable	(36.4)	40.1
Change in prepaid expenses and other assets	(13.1)	(39.2)
Change in accrued expenses and other liabilities	(118.3)	(29.6)
Net cash provided by operating activities	495.4	509.2

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(45.8)	(37.1)
Proceeds from sale of property	4.9	—
Cash paid for acquisitions, net of cash received	—	(1.6)
Net cash used in investing activities	(40.9)	(38.7)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(268.6)	481.3
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	397.0
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	(129.1)	(242.9)
Payment of dividends	(49.3)	(50.0)
All other financing activities	5.6	(11.8)
Net cash used in financing activities	(441.4)	(582.9)

Effect of exchange rate changes on cash and equivalents	(9.5)	(24.0)
Net change in cash and equivalents	3.6	(136.4)
Beginning balance of cash and equivalents	709.2	819.3
Ending balance of cash and equivalents	$712.8	$682.9
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
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results for the full year.
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products.
In the three and six-month periods ended July 1, 2022, the Company recorded pre-tax charges of $16.2 million primarily relating to the write-off of net assets, the write-off of the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Condensed Consolidated Statements of Earnings. The exit activities were completed in 2022 and we did not incur additional charges in 2023.
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
We recognized after-tax foreign currency transaction gains of $5.1 million and $3.6 million, respectively, during the three-month periods ended June 30, 2023 and July 1, 2022, and gains of $3.4 million and $3.6 million, respectively, during the six-month periods ended June 30, 2023 and July 1, 2022, on the debt that was deferred in the foreign currency translation component of Accumulated other comprehensive income (loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six-month periods ended June 30, 2023 and July 1, 2022.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended June 30, 2023:
Balance, March 31, 2023	$(288.0)	$(24.3)		$(312.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(7.4)	—		(7.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	(0.5)	(b)	(0.5)
Income tax impact	—	0.3		0.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.2)		(0.2)
Net current period other comprehensive income (loss), net of income taxes	(7.4)	(0.2)		(7.6)
Balance, June 30, 2023	$(295.4)	$(24.5)		$(319.9)

For the Three Months Ended July 1, 2022:
Balance, April 1, 2022	$(162.1)	$(61.8)		$(223.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(121.3)	—		(121.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	2.7	0.5	(b)	3.2
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	2.7	0.4		3.1
Net current period other comprehensive income (loss), net of income taxes	(118.6)	0.4		(118.2)
Balance, July 1, 2022	$(280.7)	$(61.4)		$(342.1)

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Six Months Ended June 30, 2023:
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	6.0	—		6.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	(0.4)	(b)	(0.4)
Income tax impact	—	0.2		0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.2)		(0.2)
Net current period other comprehensive income (loss)	6.0	(0.2)		5.8
Balance, June 30, 2023	$(295.4)	$(24.5)		$(319.9)

For the Six Months Ended July 1, 2022:
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(160.7)	—		(160.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	2.7	1.1	(b)	3.8
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	2.7	0.9		3.6
Net current period other comprehensive income (loss)	(158.0)	0.9		(157.1)
Balance, July 1, 2022	$(280.7)	$(61.4)		$(342.1)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12 in our most recently filed Form 10-K for additional details).
Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are reported in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and six-month periods ending June 30, 2023 and July 1, 2022, the activity was immaterial.
Restructuring
We initiated a discrete plan in the first quarter of 2023 that is expected to be completed by December 31, 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and six-month periods ended June 30, 2023, we incurred charges of $10.7 million and $28.3 million, respectively. These charges are included in Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $14.2 million as of June 30, 2023 and are included within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets. The total restructuring charges we expect to recognize during the year ending December 31, 2023 under this discrete plan are approximately $30 to $35 million.
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
NOTE 2. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

Balance,	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2022	$4,074.4	$1,810.2	$3,163.9	$9,048.5
Foreign currency translation and other	13.5	(5.1)	(5.0)	3.4
Balance, June 30, 2023	$4,087.9	$1,805.1	$3,158.9	$9,051.9
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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Deferred compensation liabilities	$—	$37.5	$—	$37.5
December 31, 2022
Deferred compensation liabilities	—	31.5	—	31.5
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
We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and six-month periods ended June 30, 2023, and recorded no material impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$999.9	$1,000.0	$999.7	$1,000.0
Long-term debt, net of current maturities	1,978.2	1,824.4	2,251.6	2,078.1
As of June 30, 2023 and December 31, 2022, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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

NOTE 4. FINANCING
The components of our debt were as follows ($ in millions):

	June 30, 2023	December 31, 2022
U.S. dollar-denominated commercial paper	$135.0	$405.0
Delayed-Draw Term Loan due 2023	1,000.0	1,000.0
Euro Term Loan due 2025	300.0	294.4
Yen Term Loan due 2025	99.8	109.8
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Long-term debt, principal amounts	2,984.8	3,259.2
Less: aggregate unamortized debt discounts, premiums, and issuance costs	6.7	7.9
Long-term debt, carrying value	2,978.1	3,251.3
Less: current portion of long-term debt	999.9	999.7
Long-term debt, net of current maturities	$1,978.2	$2,251.6
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

The details of our outstanding Commercial Paper Programs as of June 30, 2023 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$134.8	5.39%	17
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 30, 2023, no borrowings were outstanding under the Revolving Credit Facility.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $97 million as of June 30, 2023 and $82 million as of December 31, 2022. Contract assets are recorded in Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of June 30, 2023 and December 31, 2022, we had $48 million and $42 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded in the Prepaid expenses and other current assets and Other assets line items in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	June 30, 2023	December 31, 2022
Deferred revenue - current	$495.4	$509.6
Deferred revenue - noncurrent	41.5	38.0
Total contract liabilities	$536.9	$547.6
During the three and six-month periods ended June 30, 2023, we recognized revenue related to our contract liabilities at December 31, 2022 of $113 million and $288 million. The change in our contract liabilities from December 31, 2022 to June 30, 2023 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

June 30, 2023
Intelligent Operating Solutions	$565.8
Precision Technologies	54.7
Advanced Healthcare Solutions	58.4
Total remaining performance obligations	$678.9
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 75 percent within the next two years, approximately 90 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three-month period ended June 30, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,290.8	$546.4	$481.0	$263.4
Sales of services	235.6	106.7	56.4	72.5
Total	$1,526.4	$653.1	$537.4	$335.9

Geographic:
United States	$827.8	$362.0	$273.2	$192.6
China	178.9	58.6	94.1	26.2
All other (each country individually less than 5% of total sales)	519.7	232.5	170.1	117.1
Total	$1,526.4	$653.1	$537.4	$335.9

End markets:(a)
Direct sales:
Healthcare	$359.6	$11.6	$35.3	$312.7
Industrial & Manufacturing	357.8	232.6	117.8	7.4
Utilities & Power	104.6	46.3	58.3	—
Government	132.9	77.2	47.0	8.7
Communications, Electronics & Semiconductor	97.4	23.3	73.4	0.7
Aerospace & Defense	76.3	0.2	76.1	—
Oil & Gas	71.6	67.6	4.0	—
Retail & Consumer	84.4	62.1	22.3	—
Other	181.6	100.1	81.5	—
Total direct sales	1,466.2	621.0	515.7	329.5
Distributors	60.2	32.1	21.7	6.4
Total	$1,526.4	$653.1	$537.4	$335.9

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three-month period ended July 1, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,229.4	$534.2	$444.7	$250.5
Sales of services	233.9	95.9	54.4	83.6
Total	$1,463.3	$630.1	$499.1	$334.1

Geographic:
United States	$779.0	$341.1	$249.6	$188.3
China	182.7	56.1	101.6	25.0
All other (each country individually less than 5% of total sales)	501.6	232.9	147.9	120.8
Total	$1,463.3	$630.1	$499.1	$334.1

End markets:(a)
Direct sales:
Healthcare	$369.8	$13.2	$41.3	$315.3
Industrial & Manufacturing	341.9	227.4	107.7	6.8
Utilities & Power	94.0	47.9	46.1	—
Government	110.1	60.5	41.4	8.2
Communications, Electronics & Semiconductor	102.1	26.3	75.4	0.4
Aerospace & Defense	64.7	0.2	64.5	—
Oil & Gas	68.6	65.8	2.8	—
Retail & Consumer	84.4	60.6	23.8	—
Other	158.5	90.1	68.4	—
Total direct sales	1,394.1	592.0	471.4	330.7
Distributors	69.2	38.1	27.7	3.4
Total	$1,463.3	$630.1	$499.1	$334.1

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the six-month period ended June 30, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,527.4	$1,083.8	$941.3	$502.3
Sales of services	459.7	201.4	111.6	146.7
Total	$2,987.1	$1,285.2	$1,052.9	$649.0

Geographic:
United States	$1,599.3	$702.1	$524.5	$372.7
China	360.3	123.5	186.3	50.5
All other (each country individually less than 5% of total sales)	1,027.5	459.6	342.1	225.8
Total	$2,987.1	$1,285.2	$1,052.9	$649.0

End markets:(a)
Direct sales:
Healthcare	$699.0	$22.5	$69.8	$606.7
Industrial & Manufacturing	711.0	460.9	236.0	14.1
Utilities & Power	203.5	93.6	109.9	—
Government	244.0	139.0	87.9	17.1
Communications, Electronics & Semiconductor	203.3	48.9	153.0	1.4
Aerospace & Defense	143.9	0.3	143.6	—
Oil & Gas	141.9	133.5	8.4	—
Retail & Consumer	167.3	124.4	42.9	—
Other	351.7	195.1	156.6	—
Total direct sales	2,865.6	1,218.2	1,008.1	639.3
Distributors	121.5	67.0	44.8	9.7
Total	$2,987.1	$1,285.2	$1,052.9	$649.0

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the six-month period ended July 1, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,382.1	$1,034.7	$855.3	$492.1
Sales of services	457.7	183.0	106.2	168.5
Total	$2,839.8	$1,217.7	$961.5	$660.6

Geographic:
United States	$1,518.9	$663.0	$483.6	$372.3
China	328.1	104.0	170.9	53.2
All other (each country individually less than 5% of total sales)	992.8	450.7	307.0	235.1
Total	$2,839.8	$1,217.7	$961.5	$660.6

End markets:(a)
Direct sales:
Healthcare	$723.1	$23.5	$78.4	$621.2
Industrial & Manufacturing	663.8	438.5	211.4	13.9
Utilities & Power	180.3	90.9	89.4	—
Government	215.8	112.1	86.1	17.6
Communications, Electronics & Semiconductor	189.9	50.1	138.8	1.0
Aerospace & Defense	120.1	0.3	119.8	—
Oil & Gas	133.4	128.1	5.3	—
Retail & Consumer	165.6	124.3	41.3	—
Other	312.4	177.6	134.7	0.1
Total direct sales	2,704.4	1,145.4	905.2	653.8
Distributors	135.4	72.3	56.3	6.8
Total	$2,839.8	$1,217.7	$961.5	$660.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.
NOTE 6. INCOME TAXES
Our effective tax rates for the three and six-month period ended June 30, 2023 were 16.5% and 16.1%, respectively, as compared to 16.9% and 15.3%, respectively, for the three and six-month period ended July 1, 2022. The decrease in the effective tax rate for the three-month period ended June 30, 2023 as compared to the three-month period ended July 1, 2022 was primarily due to effect of Russia exit and wind down costs for which no tax benefit was recognized during the three-month period ending July 1, 2022. The increase in the effective tax rate for the six-month period ended June 30, 2023 as compared to the six-month period ended July 1, 2022 was primarily due to uncertain tax position reserves released during the six-month period ending July 1, 2022.
Our effective tax rates for the three and six-month periods ended June 30, 2023, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions implements a 15% corporate alternative minimum tax. Based upon our current analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we believe the 15% corporate minimum tax will not have a material impact on our financial statements during 2023.

NOTE 7. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of June 30, 2023, approximately 14 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan refer to Note 17 of our 2022 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Stock Awards:
Pretax compensation expense	$19.9	$16.0	$38.0	$28.7
Income tax benefit	(2.7)	(3.0)	(5.3)	(4.7)
Stock Award expense, net of income taxes	17.2	13.0	32.7	24.0
Stock options:
Pretax compensation expense	9.1	9.1	17.7	16.3
Income tax benefit	(1.3)	(1.4)	(2.5)	(2.4)
Stock option expense, net of income taxes	7.8	7.7	15.2	13.9
Total stock-based compensation:
Pretax compensation expense	29.0	25.1	55.7	45.0
Income tax benefit	(4.0)	(4.4)	(7.8)	(7.1)
Total stock-based compensation expense, net of income taxes	$25.0	$20.7	$47.9	$37.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of June 30, 2023. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$53.3
Stock options	121.5
Total unrecognized compensation cost	$174.8

NOTE 8. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively, in our 2022 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the six-month periods ending June 30, 2023 and July 1, 2022, warranty related activity was immaterial.
Leases
Operating lease cost for the three-month periods ended June 30, 2023 and July 1, 2022 was $12 million and $14 million, respectively. Operating lease costs for the six-month periods ended June 30, 2023 and July 1, 2022 was $24 million and $29 million, respectively. During the six-month periods ended June 30, 2023 and July 1, 2022, cash paid for operating leases included in operating cash flows was $24 million and $26 million, respectively. Right-of-use (“ROU”) assets obtained in exchange for operating lease obligations were $18 million and $6 million during the six-month periods ended June 30, 2023 and July 1, 2022, respectively. Operating lease ROU assets were $158 million and $162 million as of June 30, 2023 and December 31, 2022, respectively. Operating lease liabilities were $166 million and $169 million as of June 30, 2023 and December 31, 2022, respectively. Operating lease ROU assets and operating lease liabilities are reported on the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and Other current liabilities and Other long-term liabilities, respectively.
NOTE 9. NET EARNINGS PER SHARE
Basic net EPS is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed conversion of 0.875% Convertible Notes and associated issuance of shares under the if-converted method, while outstanding in 2022, and the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for both the three and six-month periods ended June 30, 2023 were 2.7 million, and were 7.7 million and 7.5 million for the three and six-month periods ended July 1, 2022, respectively.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator
Net earnings	$209.0	$173.0	$382.6	$338.1
Convertible note interest add-back (if converted method)	—	—	—	1.8
Diluted Net Earnings	$209.0	$173.0	$382.6	$339.9

Denominator
Weighted average common shares outstanding used in basic earnings per share	353.0	357.4	353.3	358.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.5	2.4	2.7	2.7
Conversion of convertible notes (if converted method)	—	—	—	3.2
Weighted average common shares outstanding used in diluted earnings per share	355.5	359.8	356.0	364.2

Net earnings per common share - Basic	$0.59	$0.48	$1.08	$0.94
Net earnings per common share - Diluted	$0.59	$0.48	$1.07	$0.93

We declared and paid cash dividends per common share for the periods as presented below.

	Dividend Per Common Share	Amount ($ in millions)
2023:
First quarter	$0.07	$24.7
Second quarter	0.07	24.6
Total	$0.14	$49.3

2022:
First quarter	$0.07	$25.1
Second quarter	0.07	24.9
Total	$0.14	$50.0

* The sum of the components of total dividends paid may not equal the total amount due to rounding.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the three and six-month periods ended June 30, 2023, the Company purchased 2 million shares of its common stock at an average price of $64.54. During the three and six-month periods ended July 1, 2022, the Company purchased 3 million and 4 million shares of its common stock at an average share price of $59.71 and $60.71, respectively. As of June 30, 2023, there were 11 million shares remaining for repurchase under the program.

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
Our segment results are as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales:
Intelligent Operating Solutions	$653.1	$630.1	$1,285.2	$1,217.7
Precision Technologies	537.4	499.1	1,052.9	961.5
Advanced Healthcare Solutions	335.9	334.1	649.0	660.6
Total	$1,526.4	$1,463.3	$2,987.1	$2,839.8
Operating Profit:
Intelligent Operating Solutions	$161.7	$129.9	$295.2	$236.9
Precision Technologies	136.3	115.3	259.0	216.7
Advanced Healthcare Solutions	25.9	28.1	42.2	56.1
Other	(32.6)	(24.8)	(64.7)	(48.9)
Russia exit and wind down costs	—	(16.2)	—	(16.2)
Total Operating Profit	291.3	232.3	531.7	444.6
Interest expense, net	(33.1)	(21.0)	(65.2)	(39.8)
Other non-operating expense, net	(7.8)	(3.1)	(10.3)	(5.8)
Earnings before income taxes	$250.4	$208.2	$456.2	$399.0

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
•Any resurgence in the spread of COVID-19 and the corresponding constraints on supply chain, labor force, and the operations of our customers, suppliers, and vendors could have an adverse impact on our business and results of operations.
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
•Our businesses are subject to extensive regulation, including healthcare regulations; failure to comply with those regulations could adversely affect our financial statements and reputation.
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
Restructuring
We initiated a discrete plan in the first quarter of 2023 that is expected to be completed by December 31, 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and six-month periods ended June 30, 2023, we incurred charges of $10.7 million and $28.3 million, respectively. These charges are included in Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $14.2 million as of June 30, 2023 and are included within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets. The total restructuring charges we expect to recognize during the year ending December 31, 2023 under this discrete plan are approximately $30 to $35 million.
Business Performance and Outlook
Business Performance For the Period Ended June 30, 2023
During the three and six-month periods ended June 30, 2023 (“the quarter” or the “second quarter” and “year-to-date period”, respectively), our sales increased by 4.3% and 5.2%, respectively. Year-over-year sales from existing businesses increased 5.5% and 7.1% during the second quarter and year-to-date period, respectively, reflecting favorable pricing, increased demand across many of our end markets and focused execution on service and delivery.
Geographically, in the second quarter, year-over-year sales from existing businesses in developed markets increased mid-single-digits, driven by high single-digit growth in North America and slight growth in Western Europe. Sales from existing businesses in high growth markets increased year-over-year in the second quarter at a low single-digit rate, driven by low single-digit growth in China and mid-twenties growth in India. In the year-to-date period, year-over-year sales from existing businesses in developed markets increased mid-single-digits, driven by mid-single-digit growth in both North America and Western Europe. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period at a low double-digit rate, driven by mid-teens growth in China, low-thirties growth in India, and mid-single-digit growth in Latin America.
Price increases contributed 5.0% and 4.8% to sales growth during the second quarter and year-to-date period, as compared to the comparable periods in 2022 and is reflected as a component of the change in sales from existing businesses. In both the second quarter and year-to-date period, price increases exceeded inflation impacts on purchased materials.
Despite lingering supply chain challenges which impacted our output in the second quarter and the year-to-date period, we have experienced an improvement in our operating results on a year-over-year basis. We continue to apply the Fortive Business System (“FBS”) to help mitigate the impact of these challenges and to serve our customers.
Outlook
We anticipate revenue growth to be between 3.5% and 4.5% for the third quarter of 2023, and 4.0% and 5.0% for the full 2023 year. We anticipate growth from existing businesses to be between 3.5% and 4.5% for the third quarter and 5.0% and 6.0% for the full year.

We expect foreign exchange rates to remain volatile throughout the year which could adversely impact our financial results in 2023. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, macroeconomic conditions in the United States and other critical regions, ongoing challenges with global logistics and supply chains including the availability of electronic components, disruption in supply or transportation resulting from severe weather events or our vendors experiencing work stoppage from their unionized employees, impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize pricing and other countermeasures to offset inflationary dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”).
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the second quarter as compared to the comparable period of 2022:
Components of Sales Growth

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	4.3%	5.2%
Existing businesses (Non-GAAP)	5.5%	7.1%
Acquisitions and divestitures (Non-GAAP)	(0.3)%	(0.4)%
Currency exchange rates (Non-GAAP)	(0.9)%	(1.5)%
Operating Profit Margins
Operating profit margin was 19.1% for the second quarter, yielding an increase of 320 basis points as compared to 15.9% in the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses, gains from productivity measures and favorable foreign exchange rates, which were partially offset by unfavorable product mix, higher employee compensation and sales and marketing. — favorable 185 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 35 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the second quarter of 2022 — favorable 55 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — favorable 5 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan incurred in 2023 — unfavorable 70 basis points
•Russia exit and wind down costs which were incurred during the second quarter of 2022 — favorable 110 basis points
Operating profit margin was 17.8% for the year-to-date period ended June 30, 2023, an increase of 210 basis points as compared to 15.7% in the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:

•Year-over-year increase in price and sales volumes from existing businesses and gains from productivity measures, which were partially offset by higher employee compensation, unfavorable product mix, sales and marketing, and unfavorable foreign exchange rates — favorable 140 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 50 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower during the year-to-date period than those recognized during the comparable period in 2022 — favorable 55 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — favorable 5 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 95 basis points
•Russia exit and wind down costs which were incurred during the year-to-date period of 2022 — favorable 55 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Intelligent Operating Solutions	$653.1	$630.1	$1,285.2	$1,217.7
Precision Technologies	537.4	499.1	1,052.9	961.5
Advanced Healthcare Solutions	335.9	334.1	649.0	660.6
Total	$1,526.4	$1,463.3	$2,987.1	$2,839.8
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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$653.1	$630.1	$1,285.2	$1,217.7
Operating profit	161.7	129.9	295.2	236.9
Depreciation	8.5	9.1	16.9	18.6
Amortization	46.1	46.1	92.1	92.3
Operating profit as a % of sales	24.8%	20.6%	23.0%	19.5%
Depreciation as a % of sales	1.3%	1.4%	1.3%	1.5%
Amortization as a % of sales	7.1%	7.3%	7.2%	7.6%

Components of Sales Growth

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	3.6%	5.5%
Existing businesses (Non-GAAP)	4.2%	6.9%
Currency exchange rates (Non-GAAP)	(0.6)%	(1.4)%
The sales results for both the second quarter and year-to-date period were driven by price increases, demand for gas detection equipment, software and service offerings in EHS and facility and asset lifecycle applications, partially offset by volume reductions in test and measurement instrumentation.
Geographically, sales from existing businesses in developed markets increased in the second quarter by mid-single-digits, driven by mid-single-digit growth in North America, slightly offset by mid-single-digit declines in Western Europe. Sales from existing businesses in high growth markets increased by mid-single-digits, driven by low double-digit growth in Asia, principally in China where sales were up by low double-digits, and partially offset by low double-digit declines in Latin America. On a year-to-date basis, sales from existing businesses in developed markets increased by mid-single-digits, driven by mid-single-digit growth in North America; Western Europe remained essentially flat. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period by mid-teens, on mid-twenties growth in Asia, principally in China where sales were up mid-twenties, and low twenties in the Middle East.
Price increases contributed 5.2% and 5.4% to sales growth during the second quarter and year-to-date period, as compared to the comparable periods of 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 420 basis points during the second quarter as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, gains from productivity measures and favorable foreign exchange rates, partially offset by higher employee compensation costs and volume reductions — favorable 420 basis points
•The year-over-year effect of amortization from existing businesses offset by impairments of intangible assets — unfavorable 15 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were incurred in the second quarter of 2022 — favorable 85 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 70 basis points
Operating profit margin increased 350 basis points during the year-to-date period, as compared to the comparable period of 2022. Year-over-year operating profit margin comparisons were comprised of the following:
•Year-over-year increases in price and sales volume from existing businesses, and gains from productivity measures, partially offset by higher employee compensation costs — favorable 360 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 20 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were incurred during the year-to-date period in 2022 — favorable 95 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 125 basis points

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
Precision Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$537.4	$499.1	$1,052.9	$961.5
Operating profit	136.3	115.3	259.0	216.7
Depreciation	6.6	6.2	12.6	12.2
Amortization	0.4	3.6	1.5	7.2
Operating profit as a % of sales	25.4%	23.1%	24.6%	22.5%
Depreciation as a % of sales	1.2%	1.2%	1.2%	1.3%
Amortization as a % of sales	0.1%	0.7%	0.1%	0.7%
Components of Sales Growth

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 period
Total revenue growth (GAAP)	7.7%	9.5%
Existing businesses (Non-GAAP)	8.4%	11.0%
Currency exchange rates (Non-GAAP)	(0.7)%	(1.5)%
The sales results for both the second quarter and year-to-date period were driven by price increases across the segment and volume increases with test and measurement products and energetic materials, partially offset by a volume reduction in sensing technologies.
Geographically, sales from existing businesses in developed markets increased by low double-digits in the second quarter, driven by low double-digit growth in both North America and Western Europe. Sales from existing businesses in high growth markets increased by low single-digit in the second quarter driven by high twenties growth in India and mid-teens growth in Latin America, partially offset by a slight decline in Asia, principally due to a mid-single-digit decline in China. On a year-to-date basis, sales from existing businesses in developed markets increased by low double-digits, driven by high single-digit growth in North America and low double-digit growth in Western Europe. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period by mid-teens, driven by low double-digit growth in Asia, led by China with low double-digit growth, and low thirties growth in India.
Price increases in our Precision Technologies segment contributed 5.8% and 5.4% to sales growth for the second quarter and year-to-date period, respectively, as compared to the comparable periods of 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 230 basis points for the second quarter as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volume from existing businesses and gains from productivity measures, partially offset by higher employee compensation costs — favorable 190 basis points
•The year-over-year effect of amortization from existing businesses — favorable 65 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 25 basis points
Operating profit margin increased 210 basis points during the year-to-date period as compared to the comparable period of 2022. Year-over-year operating profit margins were comprised of the following:

•Year-over-year increase in price and sales volume from existing businesses, gains from productivity measures, and spending reductions, all partially offset by higher employee compensation costs, and unfavorable exchange rates — favorable 190
•The year-over-year effect of amortization from existing businesses — favorable 60
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 40 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$335.9	$334.1	$649.0	$660.6
Operating profit	25.9	28.1	42.2	56.1
Depreciation	5.4	4.7	10.5	9.4
Amortization	45.3	46.1	90.6	92.6
Operating profit as a % of sales	7.7%	8.4%	6.5%	8.5%
Depreciation as a % of sales	1.6%	1.4%	1.6%	1.4%
Amortization as a % of sales	13.5%	13.8%	14.0%	14.0%
Components of Sales Growth

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	0.6%	(1.8)%
Existing businesses (Non-GAAP)	3.5%	1.8%
Acquisitions and divestitures (Non-GAAP)	(1.5)%	(1.6)%
Currency exchange rates (Non-GAAP)	(1.4)%	(2.0)%
The sales results for the second quarter were driven by price increases and slightly higher volume with gains in sterilization and quality assurance products, dosimetry services and software offerings being offset by declines in system design and related services. The sales results for the year-to-date period were driven by price increases and demand increases for dosimetry and software and related services, which were partially offset by volume declines in sterilization and quality assurance products and system design services.
Geographically, sales from existing businesses in developed markets increased by mid-single-digits in the second quarter primarily due to mid-single-digit growth in North America partially offset by mid-single-digit declines in Western Europe. In high growth markets, sales from existing businesses increased by low single-digits in the second quarter, driven by high-teens growth in Latin America and low double-digit growth in China, partially offset by a low double-digit decline in the rest of Asia. On a year-to-date basis, sales from existing businesses in developed markets increased by low single-digits, driven by low single-digit growth in North America and high single-digit growth in Japan, partially offset by a slight decline in Western Europe. Sales from existing businesses in high growth markets declined by low single-digits, driven by mid-teens growth in Latin America and a low single-digit increase in China, both were more than offset by a low double-digit decline in the rest of Asia and high-teens declines in Eastern Europe driven by the exit from Russia last year.
Price increases in our Advanced Healthcare Solutions segment contributed 3.4% and 2.8% to sales growth during the second quarter and year-to-date period, respectively, as compared to the comparable periods of 2022, and is reflected as a component of the change in sales from existing businesses.

Operating profit margin decreased 70 basis points during the quarter, as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price from existing businesses and gains from productivity measures were more than offset by unfavorable product mix, higher employee compensation and material costs, and higher sales and marketing costs — unfavorable 65 basis points
•The year-over-year effect of amortization from existing businesses — favorable 30 basis points
•The year-over-year net effect of acquisition-related transaction costs which were incurred in the second quarter of 2022 — favorable 80 basis points
•The year-over-year effect of divested businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 15 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 130 basis points
Operating profit margin decreased 200 basis points during the year-to-date period as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures was more than offset by reductions in volume, unfavorable product mix, higher employee compensation and material costs, sales and marketing costs and unfavorable changes in foreign exchange rates — unfavorable 180 basis points
•The year-over-year effect of amortization from existing businesses — favorable 5 basis points
•The year-over-year net effect of acquisition-related transaction costs which were incurred in the year-to-date period of 2022 — favorable 60 basis points
•The year-over-year effect of divested businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 30 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 115 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$1,526.4	$1,463.3	$2,987.1	$2,839.8
Cost of sales	(621.0)	(629.8)	(1,233.5)	(1,214.3)
Gross profit	$905.4	$833.5	$1,753.6	$1,625.5
Gross profit margin	59.3%	57.0%	58.7%	57.2%
The year-over-year increase in gross profit during the second quarter and year-to-date period, as compared to the comparable periods of 2022, is due primarily to year-over-year increases in price and sales volumes, productivity measures and FBS initiatives, partially offset by unfavorable product mix, higher employee compensation costs, and restructuring charges. The year-to-date period was also impacted by unfavorable changes in foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$1,526.4	$1,463.3	$2,987.1	$2,839.8
Selling, general and administrative (“SG&A”)	514.0	484.9	1,021.7	965.5
Research and development (“R&D”)	100.1	100.1	200.2	199.2
Russia exit and wind down costs	—	16.2	—	16.2
SG&A as a % of sales	33.7%	33.1%	34.2%	34.0%
R&D as a % of sales	6.6%	6.8%	6.7%	7.0%
SG&A increased during the second quarter and year-to-date period, as compared to the comparable periods of 2022 due to increased employee compensation expenses, customer acquisition and marketing costs, restructuring costs partially offset by savings from productivity measures.
R&D, consisting principally of internal and contract engineering personnel costs, was flat in the second quarter and increased slightly during the year-to-date period, as compared to the comparable periods of 2022 due to ongoing investment in innovation and key initiatives and higher employee compensation costs.
RUSSIA EXIT AND WIND DOWN COSTS
In the three and six-month periods ended July 1st, 2022, we incurred pre-tax costs totaling $16.2 million in the second quarter, for the write-off of net assets, the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. Of the $16.2 million incurred, approximately $9.2 million represents non-cash charges and is reflected as such in the Consolidated Condensed Statement of Cash Flows. The costs were primarily related to our segments, as follows: Intelligent Operating Solutions $13.8 million, Precision Technologies $2.2 million and Advanced Healthcare Solutions $1.3 million. The exit activities were completed in 2022 and we did not incur additional charges in 2023.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 4 to the consolidated condensed financial statements.
Net interest expense for the second quarter and year-to-date period was $33 million and $65 million as compared to $21 million and $40 million in the comparable periods in 2022. The year-over-year increase in interest expense was due to higher interest rates incurred on floating rate debt instruments, despite overall lower debt balances.
INCOME TAXES
Our effective tax rates for the three and six-month period ended June 30, 2023 were 16.5% and 16.1%, respectively, as compared to 16.9% and 15.3%, respectively, for the three and six-month period ended July 1, 2022. The decrease in the effective tax rate for the three-month period ended June 30, 2023 as compared to the three-month period ended July 1, 2022 was primarily due to effect of Russia exit and wind down costs for which no tax benefit was recognized during the three-month period ending July 1, 2022. The increase in the effective tax rate for the six-month period ended June 30, 2023 as compared to the six-month period ended July 1, 2022 was primarily due to uncertain tax position reserves released during the six-month period ending July 1, 2022.
Our effective tax rates for the three and six-month periods ended June 30, 2023, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other provisions implements a 15% corporate alternative minimum tax. Based upon our current analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we believe the 15% corporate minimum tax will not have a material impact on our financial statements during 2023.

COMPREHENSIVE INCOME
Comprehensive income increased by $147 million during the second quarter as compared to the comparable period in 2022 due primarily to favorable changes in foreign currency translation adjustments of $111 million, and an increase in net income.
Comprehensive income increased by $207 million during the year-to-date period as compared to the comparable period in 2022 due primarily to favorable changes in foreign currency translation adjustments of $164 million, and an increase in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 30, 2023, no borrowings were outstanding under the Revolving Credit Facility.
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
On June 7, 2023, we filed with the SEC an “automatic shelf” registration statement (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may from time to time sell shares of common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units, warrants and subscription rights in one or more offerings.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022
Net cash provided by operating activities	$495.4	$509.2

Payments for additions to property, plant and equipment	$(45.8)	$(37.1)
Proceeds from sale of property	4.9	—
Cash paid for acquisitions, net of cash received	—	(1.6)
Net cash used in investing activities	$(40.9)	$(38.7)

Net proceeds from (repayments of) commercial paper borrowings	$(268.6)	$481.3
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	397.0
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	(129.1)	(242.9)
Payment of dividends	(49.3)	(50.0)
All other financing activities	5.6	(11.8)
Net cash used in financing activities	$(441.4)	$(582.9)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $495 million during the year-to-date period, representing a decrease of $14 million, or 2.7%, as compared to the comparable period of 2022. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increases of $38 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Russia exit and wind down costs incurred 2022).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable used $38 million of cash during the quarter as compared to using $48 million in the comparable period of 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses and other liabilities used $131 million of cash in the year-to-date period as compared to using $69 million of cash in the comparable period of 2022. The year-over-year changes were driven by timing differences related to contract liabilities, tax payments, and employee compensation and benefits.
Investing Activities
Cash outflows from investing activities, consisting primarily of capital expenditures, increased $2 million during the year-to-date period, as compared to the comparable period of 2022. The increase in investing cash flows was primarily due to a year-over-year increase in capital expenditures of approximately $9 million, partially offset by proceeds from sales of property.
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
In the year-to-date period, financing activities used cash of $441 million, reflecting the following transactions:
•Incurred $269 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 5.39% and a weighted average maturity of approximately 17 days.
•As of June 30, 2023, we repurchased 2 million shares of our common stock for approximately $129 million under our share repurchase program.
•Dividend payments to common shareholders totaling $49 million.
In the comparable 2022 period, financing activities used cash of $583 million, reflecting the following transaction:
•On June 17, 2022, we entered into a three-year ¥14.4 billion senior unsecured facility yielding net proceeds of approximately $107 million.
•On June 21, 2022, we entered into a three-year €275 million senior unsecured facility yielding net proceeds of approximately $290 million.
•Incurred $481 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 1.84% and a weighted average remaining maturity of approximately 32 days.
•Repurchased 4 million shares for approximately $243 million under our share repurchase program.
•Made dividend payments to common shareholders totaling $50 million.
•On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
Refer to Note 4 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of June 30, 2023, we held approximately $713 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less and yielded insignificant interest income during the year-to-date period. Approximately 91% of the $713 million in cash and equivalents was held outside of the United States.
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
As of June 30, 2023, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six-month periods ended June 30, 2023 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2022 Annual Report on Form 10-K. There were no material changes during the three and six-month periods ended June 30, 2023 to the information reported in our 2022 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the first quarter.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2022 Annual Report on Form 10-K. There were no material changes during the quarter and year-to-date period ended June 30, 2023 to the risk factors reported in the “Risk Factors” section of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions, with 11 million shares remaining authorized under the share repurchase program as of June 30, 2023. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the year-to-date period ended June 30, 2023, the Company purchased 2 million shares of its common stock at an average price of $64.54. As of June 30, 2023, there were 11 million shares remaining for repurchase under the program.
The following table provides details about our share repurchases during the fiscal quarter ended June 30, 2023.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Apr 2 - Apr 30	—	$—	N/A	N/A
May 1 - May 31	2,000,000	64.54	2,000,000	11,000,000
June 1 - June 30	—	—	N/A	N/A
Total	2,000,000	$64.54	2,000,000	11,000,000

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the second quarter ended June 30, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Description of Compensation Arrangements for Non-Management Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
*     Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Condensed Statements of Earnings for the three and six-month periods ended June 30, 2023 and July 1, 2022, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six-month periods ended June 30, 2023 and July 1, 2022, (iv) Consolidated Condensed Statement of Changes in Equity for the three and six-month periods ended June 30, 2023 and July 1, 2022, (v) Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2023 and July 1, 2022, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 26, 2023	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 26, 2023	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer