Form 10-Q
period 2023-09-29
Fortive Corp
filed 2023-10-25
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 20, 2023 was 351,433,569.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 29, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$714.1	$709.2
Trade accounts receivable less allowance for doubtful accounts of $39.6 at September 29, 2023 and $43.9 at December 31, 2022	925.4	958.5
Inventories:
Finished goods	222.7	215.3
Work in process	110.7	96.4
Raw materials	219.1	225.0
Inventories	552.5	536.7
Prepaid expenses and other current assets	277.3	272.6
Total current assets	2,469.3	2,477.0

Property, plant and equipment, net of accumulated depreciation of $803.0 at September 29, 2023 and $754.5 at December 31, 2022	430.8	421.9
Other assets	479.3	455.8
Goodwill	9,058.7	9,048.5
Other intangible assets, net	3,226.3	3,487.4
Total assets	$15,664.4	$15,890.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$749.9	$999.7
Trade accounts payable	574.8	623.0
Accrued expenses and other current liabilities	1,095.3	1,104.4
Total current liabilities	2,420.0	2,727.1

Other long-term liabilities	1,178.7	1,223.3
Long-term debt	1,982.1	2,251.6
Commitments and Contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 2.0 billion shares authorized; 363.4 million issued and 351.4 million outstanding at September 29, 2023; 361.5 million issued and 352.9 million outstanding at December 31, 2022	3.6	3.6
Additional paid-in capital	3,822.0	3,706.3
Treasury shares, at cost	(650.8)	(442.9)
Retained earnings	7,268.8	6,742.1
Accumulated other comprehensive loss	(365.8)	(325.7)
Total Fortive stockholders’ equity	10,077.8	9,683.4
Noncontrolling interests	5.8	5.2
Total stockholders’ equity	10,083.6	9,688.6
Total liabilities and equity	$15,664.4	$15,890.6

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales of products and software	$1,258.9	$1,227.7	$3,786.3	$3,609.8
Sales of services	235.6	228.3	695.3	686.0
Total sales	1,494.5	1,456.0	4,481.6	4,295.8

Cost of product and software sales	(479.0)	(494.4)	(1,464.2)	(1,467.8)
Cost of service sales	(122.5)	(116.2)	(370.8)	(357.1)
Total cost of sales	(601.5)	(610.6)	(1,835.0)	(1,824.9)

Gross profit	893.0	845.4	2,646.6	2,470.9
Operating costs:
Selling, general and administrative expenses	(503.5)	(491.3)	(1,525.2)	(1,456.8)
Research and development expenses	(98.4)	(101.1)	(298.6)	(300.3)
Russia exit and wind down costs	—	(1.1)	—	(17.3)
Operating profit	291.1	251.9	822.8	696.5
Non-operating income (expense), net:
Interest expense, net	(29.8)	(26.4)	(95.0)	(66.2)
Other non-operating expense, net	(4.2)	(8.0)	(14.5)	(13.8)
Earnings before income taxes	257.1	217.5	713.3	616.5
Income taxes	(39.1)	(27.6)	(112.7)	(88.5)
Net earnings	$218.0	$189.9	$600.6	$528.0

Net earnings per share:
Basic	$0.62	$0.53	$1.70	$1.48
Diluted	$0.61	$0.53	$1.69	$1.46
Average common stock and common equivalent shares outstanding:
Basic	352.1	355.2	352.9	357.3
Diluted	356.1	357.9	356.0	362.0

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net earnings	$218.0	$189.9	$600.6	$528.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(46.0)	(112.4)	(40.0)	(270.4)
Pension adjustments	0.1	0.8	(0.1)	1.7
Total other comprehensive income (loss), net of income taxes	(45.9)	(111.6)	(40.1)	(268.7)
Comprehensive income	$172.1	$78.3	$560.5	$259.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	173.6	—	—
Dividends to common shareholders	—	—	—	—	(24.7)	—	—
Other comprehensive income	—	—	—	—	—	13.4	—
Common stock-based award activity	0.8	—	36.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(12.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, March 31, 2023	353.5	$3.6	$3,730.5	$(442.9)	$6,891.0	$(312.3)	$5.8
Net earnings for the period	—	—	—	—	209.0	$—	$—
Dividends to common shareholders	—	—	—	—	(24.6)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(7.6)	—
Common stock-based award activity	0.5	—	52.3	—	—	—	—
Common stock repurchases	(2.0)	—	—	(129.1)	—	—	—
Shares withheld for taxes	(0.1)	—	(4.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 30, 2023	351.9	$3.6	$3,778.7	$(572.0)	$7,075.4	$(319.9)	$6.0
Net earnings for the period	—	—	—	—	218.0	$—	$—
Dividends to common shareholders	—	—	—	—	(24.6)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(45.9)	—
Common stock-based award activity	0.7	—	54.8	—	—	—	—
Common stock repurchases	(1.0)	—	—	(78.8)	—	—	—
Shares withheld for taxes	(0.2)	—	(11.5)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.2)
Balance, September 29, 2023	351.4	$3.6	$3,822.0	$(650.8)	$7,268.8	$(365.8)	$5.8

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2021	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	165.1	—	—
Dividends to common shareholders	—	—	—	—	(25.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(38.9)	—
Common stock-based award activity	0.5	—	23.8	—	—	—	—
Common stock repurchases	(1.0)	—	—	(63.8)	—	—	—
Shares withheld for taxes	(0.2)	—	(9.0)	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	0.5
Balance, April 1, 2022	358.4	$3.6	$3,619.1	$(63.8)	$6,226.4	$(223.9)	$5.3
Net earnings for the period	—	—	—	—	173.0	—	—
Dividends to common shareholders	—	—	—	—	(24.9)	—	—
Other comprehensive income	—	—	—	—	—	(118.2)	—
Common stock-based award activity	0.2	—	32.7	—	—	—	—
Common stock repurchases	(3.0)	—	—	(179.1)	—	—	—
Shares withheld for taxes	—	—	(0.6)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.2)
Balance, July 1, 2022	355.6	$3.6	$3,651.2	$(242.9)	$6,374.5	$(342.1)	$5.1
Net earnings for the period	—	—	—	—	189.9	—	—
Dividends to common shareholders	—	—	—	—	(24.8)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(111.6)	—
Common stock-based award activity	0.2	—	28.3	—	—	—	—
Common stock repurchases	(2.0)	—	—	(133.2)	—	—	—
Shares withheld for taxes	—	—	(2.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.2)
Balance, September 30, 2022	353.8	$3.6	$3,677.4	$(376.1)	$6,539.6	$(453.7)	$4.9
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net earnings	$600.6	$528.0
Noncash items:
Amortization	277.2	287.4
Depreciation	63.9	61.6
Stock-based compensation expense	85.2	67.9
Russia exit and wind down costs	—	9.2
Change in trade accounts receivable, net	25.0	(21.4)
Change in inventories	(21.7)	(73.2)
Change in trade accounts payable	(45.7)	46.6
Change in prepaid expenses and other assets	(32.9)	(55.4)
Change in accrued expenses and other liabilities	(44.8)	(11.7)
Net cash provided by operating activities	906.8	839.0

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(73.7)	(59.7)
Cash paid for acquisitions, net of cash received	(57.7)	(15.2)
Proceeds from sale of property	7.2	—
Proceeds from sale of business	—	6.6
Net cash used in investing activities	(124.2)	(68.3)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(252.6)	381.3
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	396.9
Repayment of borrowings (maturities greater than 90 days)	(250.0)	—
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	(207.9)	(376.1)
Payment of dividends	(73.9)	(74.8)
All other financing activities	18.1	(9.2)
Net cash used in financing activities	(766.3)	(838.4)

Effect of exchange rate changes on cash and equivalents	(11.4)	(46.3)
Net change in cash and equivalents	4.9	(114.0)
Beginning balance of cash and equivalents	709.2	819.3
Ending balance of cash and equivalents	$714.1	$705.3
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
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 29, 2023, are not necessarily indicative of the results for the full year.
Russia Ukraine Conflict
In February 2022, Russian forces invaded Ukraine (“Russia Ukraine Conflict”) resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products.
In the three and nine-month periods ended September 30, 2022, the Company recorded pre-tax charges of $1.1 million and $17.3 million, respectively, primarily relating to the write-off of net assets, the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Condensed Consolidated Statements of Earnings. The exit activities were completed in 2022.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. We have designated our outstanding ¥14.4 billion Yen-denominated term loan and our €275 million Euro-denominated term loan as net investment hedges of our investment in applicable foreign operations.
We recognized after-tax foreign currency transaction gains of $9.6 million and $14.6 million during the three-month periods ended September 29, 2023 and September 30, 2022, respectively, and gains of $13.0 million and $18.3 million during the nine-month periods ended September 29, 2023 and September 30, 2022, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and nine-month periods ended September 29, 2023 and September 30, 2022.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended September 29, 2023:
Balance, June 30, 2023	$(295.4)	$(24.5)		$(319.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(46.0)	(0.4)		(46.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.6	(b)	0.6
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(46.0)	0.1		(45.9)
Balance, September 29, 2023	$(341.4)	$(24.4)		$(365.8)

For the Three Months Ended September 30, 2022:
Balance, July 1, 2022	$(280.7)	$(61.4)		$(342.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(112.4)	—		(112.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	1.2	(b)	1.2
Income tax impact	—	(0.4)		(0.4)
Amounts reclassified from AOCI into income, net of income taxes	—	0.8		0.8
Net current period other comprehensive income (loss), net of income taxes	(112.4)	0.8		(111.6)
Balance, September 30, 2022	$(393.1)	$(60.6)		$(453.7)

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Nine Months Ended September 29, 2023:
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(40.0)	(0.4)		(40.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.2	(b)	0.2
Income tax impact	—	0.1		0.1
Amounts reclassified from AOCI into income, net of income taxes	—	0.3		0.3
Net current period other comprehensive income (loss)	(40.0)	(0.1)		(40.1)
Balance, September 29, 2023	$(341.4)	$(24.4)		$(365.8)

For the Nine Months Ended September 30, 2022:
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(273.1)	—		(273.1)
Amounts reclassified from AOCI into income:
Increase (decrease)	2.7	2.3	(b)	5.0
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from AOCI into income, net of income taxes	2.7	1.7		4.4
Net current period other comprehensive income (loss)	(270.4)	1.7		(268.7)
Balance, September 30, 2022	$(393.1)	$(60.6)		$(453.7)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 12 in our most recently filed Form 10-K for additional details).
Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and nine-month periods ending September 29, 2023 and September 30, 2022, the activity was immaterial.
Restructuring
We initiated a discrete plan in the first quarter of 2023 that is expected to be completed by December 31, 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and nine-month periods ended September 29, 2023, we incurred charges of $0.9 million and $29.2 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $10 million as of September 29, 2023 and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets. During the third quarter, the plan was amended due to on-going macroeconomic and external conditions. As a result, we now expect to recognize approximately $60 to $65 million under this discrete plan during the year ending December 31, 2023.

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
Recently Issued Accounting Standard
The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. Any recently issued ASUs were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s result of operations, financial position or cash flows.
NOTE 2. ACQUISITIONS AND DIVESTITURES
Acquisitions
We continually evaluate potential mergers and acquisitions that align with our business portfolio strategy. We have completed a number of acquisitions that have been accounted for as purchases of businesses and resulted in the recognition of goodwill in our financial statements. This goodwill arises when the purchase price for an acquired business exceeds its identifiable assets, net of liabilities. The purchase price for acquired businesses reflect a number of factors, including the future earnings and cash flow potential of the business, the strategic fit and resulting synergies from the complementary portfolio of the acquired business to our existing operations, industry expertise, and market access.
During the three and nine month periods ended September 29, 2023, we made three acquisitions (“the Q3 2023 acquisitions”) in our Intelligent Operating Solutions segment for an aggregate cash consideration of $59.0 million, which includes an immaterial deferred payment, net of acquired cash. The Q3 2023 acquisitions accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $36.2 million of goodwill related to the acquisitions, which is not tax deductible, as well as $19.9 million of intangible assets, primarily consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial.
The purchase price allocation is provisional and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required and as soon as practicable.

Divestitures
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for total consideration of $9.6 million. As a result of the sale, in the three and nine month periods ended September 30, 2022, we recorded a net realized pre-tax gain totaling $2.3 million, net of transaction costs, which is recorded within Other non-operating expense, net in the Consolidated Condensed Statements of Earnings. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
Subsequent Event
On October 22, 2023, we entered into a definitive agreement to acquire EA Elektro-Automatik Holding GmbH, a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications, for a total purchase price of approximately $1.665 billion in cash. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2024.

NOTE 3. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2022	$4,074.4	$1,810.2	$3,163.9	$9,048.5
Attributable to acquisitions	36.2	—	—	36.2
Foreign currency translation and other	0.9	(15.4)	(11.5)	(26.0)
Balance, September 29, 2023	$4,111.5	$1,794.8	$3,152.4	$9,058.7
NOTE 4. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where certain assets and liabilities are required to be carried at fair value, and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 29, 2023
Deferred compensation liabilities	$—	$36.3	$—	$36.3
December 31, 2022
Deferred compensation liabilities	—	31.5	—	31.5
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are recorded within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative in the Consolidated Condensed Statements of Earnings.
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and nine-month periods ended September 29, 2023, and recorded no material impairments.
We evaluated events and circumstances that, during the three and nine month periods ended September 30, 2022, indicated the carrying value of the equity investment in a third-party entity held by our Intelligent Operating Solutions segment was no longer recoverable. As a result, in the three and nine month periods ended September 30, 2022, we recorded a pre-tax impairment loss of $8.1 million to write down an investment to fair value. The loss was recorded within Other non-operating expense, net in our Consolidated Condensed Statement of Earnings.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 29, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$749.9	$750.0	$999.7	$1,000.0
Long-term debt, net of current maturities	1,982.1	1,795.6	2,251.6	2,078.1
As of September 29, 2023 and December 31, 2022, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING
The components of our debt were as follows ($ in millions):

	September 29, 2023	December 31, 2022
U.S. dollar-denominated commercial paper	$151.1	$405.0
Delayed-Draw Term Loan due 2023	750.0	1,000.0
Euro Term Loan due 2025	290.8	294.4
Yen Term Loan due 2025	96.4	109.8
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Long-term debt, principal amounts	2,738.3	3,259.2
Less: aggregate unamortized debt discounts, premiums, and issuance costs	6.3	7.9
Long-term debt, carrying value	2,732.0	3,251.3
Less: current portion of long-term debt, carrying value	749.9	999.7
Long-term debt, net of current maturities	$1,982.1	$2,251.6
Refer to Note 11 of our 2022 Annual Report on Form 10-K for further details of our debt financing.
Delayed-Draw Term Loan due 2023
On August 24, 2023, we repaid $250 million of the Delayed-Draw Term Loan Due 2023, which is prepayable at our option without premium or penalty. The amount repaid may not be reborrowed. The remaining principal is due on December 14, 2023.
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

The details of our outstanding Commercial Paper Programs as of September 29, 2023 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$150.9	5.54%	18
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 29, 2023, no borrowings were outstanding under the Revolving Credit Facility.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $108 million as of September 29, 2023 and $82 million as of December 31, 2022. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of September 29, 2023 and December 31, 2022, we had $48 million and $42 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Prepaid expenses and other current assets and Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to subscription-based software contracts, PCS and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is recorded within Accrued expenses and other current liabilities and the noncurrent portion of deferred revenue is recorded within Other long-term liabilities in our Consolidated Condensed Balance Sheets.
Our contract liabilities consisted of the following ($ in millions):

	September 29, 2023	December 31, 2022
Deferred revenue - current	$513.5	$509.6
Deferred revenue - noncurrent	41.1	38.0
Total contract liabilities	$554.6	$547.6
During the three and nine-month periods ended September 29, 2023, we recognized revenue related to our contract liabilities at December 31, 2022 of $80 million and $368 million, respectively. The change in our contract liabilities from December 31, 2022 to September 29, 2023 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

September 29, 2023
Intelligent Operating Solutions	$564.3
Precision Technologies	57.5
Advanced Healthcare Solutions	77.8
Total remaining performance obligations	$699.6
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
Disaggregation of revenue for the three-month period ended September 29, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,258.9	$538.4	$471.6	$248.9
Sales of services	235.6	105.9	59.0	70.7
Total	$1,494.5	$644.3	$530.6	$319.6

Geographic:
United States	$833.7	$366.1	$289.0	$178.6
China	162.1	52.5	82.2	27.4
All other (each country individually less than 5% of total sales)	498.7	225.7	159.4	113.6
Total	$1,494.5	$644.3	$530.6	$319.6

End markets:(a)
Direct sales:
Healthcare	$353.3	$10.9	$35.1	$307.3
Industrial & Manufacturing	340.1	226.3	109.8	4.0
Utilities & Power	105.3	46.5	58.8	—
Government	145.5	73.2	64.0	8.3
Communications, Electronics & Semiconductor	101.1	24.7	76.4	—
Aerospace & Defense	74.9	0.1	74.8	—
Oil & Gas	70.6	68.3	2.3	—
Retail & Consumer	82.4	64.8	17.6	—
Other	167.3	96.9	70.4	—
Total direct sales	1,440.5	611.7	509.2	319.6
Distributors	54.0	32.6	21.4	—
Total	$1,494.5	$644.3	$530.6	$319.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the three-month period ended September 30, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,227.7	$519.2	$467.3	$241.2
Sales of services	228.3	94.5	56.4	77.4
Total	$1,456.0	$613.7	$523.7	$318.6

Geographic:
United States	$799.0	$342.0	$267.8	$189.2
China	186.0	56.6	102.6	26.8
All other (each country individually less than 5% of total sales)	471.0	215.1	153.3	102.6
Total	$1,456.0	$613.7	$523.7	$318.6

End markets:(a)
Direct sales:
Healthcare	$354.1	$11.1	$42.1	$300.9
Industrial & Manufacturing	334.5	217.6	111.3	5.6
Utilities & Power	93.1	45.5	47.6	—
Government	122.7	65.5	48.7	8.5
Communications, Electronics & Semiconductor	111.3	24.5	86.4	0.4
Aerospace & Defense	66.9	0.1	66.8	—
Oil & Gas	66.4	65.3	1.1	—
Retail & Consumer	83.9	61.7	22.2	—
Other	166.3	91.2	75.1	—
Total direct sales	1,399.2	582.5	501.3	315.4
Distributors	56.8	31.2	22.4	3.2
Total	$1,456.0	$613.7	$523.7	$318.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the nine-month period ended September 29, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,786.3	$1,622.2	$1,412.9	$751.2
Sales of services	695.3	307.3	170.6	217.4
Total	$4,481.6	$1,929.5	$1,583.5	$968.6

Geographic:
United States	$2,433.0	$1,068.2	$813.5	$551.3
China	522.4	176.0	268.5	77.9
All other (each country individually less than 5% of total sales)	1,526.2	685.3	501.5	339.4
Total	$4,481.6	$1,929.5	$1,583.5	$968.6

End markets:(a)
Direct sales:
Healthcare	$1,052.3	$33.4	$104.9	$914.0
Industrial & Manufacturing	1,051.1	687.2	345.8	18.1
Utilities & Power	308.8	140.1	168.7	—
Government	389.5	212.2	151.9	25.4
Communications, Electronics & Semiconductor	304.4	73.6	229.4	1.4
Aerospace & Defense	218.8	0.4	218.4	—
Oil & Gas	212.5	201.8	10.7	—
Retail & Consumer	249.7	189.2	60.5	—
Other	519.0	292.0	227.0	—
Total direct sales	4,306.1	1,829.9	1,517.3	958.9
Distributors	175.5	99.6	66.2	9.7
Total	$4,481.6	$1,929.5	$1,583.5	$968.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the nine-month period ended September 30, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,609.8	$1,553.9	$1,322.6	$733.3
Sales of services	686	277.5	162.6	245.9
Total	$4,295.8	$1,831.4	$1,485.2	$979.2

Geographic:
United States	$2,317.9	$1,005.0	$751.4	$561.5
China	514.1	160.6	273.5	80.0
All other (each country individually less than 5% of total sales)	1,463.8	665.8	460.3	337.7
Total	$4,295.8	$1,831.4	$1,485.2	$979.2

End markets:(a)
Direct sales:
Healthcare	$1,077.2	$34.6	$120.5	$922.1
Industrial & Manufacturing	998.3	656.1	322.7	19.5
Utilities & Power	273.4	136.4	137.0	—
Government	338.5	177.6	134.8	26.1
Communications, Electronics & Semiconductor	301.2	74.6	225.2	1.4
Aerospace & Defense	187.0	0.4	186.6	—
Oil & Gas	199.8	193.4	6.4	—
Retail & Consumer	249.5	186.0	63.5	—
Other	478.7	268.8	209.8	0.1
Total direct sales	4,103.6	1,727.9	1,406.5	969.2
Distributors	192.2	103.5	78.7	10.0
Total	$4,295.8	$1,831.4	$1,485.2	$979.2

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.
NOTE 7. INCOME TAXES
Our effective tax rates for the three and nine-month period ended September 29, 2023 were 15.2% and 15.8%, respectively, as compared to 12.7% and 14.4%, respectively, for the three and nine-month period ended September 30, 2022. The increase in the effective tax rate for the three-month period ended September 29, 2023 as compared to the three-month period ended September 30, 2022 was primarily due to a change in non-recurring permanent differences recognized. The increase in the effective tax rate for the nine-month period ended September 29, 2023 as compared to the nine-month period ended September 30, 2022 was primarily due to uncertain tax position reserves recorded.
Our effective tax rates for the three and nine-month periods ended September 29, 2023, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other provisions, implements a 15% corporate alternative minimum tax. Based upon our current analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we believe the 15% corporate minimum tax will not have a material impact on our financial statements during 2023.

NOTE 8. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of September 29, 2023, approximately 14 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 17 of our 2022 Annual Report on Form 10-K.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Stock Awards:
Pretax compensation expense	$20.6	$14.3	$58.6	$43.0
Income tax benefit	(3.1)	(2.6)	(8.4)	(7.3)
Stock Award expense, net of income taxes	17.5	11.7	50.2	35.7
Stock options:
Pretax compensation expense	8.9	8.6	26.6	24.9
Income tax benefit	(1.3)	(1.4)	(3.8)	(3.8)
Stock option expense, net of income taxes	7.6	7.2	22.8	21.1
Total stock-based compensation:
Pretax compensation expense	29.5	22.9	85.2	67.9
Income tax benefit	(4.4)	(4.0)	(12.2)	(11.1)
Total stock-based compensation expense, net of income taxes	$25.1	$18.9	$73.0	$56.8
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 29, 2023. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$43.8
Stock options	100.9
Total unrecognized compensation cost	$144.7

NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 16 and Note 10, respectively, in our 2022 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the nine-month periods ending September 29, 2023 and September 30, 2022, warranty related activity was immaterial.
Leases
Operating lease cost for both the three-month periods ended September 29, 2023 and September 30, 2022 was $13 million. Operating lease costs for the nine-month periods ended September 29, 2023 and September 30, 2022 was $37 million and $42 million, respectively. During the nine-month periods ended September 29, 2023 and September 30, 2022, cash paid for operating leases included in operating cash flows was $36 million and $38 million, respectively. Right-of-use (“ROU”) assets obtained in exchange for operating lease obligations were $29 million and $18 million during the nine-month periods ended September 29, 2023 and September 30, 2022, respectively. Operating lease ROU assets were $157 million and $162 million as of September 29, 2023 and December 31, 2022, respectively. Operating lease liabilities were $165 million and $169 million as of September 29, 2023 and December 31, 2022, respectively. Operating lease ROU assets and operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities, respectively.
NOTE 10. NET EARNINGS PER SHARE
Basic net EPS is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed conversion of 0.875% Convertible Notes and associated issuance of shares under the if-converted method, while outstanding in 2022, and the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and nine-month periods ended September 29, 2023 were 0.1 million and 0.5 million, respectively, and were 7.3 million for both the three and nine-month periods ended September 30, 2022.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator
Net earnings	$218.0	$189.9	$600.6	$528.0
Convertible note interest add-back (if converted method)	—	—	—	1.8
Diluted Net Earnings	$218.0	$189.9	$600.6	$529.8

Denominator
Weighted average common shares outstanding used in basic earnings per share	352.1	355.2	352.9	357.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	4.0	2.7	3.1	2.6
Conversion of convertible notes (if converted method)	—	—	—	2.1
Weighted average common shares outstanding used in diluted earnings per share	356.1	357.9	356.0	362.0

Net earnings per common share - Basic	$0.62	$0.53	$1.70	$1.48
Net earnings per common share - Diluted	$0.61	$0.53	$1.69	$1.46

We declared and paid cash dividends per common share for the periods as presented below:

	Dividend Per Common Share	Amount ($ in millions)
2023:
First quarter	$0.07	$24.7
Second quarter	0.07	24.6
Third quarter	0.07	24.6
Total	$0.21	$73.9

2022:
First quarter	$0.07	$25.1
Second quarter	0.07	24.9
Third quarter	0.07	24.8
Total	$0.21	$74.8

* The sum of the components of total dividends paid may not equal the total amount due to rounding.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the three and nine-month periods ended September 29, 2023, the Company purchased 1 million and 3 million shares of its common stock at an average price of $78.74 and $69.27, respectively. During the three and nine-month periods ended September 30, 2022, the Company purchased 2 million and 6 million shares of its common stock at an average share price of $66.57 and $62.67, respectively. As of September 29, 2023, there were 10 million shares remaining for repurchase under the program.

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
Our segment results are as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales:
Intelligent Operating Solutions	$644.3	$613.7	$1,929.5	$1,831.4
Precision Technologies	530.6	523.7	1,583.5	1,485.2
Advanced Healthcare Solutions	319.6	318.6	968.6	979.2
Total	$1,494.5	$1,456.0	$4,481.6	$4,295.8
Operating Profit:
Intelligent Operating Solutions	$156.8	$132.1	$452.0	$369.0
Precision Technologies	139.3	131.8	398.3	348.5
Advanced Healthcare Solutions	26.6	17.3	68.8	73.4
Other	(31.6)	(28.2)	(96.3)	(77.1)
Russia exit and wind down costs	—	(1.1)	—	(17.3)
Total Operating Profit	291.1	251.9	822.8	696.5
Interest expense, net	(29.8)	(26.4)	(95.0)	(66.2)
Other non-operating expense, net	(4.2)	(8.0)	(14.5)	(13.8)
Earnings before income taxes	$257.1	$217.5	$713.3	$616.5

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
•Work stoppages, works council campaigns, and other labor disputes could adversely impact our productivity, economic conditions, and results of operations.
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
•Climate change, or legal or regulatory measures to address climate change, may negatively affect us.
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
Restructuring
We initiated a discrete plan in the first quarter of 2023 that is expected to be completed by December 31, 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and nine-month periods ended September 29, 2023, we incurred charges of $0.9 million and $29.2 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $10 million as of September 29, 2023 and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets. During the third quarter, the plan was amended due to on-going macroeconomic and external conditions. As a result, we now expect to recognize approximately $60 to $65 million under this discrete plan during the year ending December 31, 2023.
Acquisitions and Divestiture
Acquisitions
During the three and nine month periods ended September 29, 2023, we made three acquisitions (“the Q3 2023 acquisitions”) in our Intelligent Operating Solutions segment for an aggregate cash consideration of $59 million, which includes an immaterial deferred payment, net of acquired cash. The Q3 2023 acquisitions accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $36 million of goodwill related to the acquisitions, which is not tax deductible.

Pending Acquisition
On October 22, 2023, we entered into a definitive agreement to acquire EA Elektro-Automatik Holding GmbH, a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications, for a total purchase price of approximately $1.665 billion in cash. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2024.
Divestiture
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for total consideration of $9.6 million. As a result of the sale, in the three and nine month periods ended September 30, 2022, we recorded a net realized pre-tax gain totaling $2.3 million, net of transaction costs, which is recorded within Other non-operating expense, net in the Consolidated Condensed Statements of

Earnings. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
Business Performance and Outlook
Business Performance For the Period Ended September 29, 2023
During the three and nine-month periods ended September 29, 2023 (“the quarter” or the “third quarter” and “year-to-date period”, respectively), our sales increased by 2.6% and 4.3%, respectively. Year-over-year sales from existing businesses increased 2.5% and 5.5% during the third quarter and year-to-date period, respectively. Favorable pricing contributed to sales growth in both the third quarter and year-to-date period. In the third quarter, volume contracted relative to the prior year period, principally in Precision Technologies, but also in Advanced Healthcare Solutions. In the year-to-date period, volume increased across many of our end markets driven by focused execution and customer demand.
Geographically, in the third quarter, year-over-year sales from existing businesses in developed markets increased mid-single-digits, driven by mid-single-digit growth in North America and slight growth in Western Europe. Sales from existing businesses in high growth markets decreased low single-digit year-over-year in the third quarter, with low double-digit growth in Latin America and mid-teens growth in India more than offset by a low double-digit decline in China. In the year-to-date period, year-over-year sales from existing businesses in developed markets increased mid-single-digits, driven by mid-single-digit growth in North America, low single-digit growth in Western Europe, and low double-digit growth in Japan. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period at a mid-single-digit rate, driven by mid-single-digit growth in China, mid-twenties growth in India and high single-digit growth in Latin America.
Price increases contributed 4.2% and 4.6% to sales growth during the third quarter and year-to-date period, respectively, as compared to the comparable periods in 2022 and is reflected as a component of the change in sales from existing businesses.
Supply chain challenges persisted and impacted product shipments in the third quarter and the year-to-date periods. We continue to apply the Fortive Business System (“FBS”) to help mitigate the impact of these challenges and to serve our customers.
Outlook
We anticipate revenue growth to be between 1.5% and 3.0% for the fourth quarter of 2023, and approximately 4.0% for the full year. We anticipate growth from existing businesses to be between 1.5% and 3.0% for the fourth quarter and approximately 5.0% for the full year.
We experienced network infrastructure disruptions in early October 2023 as a result of a cybersecurity incident. We implemented robust containment and remedial measures as well as contingency plans to address these disruptions with the assistance from leading cybersecurity experts. As of October 24, 2023, we believe that our operations remain substantially unaffected. However, we are in the process of completing our investigation and, consistent with our business continuity plans, implementing the final remediation measures.
We expect foreign exchange rates to remain volatile throughout the year which could adversely impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, macroeconomic conditions in the United States and other critical regions, ongoing challenges with global logistics and supply chains including the availability of electronic components, disruption in supply or transportation resulting from severe weather or other events, impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize pricing and other countermeasures to offset inflationary dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including the potential impact of the Pillar Two initiative.

RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the third quarter and year-to-date periods ended September 29, 2023 as compared to the comparable periods of 2022:
Components of Sales Growth

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	2.6%	4.3%
Existing businesses (Non-GAAP)	2.5%	5.5%
Acquisitions and divestitures (Non-GAAP)	(0.2)%	(0.3)%
Currency exchange rates (Non-GAAP)	0.3%	(0.9)%
Operating Profit Margins
Operating profit margin was 19.5% for the third quarter, yielding an increase of 220 basis points as compared to 17.3% in the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures, which were partially offset by higher employee compensation and volume reductions — favorable 150 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 30 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the third quarter of 2022 — favorable 35 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — flat
•The year-over-year effect of costs relating to the discrete restructuring plan incurred in 2023 — unfavorable 5 basis points
•Russia exit and wind down costs which were incurred during the third quarter of 2022 — favorable 10 basis points
Operating profit margin was 18.4% for the year-to-date period ended September 29, 2023, an increase of 220 basis points as compared to 16.2% in the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses and gains from productivity measures, which were partially offset by higher employee compensation, as well as unfavorable product mix and foreign exchange rates — favorable 140 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 45 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower during the year-to-date period than those recognized during the comparable period in 2022 — favorable 50 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — favorable 5 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 60 basis points
•Russia exit and wind down costs which were incurred during the year-to-date period of 2022 — favorable 40 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Intelligent Operating Solutions	$644.3	$613.7	$1,929.5	$1,831.4
Precision Technologies	530.6	523.7	1,583.5	1,485.2
Advanced Healthcare Solutions	319.6	318.6	968.6	979.2
Total	$1,494.5	$1,456.0	$4,481.6	$4,295.8

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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$644.3	$613.7	$1,929.5	$1,831.4
Operating profit	156.8	132.1	452.0	369.0
Depreciation	8.6	7.8	25.5	26.4
Amortization	46.5	45.6	138.6	137.9
Operating profit as a % of sales	24.3%	21.5%	23.4%	20.1%
Depreciation as a % of sales	1.3%	1.3%	1.3%	1.4%
Amortization as a % of sales	7.2%	7.4%	7.2%	7.5%
Components of Sales Growth

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	5.0%	5.4%
Existing businesses (Non-GAAP)	4.0%	5.9%
Acquisitions and divestiture (Non-GAAP)	0.3%	0.1%
Currency exchange rates (Non-GAAP)	0.7%	(0.6)%
The sales results for both the third quarter and year-to-date period were driven by price increases and demand in software and service offerings in EHS and facility and asset lifecycle applications, and our gas detection offerings, partially offset by volume reduction in test and measurement instrumentation.
Geographically, sales from existing businesses in developed markets increased in the third quarter by mid-single-digits, driven by mid-single-digit growth in North America, partially offset by a slight decline in Western Europe. Sales from existing businesses in high growth markets increased by mid-single-digits, driven by low single-digit growth in Latin America, high twenties growth in India, partially offset by low single-digit decline in China. On a year-to-date basis, sales from existing businesses in developed markets increased by mid-single-digits, driven by mid-single-digit growth in North America, partially offset by a slight decline in Western Europe. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period by low double-digits, driven by mid-teens growth in Asia, principally in China where sales were up mid-teens.
Price increases contributed 3.1% and 4.6% to sales growth during the third quarter and year-to-date period, as compared to the comparable periods of 2022, and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 280 basis points during the third quarter as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses and gains from productivity measures, partially offset by higher employee compensation — favorable 230 basis points
•The year-over-year effect of amortization from existing businesses — favorable 25 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were incurred in the third quarter of 2022 — favorable 50 basis points
•The year-over-year net effect of acquired business, including amortization, and acquisition-related fair value adjustments — unfavorable 10 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 15 basis points
Operating profit margin increased 330 basis points during the year-to-date period, as compared to the comparable period of 2022. Year-over-year operating profit margin comparisons were comprised of the following:
•Year-over-year increases in price and sales volume from existing businesses, gains from productivity measures, partially offset by higher employee compensation — favorable 320 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 20 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were incurred during the year-to-date period in 2022 — favorable 80 basis points
•The year-over-year net effect of acquired business, including amortization, and acquisition-related fair value adjustments — unfavorable 5 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 85 basis points

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
Precision Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$530.6	$523.7	$1,583.5	$1,485.2
Operating profit	139.3	131.8	398.3	348.5
Depreciation	6.6	5.9	19.2	18.1
Amortization	1.2	3.6	2.7	10.8
Operating profit as a % of sales	26.3%	25.2%	25.2%	23.5%
Depreciation as a % of sales	1.2%	1.1%	1.2%	1.2%
Amortization as a % of sales	0.2%	0.7%	0.2%	0.7%
Components of Sales Growth

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 period
Total revenue growth (GAAP)	1.3%	6.6%
Existing businesses (Non-GAAP)	0.9%	7.4%
Currency exchange rates (Non-GAAP)	0.4%	(0.8)%
The sales results for the third quarter were driven by price increases across the segment and volume increases with energetic materials, partially offset by a volume reduction in test and measurement products and sensing technologies. The sales results for the year-to-date period were driven by price increases across the segment and volume increases with test and measurement products and energetic materials, partially offset by a volume reduction in sensing technologies.
Geographically, sales from existing businesses in developed markets increased by high single-digits in the third quarter, driven by high single-digit growth in North America and low single-digit growth in Western Europe. Sales from existing businesses in high growth markets decreased by low double-digits in the third quarter driven by a mid-teens decline in Asia, attributable to a high-teens decline in China. On a year-to-date basis, sales from existing businesses in developed markets increased by high single-digits, driven by high single-digit growth in North America, high single-digit growth in Western Europe, and high-teens growth in Japan. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period by mid-single-digits, driven by low single-digit growth in Asia, where China contributed low single-digit growth.
Price increases in our Precision Technologies segment contributed 6.4% and 5.7% to sales growth for the third quarter and year-to-date period, respectively, as compared to the comparable periods of 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 110 basis points for the third quarter as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures, partially offset by volume reductions and higher employee compensation — favorable 60 basis points
•The year-over-year effect of amortization from existing businesses — favorable 50 basis points
Operating profit margin increased 170 basis points during the year-to-date period as compared to the comparable period of 2022. Year-over-year operating profit margins were comprised of the following:

•Year-over-year increase in price and sales volume from existing businesses, gains from productivity measures and spending reductions, all partially offset by higher employee compensation costs and unfavorable product mix — favorable 145 basis points
•The year-over-year effect of amortization from existing businesses — favorable 55 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 30 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$319.6	$318.6	$968.6	$979.2
Operating profit	26.6	17.3	68.8	73.4
Depreciation	5.5	4.9	16.0	14.3
Amortization	45.3	46.1	135.9	138.7
Operating profit as a % of sales	8.3%	5.4%	7.1%	7.5%
Depreciation as a % of sales	1.7%	1.5%	1.7%	1.5%
Amortization as a % of sales	14.2%	14.5%	14.0%	14.2%
Components of Sales Growth

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total revenue growth (GAAP)	0.3%	(1.1)%
Existing businesses (Non-GAAP)	2.2%	2.0%
Acquisitions and divestitures (Non-GAAP)	(1.4)%	(1.5)%
Currency exchange rates (Non-GAAP)	(0.5)%	(1.6)%
The sales results for the third quarter and year-to-date period were driven by price increases across the segment and demand increases for software and related services, dosimetry services, all partially offset by volume declines in quality assurance products and system design services.
Geographically, sales from existing businesses in developed markets were essentially flat in the third quarter with low single-digit growth in Western Europe and mid-teens growth in Japan, offset by a low single-digit decline in North America. In high growth markets, sales from existing businesses increased by high single-digits in the third quarter, driven by low-twenties growth in Latin America and high single-digit growth in Asia with high single-digit growth in China. On a year-to-date basis, sales from existing businesses in developed markets increased by low single-digits, driven by low single-digit growth in North America and high single-digit growth in Japan, while Western Europe was essentially flat. Sales from existing businesses in high growth markets increased by low single-digits, driven by high-teens growth in Latin America and a low single-digit growth in China, offset by a high single-digit decline in the rest of Asia and a high-teens decline in Eastern Europe driven by the exit from Russia in 2022.
Price increases in our Advanced Healthcare Solutions segment contributed 2.9% and 2.8% to sales growth during the third quarter and year-to-date period, respectively, as compared to the comparable periods of 2022, and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 290 basis points during the third quarter, as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price from existing businesses and gains from productivity measures, partially offset by volume reductions, unfavorable product mix, higher employee compensation, and other operating expenses — favorable 185 basis points
•The year-over-year effect of amortization from existing businesses — favorable 25 basis points
•The year-over-year net effect of acquisition-related transaction costs which were incurred in the third quarter of 2022 — favorable 70 basis points
•The year-over-year effect of divested businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 10 basis points
Operating profit margin decreased 40 basis points during the year-to-date period as compared to the comparable period of 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price from existing businesses and gains from productivity measures were more than offset by unfavorable product mix, reductions in volume, higher employee compensation, and other operating expenses— unfavorable 60 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
•The year-over-year net effect of acquisition-related transaction costs which were incurred in the year-to-date period of 2022 — favorable 65 basis points
•The year-over-year effect of divested businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 25 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 80 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,494.5	$1,456.0	$4,481.6	$4,295.8
Cost of sales	(601.5)	(610.6)	(1,835.0)	(1,824.9)
Gross profit	$893.0	$845.4	$2,646.6	$2,470.9
Gross profit margin	59.8%	58.1%	59.1%	57.5%
The year-over-year increase in gross profit during the third quarter and year-to-date period, as compared to the comparable periods of 2022, is due to year-over-year increases in price, productivity measures and FBS initiatives, partially offset by higher employee compensation costs and restructuring charges. Additionally, the third quarter was also impacted by a decrease in volume, while the year-to-date period experienced an increase in volume, partially offset by unfavorable product mix, and unfavorable changes in foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,494.5	$1,456.0	$4,481.6	$4,295.8
Selling, general and administrative (“SG&A”)	503.5	491.3	1,525.2	1,456.8
Research and development (“R&D”)	98.4	101.1	298.6	300.3
Russia exit and wind down costs	—	1.1	—	17.3
SG&A as a % of sales	33.7%	33.7%	34.0%	33.9%
R&D as a % of sales	6.6%	6.9%	6.7%	7.0%
SG&A increased during the third quarter and year-to-date period, as compared to the comparable periods of 2022 due to increased employee compensation expenses, customer acquisition and marketing costs, and restructuring costs, partially offset by savings from productivity measures.
R&D, consisting principally of internal and contract engineering personnel costs, decreased slightly during both the third quarter and year-to-date period, as compared to the comparable periods of 2022 due to favorable timing of project expenditures, partially offset by higher compensation costs.
RUSSIA EXIT AND WIND DOWN COSTS
In the three and nine-month periods ended September 30, 2022, we incurred pre-tax costs totaling $1.1 million and $17.3 million, respectively, for the write-off of net assets, the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. Of the $17.3 million incurred, approximately $9.2 million represents non-cash charges and is reflected as such in the Consolidated Condensed Statement of Cash Flows. The costs were primarily related to our segments, as follows: Intelligent Operating Solutions $13.8 million, Precision Technologies $2.2 million and Advanced Healthcare Solutions $1.3 million. The exit activities were completed in 2022 and we have not incurred additional charges in 2023.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Net interest expense for the third quarter and year-to-date period was $30 million and $95 million as compared to $26 million and $66 million in the comparable periods in 2022. The year-over-year increase in interest expense was due to higher interest rates incurred on floating rate debt instruments, despite overall lower debt balances.
INCOME TAXES
Our effective tax rates for the three and nine-month period ended September 29, 2023 were 15.2% and 15.8%, respectively, as compared to 12.7% and 14.4%, respectively, for the three and nine-month period ended September 30, 2022. The increase in the effective tax rate for the three-month period ended September 29, 2023 as compared to the three-month period ended September 30, 2022 was primarily due to a change in non-recurring permanent differences recognized. The increase in the effective tax rate for the nine-month period ended September 29, 2023 as compared to the nine-month period ended September 30, 2022 was primarily due to uncertain tax position reserves recorded.
Our effective tax rates for the three and nine-month periods ended September 29, 2023, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other provisions, implements a 15% corporate alternative minimum tax. Based upon our current analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we believe the 15% corporate minimum tax will not have a material impact on our financial statements during 2023.
During 2021, the Organisation for Economic Co-operation and Development (the “OECD”) announced an agreed framework for “Pillar Two” and released detailed model rules for a global minimum corporate tax rate of fifteen percent (15%) which requires multilateral agreement(s) and/or country-specific legislative action to be effective. A few jurisdictions have implemented legislation with effective dates spanning from 2024 through 2026. We will continue to monitor further legislation by individual countries and are currently evaluating the potential impact of Pillar Two to our business in future periods.

COMPREHENSIVE INCOME
Comprehensive income increased by $94 million during the third quarter as compared to the comparable period in 2022 due primarily to favorable changes in foreign currency translation adjustments of $66 million, and an increase in net income.
Comprehensive income increased by $301 million during the year-to-date period as compared to the comparable period in 2022 due primarily to favorable changes in foreign currency translation adjustments of $230 million, and an increase in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 29, 2023, no borrowings were outstanding under the Revolving Credit Facility.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$906.8	$839.0

Payments for additions to property, plant and equipment	$(73.7)	$(59.7)
Cash paid for acquisitions, net of cash received	(57.7)	(15.2)
Proceeds from sale of property	7.2	—
Proceeds from sale of business	—	6.6
Net cash used in investing activities	$(124.2)	$(68.3)

Net proceeds from (repayments of) commercial paper borrowings	$(252.6)	$381.3
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	396.9
Repayment of borrowings (maturities greater than 90 days)	(250.0)	—
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	(207.9)	(376.1)
Payment of dividends	(73.9)	(74.8)
All other financing activities	18.1	(9.2)
Net cash used in financing activities	$(766.3)	$(838.4)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $907 million during the year-to-date period, representing an increase of $68 million, or 8.1%, as compared to the comparable period of 2022. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increases of $73 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Russia exit and wind down costs incurred in 2022).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable used $42 million of cash during the year-to-date period as compared to using $48 million in the comparable period of 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses, and other liabilities used $78 million of cash in the year-to-date period as compared to using $67 million of cash in the comparable period of 2022. The year-over-year changes were driven by timing differences related to tax payments and contract liabilities.
Investing Activities
Cash outflows from investing activities increased by $56 million during the year-to-date period, as compared to the comparable period of 2022 with the increase primarily due to cash used for acquisitions, net of cash acquired totaling $58 million and a year-over-year increase in capital expenditures of approximately $14 million, partially offset by proceeds from sale of property.
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
In the year-to-date period, financing activities used cash of $766 million, reflecting the following transactions:
•Incurred $253 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program.
•During the third quarter, Fortive repaid $250 million in outstanding principal of the Delayed-Draw Term Loan due 2023.
•As of September 29, 2023, we repurchased 3 million shares of our common stock for approximately $208 million under our share repurchase program.
•Dividend payments to common shareholders totaling $74 million.
In the comparable 2022 period, financing activities used cash of $838 million, reflecting the following transaction:
•Incurred $381 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program, which had a weighted annual effective rate of 3.19% and a weighted average remaining maturity of approximately 29 days.
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
•Repurchased 6 million shares for approximately $376 million under our share repurchase program.
•Made dividend payments to common shareholders totaling $75 million.
Refer to Note 5 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of September 29, 2023, we held approximately $714 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less and yielded insignificant interest income during the year-to-date period. Approximately 87% of the $714 million in cash and equivalents was held outside of the United States.
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
As of September 29, 2023, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine-month periods ended September 29, 2023 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2022 Annual Report on Form 10-K. There were no material changes during the three and nine-month periods ended September 29, 2023 to the information reported in our 2022 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the third quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2022 Annual Report on Form 10-K. There were no material changes during the quarter and year-to-date period ended September 29, 2023 to the risk factors reported in the “Risk Factors” section of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions, with 10 million shares remaining authorized under the share repurchase program as of September 29, 2023. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the year-to-date period ended September 29, 2023, the Company purchased 1 million shares of its common stock at an average price of $78.74.
The following table provides details about our share repurchases during the fiscal quarter ended September 29, 2023.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jul 1 - Jul 31	—	$—	N/A	N/A
Aug 1 - Aug 31	1,000,000	78.74	1,000,000	10,000,000
Sep 1 - Sep 29	—	—	N/A	N/A
Total	1,000,000	$78.74	1,000,000	10,000,000

ITEM 5. OTHER INFORMATION

(c) Trading Plans

On July 31, 2023, Tamara Newcombe, President & CEO of Precision Technologies, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 30, 2024, or earlier if all transactions under the trading arrangement are completed.

During the third quarter ended September 29, 2023, no other directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, formatted in Inline XBRL and contained in Exhibit 101
*     Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 29, 2023 and December 31, 2022, (ii) Consolidated Condensed Statements of Earnings for the three and nine-month periods ended September 29, 2023 and September 30, 2022, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine-month periods ended September 29, 2023 and September 30, 2022, (iv) Consolidated Condensed Statement of Changes in Equity for the three and nine-month periods ended September 29, 2023 and September 30, 2022, (v) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 29, 2023 and September 30, 2022, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 25, 2023	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 25, 2023	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer