Form 10-K
period 2023-12-31
Fortive Corp
filed 2024-02-27
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-37654
____________
FORTIVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	47-5654583
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6920 Seaway Blvd
Everett,	WA	98203

(Address of principal executive offices)		(Zip code)

Registrant’s telephone number, including area code: (425) 446 - 5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $0.01 per share	FTV	New York Stock Exchange
3.700% Notes due 2026	FTV26A	New York Stock Exchange
3.700% Notes due 2029	FTV29	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 22, 2024 there were 351,379,735 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2023 was $26.3 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements included or incorporated by reference in this Annual Report on Form 10-K, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including impact of inflation or interest rate changes; impact of geopolitical events, including the impact of the Ukraine/Russia conflict, the Middle East conflict, and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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

•Any pandemic, including the resurgence in the spread of COVID-19, and the corresponding constraints on supply chain, labor force, and the operations of our customers, suppliers, and vendors could have an adverse impact on our business and results of operations.

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

•Significant disruptions in, or breaches in security of, our information technology systems have adversely affected, and in the future could adversely affect, our business.

•We may use artificial intelligence in our business and our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

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

•Our businesses are subject to extensive regulation, including healthcare regulations; existing or future failure to comply with those regulations could adversely affect our financial statements and reputation.

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

PART I
ITEM 1. BUSINESS
General
Fortive Corporation is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. We are headquartered in Everett, Washington and have a workforce of more than 18,000 research and development, manufacturing, sales, distribution, service, and administrative professionals in more than 50 countries around the world.
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
Fortive Business System
Our teams across our operating companies are united by our culture of continuous improvement – characterized by the high expectations, inclusion, humility, and transparency embodied in the Fortive Business System (“FBS”). This cultural foundation is reinforced by the rigor of our disciplined operating cadence. FBS enables us to operate our businesses with a focus on relentless execution, powered by our mindset and a set of tools and best practices consistently applied across our portfolio. We are committed to delivering on our financial commitments and engaging our leaders and teams to accelerate and sustain progress in every aspect of the business, including new product development and commercialization, finance, human capital management, and sustainability. We are continually evolving FBS to meet the changing needs of our portfolio and incorporating new technology enablers, like artificial intelligence and machine learning, to drive faster growth, more productivity, and greater impact. The execution of our disciplined acquisition strategy is strengthened by the value FBS creates and is a critical component of how we achieve sustained results over time.
Purpose and Values
We are guided by our shared purpose to deliver essential technology for the people who accelerate progress. We strive to accelerate transformation in high-impact fields, such as workplace safety, engineering, and healthcare, delivering high-tech solutions and high impact for engineers, scientists, frontline workers, and patients around the world.
Our values guide how we deliver every day for our stakeholders:
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
Kaizen is our way of life.
We know we can always do and be better. Our commitment to continuous improvement, grounded in our FBS inspires us to approach our work with curiosity. We are always growing and learning.
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
People Strategy (Human Capital Management)
Fortive is a global team, over 18,000 strong, energized by a powerful purpose. Our people strategy centers on empowering inclusive teams working together to solve problems no one could solve alone. We intentionally seek out different skills, backgrounds, and voices to deliver results for our customers and fulfill our employee promise – For you. For us. For growth. Our people strategy is defined by our inclusive growth culture and is advanced through FBS and our career development and reward systems. We continually measure, review, and refine our strategy through measured employee experience processes. These key elements enable us to accelerate progress for our customers, our teams, and the world.
Inclusive Growth Culture
We are more together. Our culture sets the tone for Fortive’s people strategy and drives Fortive’s success. Along with FBS, Inclusion, Diversity, and Equity (“IDE”) are core enablers of our strategy and culture.
We know that an inclusive, diverse, and equitable workforce creates extraordinary long-term value for our employees and shareholders. We are committed to IDE in all its forms. We are focused on recruiting from a wide variety of diverse candidate sources, cultivating an inclusive environment where everyone can succeed, providing training on inclusion and unconscious bias, and monitoring policies and practices to ensure that no group is inadvertently disadvantaged. Another part of Fortive’s commitment to IDE is our adherence to EEO (equal employment opportunity) principles. All people are evaluated through a neutral merit-based process. We do not consider race, ethnicity, gender, or any other protected trait in our hiring, promotional, or other processes. To drive FBS, continuous improvement, and IDE accountability at all levels, our VP, Inclusion, Diversity, and Equity works closely with our senior management, IDE Council, and IDE practitioners across our businesses. Our Board of Directors, along with the Compensation Committee, oversee our IDE efforts as part of our people strategy and measurement actions.
We are committed to continued transparency by publicly sharing our workforce representation and inclusion results and aspirational goals through our Proxy Statement, EEO-1 report, website, and annual Sustainability Report.
Business, Career Development, and Reward Systems
Our culture of continuous improvement inspires us to keep experimenting, growing, and learning. Our FBS and robust career development and reward systems advance our people strategy by attracting, growing, and retaining the exceptional people we need now and in the future. These business and career development systems strengthen our employee value proposition, build our employer brand, drive professional growth for our employees and results for our customers.
Our Performance and Development for Growth processes drive results and career growth for our global teams. Performance for Growth rigorously deploys our strategies into cascaded goals throughout the organization, while Development for Growth translates our beliefs and values into desired leader competencies, at all levels of the organization. Together, these processes provide a roadmap for the way we work, deliver results, and build high-performing teams.
Additionally, we design our Total Rewards programs to attract and retain talented, curious people with a growth mindset and a passion for innovation, collaboration, and continuous improvement. We offer leading programs that inspire and reward superior performance, are equitable, align compensation structure with delivering long-term shareholder value, and foster an inclusive, diverse, and healthy global workforce.
We also invest in our people at every level through our growth and development experiences. These experiences range from leadership learning and FBS immersion to hands-on skill building in each of our three FBS pillars—growth, lean, and leadership. Collectively, these experiences build skills, strengthen performance, and prepare our employees for challenging opportunities.

With our strong and evolving portfolio, employees have the opportunity to accelerate their career across multiple industries, meaningfully contributing to customer success and impact in the world.
Employee Experience and Communication
Our promise to employees is ‒ For you. For us. For growth. To achieve this promise, our leaders at all levels of the organization actively seek feedback from our employees and other stakeholders to strengthen our culture. Our employee experience surveys are one of the many ways we actively solicit input.
Our employee experience survey approach continues to mature through quarterly touchpoints and leader accountability. In our last comprehensive census survey in 2023, over 80% of our global team responded, delivering steady gains in both overall engagement and in inclusion and belonging that resulted in historically high ratings of 78% and 82%, respectively. Our results continue to inform both management and our Board of Directors on appropriate actions to enhance our employee experience.
Government Contracts
Although the substantial majority of our revenue in 2023 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Several other countries, such as China, Russia, and Brazil, have passed, and other countries are considering passing, laws that meaningfully expand the compliance requirements around confidential, personal, and/or sensitive data that we may have access to or process in the course of our business. In China and Russia, privacy and security laws may require a copy of personal data relating to citizens to be maintained on local servers and impose additional data transfer restrictions. Brazil’s Lei Geral de Proteção de Dados (“LGPD”) increases compliance requirements related to privacy, data protection, and information security for businesses that are located or do business within Brazil. Although the LGPD shares similarities with the GDPR, it also contains a number of unique features, including specific legal bases not found in the GDPR that allow an organization to process personal data and requirements for the role of a data protection officer. In these countries and elsewhere, the laws applicable to data privacy and security may require changes to business practices or additional investment for compliance purposes.
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products, and services are subject to and other environmental contingencies, please refer to Note 14 to the consolidated financial statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
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
Competition Laws
Our global operations are subject to complex and changing antitrust and competition laws and regulations, including conflicting laws and regulations in different jurisdictions that have increased the cost of conducting our global operations. We have implemented policies and procedures designed to ensure compliance with applicable global laws and regulations, but there can be no assurance of complete and consistent compliance with all laws and regulations given the complex and evolving policies implemented by governments around the world. If we are found to have violated laws and regulations, it could materially adversely affect our business, reputation, results of operations and financial condition.
Whistleblower Laws
We operate in jurisdictions, such as the U.S. and Europe, with significant legal whistleblower protection compliance reports for potential violations internally and to government authorities. In the European Union, the Whistleblower Directive has been implemented that affords significant protections to internal and external whistleblowers. Non-compliance with the Whistleblower Directive can result in fines and other penalties against entities. In the U.S., the Securities and Exchange Commission can provide monetary awards to whistleblowers that report securities law violations to the Commission. U.S. laws, such as the False Claims Act, also include strong financial incentives for whistleblowers to bring lawsuits against companies with healthcare products and services such as Fortive. In addition, the False Claims Act permits whistleblowers to bring a lawsuit on behalf of the government and share in any monetary recovery, even if the government decides not to intervene in the case.
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
Our business is impacted by general economic conditions, and adverse economic conditions arising from any slower global economic growth, reduced demand or consumer confidence, energy, manufacturing or component supply constraints arising from the international conflicts, including Russian invasion of Ukraine and the Israel-Hamas war, high inflation rates and the corresponding interest rate policies, volatility in currency and credit markets, actual or anticipated default on sovereign debt, changes in global trade policies, unemployment and underemployment rates, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, other geopolitical conflict, sanctions, natural disasters, terrorist attacks, and other challenges affect us and our distributors, customers, and suppliers, including having the effect of:
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
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases and supply chain management to reflect any supply chain or transportation disruptions or changes in customer demand and market fluctuations, geopolitical disruptions, severe weather events, increases in demand outpacing supply capabilities, labor shortages, seasonality or cyclicality. During a market upturn or general supply chain disruptions, suppliers have extended lead times, limited supplies, or increased prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet demand for our products, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities.
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
Much of our future success and our ability to realize the benefit of our acquisitions and execute our portfolio strategy depends on our ability to attract and retain key employees, including our senior management. In particular, the markets for highly skilled employees and leaders in the technology and healthcare industries remain competitive. Our brand, our culture, our ability to provide competitive compensation, our locations of operations, and our reputation are important to our ability to recruit and retain key employees in these competitive markets. If we are not competitive or successful in our recruiting efforts, if we cannot attract or retain key employees, or if we do not adequately ensure effective succession planning or transfer of knowledge for our key employees, our ability to deliver and execute on our operational, development, or portfolio strategies would be adversely affected.
Significant disruptions in, or breaches in security of, our information technology systems have adversely affected, and in the future could adversely affect, our business.
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted, accessed, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, error or malfeasance by employee or former employees, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other similar events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems or lack of sufficient control in our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, change, destruction, exfiltration or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, and other cyber-attacks that have resulted in disruption of our operations, unauthorized access to confidential information and increased the cost of operations through containment, investigation and remediation efforts, including cybersecurity incidents in the fourth quarter of 2023. Furthermore, we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent, any of which may have a material adverse impact on our business continuity, operations or financial results. Increasing use of artificial intelligence may increase these risks. Any of the attacks, breaches, or other disruptions or damage described above, as well as corresponding remediation efforts, can disrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect our business and financial statements.

We may use artificial intelligence in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We may incorporate artificial intelligence (“AI”) solutions into our products, services and features, and we may leverage AI, including generative AI, in our product development, our operations, and our software programming. Our competitors or other third parties may incorporate AI into their products or operational processes more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
In addition, there are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the regulation of AI by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services, and features to implement AI ethically and minimize any unintended harmful impacts.
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
In 2023, approximately 46% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers, and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Our international business, including our business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•impact of geopolitical conflict, including the Russian invasion of Ukraine and the Israel-Hamas war;
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
We have experienced growth in various end markets in China. During 2023, sales in China accounted for approximately 11% of our total sales for the year. In addition, we have numerous facilities in China, many of which serve multiple Fortive operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.
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
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Overall strengthening of the U.S. dollar during most of fiscal year 2023 has increased the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 14 to the consolidated financial statements. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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
•we are also subject to the federal False Claims Act (the “FCA”), which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims; and
•we are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes could negatively impact our business or financial position.
For example, we recently discovered that Gems Sensors, Inc., an entity that has been merged into Setra Systems, Inc. and now operates as Gems Setra, made certain incorrect representations regarding its status as a small business concern as defined by the Small Business Act for certain contracts that it was awarded by the Defense Logistics Agency ("DLA"). As a result, on January 26, 2024, we voluntarily notified the Department of Defense Office of Inspector General (“OIG”) and the DLA of this matter. While we are continuing to investigate, we currently do not expect this matter to have a material adverse effect on our financial condition or results of operations. However, resolution of this matter could subject us to fines or penalties, and we cannot assure you of the timing or outcome of such resolution.
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
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements, including extensive disclosure requirements in various jurisdictions, including in the E.U. and domestically, may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
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
In addition, changes by the U.S. in relation to international tax reform could increase uncertainty and may adversely affect our income tax provision, cash taxes paid, and effective tax rate. Comprehensive tax reform was enacted through the Tax Cuts and Jobs Act of 2017 (the “TCJA”) which includes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, deductions, and credits. The taxing authorities continue to issue regulations and guidance, some with retrospective application, to the provisions of the TCJA, and we expect this to continue for the foreseeable future. Any future adjustments resulting from retrospective regulations and guidance issued will be considered a discrete income tax expense or benefit in the period guidance is issued. For example, the TCJA eliminated the deduction of certain domestic and foreign research and development expenditures beginning on January 1, 2022 and requires capitalization and amortization of such expenditures over a specified period; any revision, regulation, or new guidance to this rule may impact our future income tax provision, cash taxes paid, and effective tax rate.
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
As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $12.3 billion. In accordance with GAAP, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Note 2 and Note 6 to the consolidated financial statements for a description of our policies relating to goodwill and acquired intangibles.
Risk Related to Our Financing Activities
We have incurred a significant amount of debt, and our debt will increase further if we incur additional debt and do not retire existing debt.
As of December 31, 2023, we had approximately $3.7 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets, and enter into transactions with affiliates. The covenants in our credit agreement include a debt-to-EBITDA ratio. Please refer to Note 10 to the consolidated financial statements for additional details.

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
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that our shareholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our process for assessing, identifying, and managing material risks associated with cybersecurity threats, including risks related to disruptions to our operations, compromise of our intellectual property rights, data privacy, litigation and other legal liability and reputational impacts, is an important component of our overall enterprise risk management process. As part of this process, both corporate and operating company leaders collaborate with subject matter experts to identify and assess cybersecurity threats and implement relevant countermeasures.
In addition to this component of our overall risk management process, we have separate cybersecurity-specific risk assessment and management processes that are managed centrally and executed at both the corporate and operating company levels. These processes, including corresponding controls, are designed to help us protect against, detect, and respond to cybersecurity threats, and to manage business continuity, the availability of critical systems, product security, disclosure controls and procedures, escalation, and regulatory compliance in the event of any cybersecurity disruption.
As part of our cybersecurity controls and processes:
•we have designed our cybersecurity program based on the National Institute of Security and Technology (“NIST”) framework, Generally Accepted Privacy Program (“GAPP”) guiding principles, and ISO 27001/2 standards;
•our cybersecurity team, led by our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) coordinates with our privacy and information governance team within our legal department to help ensure compliance with applicable regulatory and reporting requirements;
•the CIO and CISO undertake an annual review of the cybersecurity strategy and initiatives for Fortive and each of the operating companies, with monthly reviews of performance relative to strategic initiatives with the Chief Executive Officer (“CEO”) and the other executive officers;
•the CIO and CISO participate in product design efforts with operating company leaders to enhance our product security;
•through the compliance training program, we conduct mandatory cybersecurity management, data privacy and incident training for all employees;
•we conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to possible threats;
•through policy, practice and contract provisions, we require employees, as well as third-party vendors who process data, to treat customer and other personal information and data with care and in compliance with regulations;
•we run tabletop exercises conducted by leading third-party cybersecurity experts, with involvement by the broader IT team, legal team, communications team, executive management team, and the Board, to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•we conduct regular network and endpoint monitoring, vulnerability assessments, and penetration testing designed to improve our information systems;
•we review and update, and provide training, on cybersecurity incident response plans, business continuity plans, and cyber incident escalation plans, including the involvement of our Disclosure Committee (which includes our CISO as a regular member);
•as part of that cyber incident escalation plan, our Disclosure Committee reviews cybersecurity incidents to assess materiality and consider disclosure requirements;

•the CISO meets with the information security teams at the operating companies on a monthly basis, or as needed, to review escalated items, compliance with incident response plans, and performance against strategic targets;
•the CIO and the CISO meet with the CEOs of our operating segments and the presidents of our operating companies to discuss IT strategies, updates, and initiatives, including those related to cybersecurity;
•the CIO and the CISO meet with the Audit Committee on a quarterly basis and the full Board on an annual basis to provide updates on the cybersecurity program, including controls and processes, strategies, achievements, risks, and recent incidents;
•the CIO and the CISO also meet with the full Board on an annual basis as part of the overall enterprise risk management review; and
•the CISO, as a member of the Disclosure Committee, meets with other members of the Disclosure Committee to discuss materiality and disclosure with respect to cybersecurity matters.

As part of the above processes, we regularly engage with assessors, consultants, auditors, and other third parties, including by regularly having independent cybersecurity experts conduct tabletop exercises, conduct penetration tests, and review our cybersecurity program to help identify areas for continued focus, improvement and compliance.
In addition, our processes also address cybersecurity threat risks associated with our use of third-party software and service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on critical third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties to agree by contract to manage their cybersecurity risks in specified ways to be subject to cybersecurity audits, which we may conduct as appropriate.
To date, we believe that the risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Refer to the discussions under the headings “Significant disruptions in, or breaches in security of, our information technology systems have adversely affected, and in the future could adversely affect, our business” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, and “Overview-Other Matters” included as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) at Item 7 of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.
Our Audit Committee is responsible for the oversight of risks from cybersecurity threats and provides regular reports to the entire Board. In addition, at least annually, the entire Board receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Board generally receives materials indicating current and emerging material cybersecurity threat risks and describing the company’s ability to mitigate those risks, and discusses such matters with our CIO and CISO. Material cybersecurity threat risks are also considered during separate Board meeting discussions of overall key enterprise risks, operational budgeting, crisis management planning, and other relevant matters.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our CIO and our CISO. Our CIO and our CISO have over 30 years and 25 years, respectively, of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and implementing business continuity planning and incident response plans. Our CIO and CISO each hold several degrees and certifications relevant to their roles. Our CIO and our CISO are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, oversight of the entire IT function, including at Fortive Corporation and the IT leaders at our operating companies.

Our CIO and our CISO report to the Audit Committee and to the full Board about cybersecurity threat risks and other cybersecurity related matters. In addition, under our escalation policy, following the detection of a potentially significant cybersecurity incident, our CISO and our General Counsel escalate to the Executive Officers, core members of the Disclosure Committee, Chair of the Audit Committee and the Chair of the Board initially, and then to the entire Board, as appropriate.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2023, our facilities included approximately 60 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Approximately 35 of these facilities are located in the United States in 20 states and approximately 25 are located outside the United States in over 10 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Intelligent Operating Solutions 25, Precision Technologies 25, and Advanced Healthcare Solutions 10.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 9 to the consolidated financial statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information, and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. Please refer to Note 14 to the consolidated financial statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to "Item 1A. Risk Factors."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of our executive officers as of February 27, 2024. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	58	President and Chief Executive Officer	2016
Charles E. McLaughlin	62	Senior Vice President – Chief Financial Officer	2016
Tamara S. Newcombe	58	President and CEO of Precision Technologies and Advanced Healthcare Solutions	2022
Jonathan L. Schwarz	52	Senior Vice President – Corporate Development	2016
Edward R. Simmons	50	Senior Vice President – Strategy	2021
Olumide Soroye	51	President and CEO of Intelligent Operating Solutions	2021
Peter C. Underwood	54	Senior Vice President – General Counsel	2016
Stacey A. Walker	53	Senior Vice President – Human Resources	2016
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
Tamara S. Newcombe has served as President and CEO of Precision Technologies since January 2022 and President and CEO and Advanced Healthcare Solutions since June 2023. Prior to January 2022, Ms. Newcombe was Group President from May

2021 to December 2021, President of Tektronix from April 2019 to December 2021, and Commercial President of Tektronix from February 2017 to April 2019. Prior to joining Tektronix, Ms. Newcombe was Vice President of Sales at Cisco Systems, Inc. from November 2009 to February 2017.
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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 22, 2024, there were approximately 1700 holders of record of our common stock.
We have historically paid a quarterly dividend on our common stock. In November 2023, our Board of Directors increased the quarterly dividend paid December 29, 2023 to $0.08 per share from $0.07 per share, an increase of 14%. Any future declaration and payments of dividends, including any change in the amount of quarterly dividend, on our common stock will be determined by our Board of Directors and will depend on our business conditions, financial results and other factors our Board deems relevant.
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

During the fiscal year ended December 31, 2023, the Company purchased 4 million shares of its common stock at an average share price of $68.20, including 1 million shares at an average share price of $64.99 during the fourth quarter of 2023, leaving 9 million shares authorized for repurchase under the share repurchase program as of December 31, 2023.
On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares.
The following table provides details about our share repurchases during the fiscal quarter ended December 31, 2023.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Oct 1 - Oct 31	250,000	$65.04	250,000	9,750,000
Nov 1 - Nov 30	750,000	64.97	750,000	9,000,000
Dec 1 - Dec 31	—	—	N/A	N/A
Total	1,000,000	$64.99	1,000,000	9,000,000 *
*Does not reflect the 11 million additional shares the Company’s Board of Directors authorized under the share repurchase program on January 23, 2024.
Recent Issuances of Unregistered Securities
None.
ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Fortive’s financial condition and results of operations for the fiscal years ended December 31, 2023 and December 31, 2022 should be read in conjunction with our audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2022 with the Securities and Exchange Commission on February 28, 2023.
Fortive is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. We are headquartered in Everett, Washington and have a workforce of more than 18,000 research and development, manufacturing, sales, distribution, service, and administrative professionals in more than 50 countries around the world.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates

•New Accounting Standards
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 46% of our sales derived from customers outside the United States in 2023. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
Business Performance and Outlook
Business Performance
During 2023, aggregate year-over-year sales increased 4.1%, primarily due to an increase in sales from existing businesses which increased year over year by 4.8% comprised of favorable pricing of 4.5% and increased volume of 0.3%.
Geographically, year-over-year sales from existing businesses in developed markets increased by mid-single-digits, driven by mid-single-digit growth in North America, low single-digit growth in Western Europe, and low double-digit growth in Japan.

Year-over-year sales from existing businesses in high growth markets increased mid-single-digits, driven by low single-digit growth in Asia, which includes low single-digit growth in China, and high single-digit growth in Latin America.
The strengthening of the U.S. dollar relative to other currencies reduced our sales by 0.6% during 2023, as compared to 2022 and may continue to impact our results in future periods. Sales from divested business, offset by revenue from acquisitions reduced sales by 0.1% as compared to 2022.
Acquisitions
During the year ended December 31, 2023, we made four acquisitions (“the 2023 acquisitions”) in our Intelligent Operating Solutions segment for an aggregate cash consideration of $101.4 million, which includes an immaterial deferred payment, net of acquired cash. The 2023 acquisitions are intended to accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $56.7 million of goodwill related to the acquisitions, which is not tax deductible.
Divestitures
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for cash consideration of $9.6 million. As a result of the sale, during the year ended December 31, 2022, we recorded a net realized pre-tax gain totaling $0.5 million, net of transaction costs, which was recorded within “Other non-operating expense, net” in the Consolidated Statements of Earnings. The divestiture of this product line did not represent a strategic shift with a significant effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
Restructuring
We initiated a discrete plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. We incurred charges of $58.6 million during the year ended December 31, 2023. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings.
Other Matters
We experienced cybersecurity incidents in the fourth quarter of fiscal 2023. To date, the disruptions from the cybersecurity incidents did not materially impact business continuity or operations. We continue to actively investigate the incidents with the assistance of leading cybersecurity experts, including the nature of the data that was impacted, and continue to implement robust containment and remedial measures.
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The total consideration paid was approximately $1.72 billion, net of acquired cash. We are currently in the process of finalizing the accounting for this transaction.
On January 1, 2024, we realigned Invetech from the Advanced Healthcare Solutions segment to the Precision Technologies segment as we consider strategic alternatives for certain products and services of Invetech. The remaining products and operations of Invetech are more closely aligned with the Precision Technologies segment.
In 2023, we entered into an agreement to optimize our real estate footprint within our Precision Technologies segment for proceeds of approximately $90 million. We expect the transaction to be completed in the first half of 2024, with a gain from the transaction recognized at the time of closing.
2024 Outlook
We anticipate full year sales to grow on a year-over-year basis by approximately 6% and 8% with year-over-year growth from existing businesses of approximately 2% and 4%.

We expect foreign exchange rates to remain volatile throughout the year which could adversely impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, macroeconomic conditions in the United States and other critical regions, ongoing challenges with global logistics and supply chains, disruption in supply or transportation resulting from severe weather or other events, impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize pricing and other countermeasures to offset the aforementioned dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including the potential impact of the Pillar Two initiative.
RESULTS OF OPERATIONS
Components of Sales Growth

2023 vs. 2022
Total revenue growth (GAAP)	4.1%
Existing businesses (Non-GAAP)	4.8%
Acquisitions and divestitures (Non-GAAP)	(0.1)%
Currency exchange rates (Non-GAAP)	(0.6)%
Refer to Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions sections below for further discussion of year-over-year sales growth.
Operating Profit Margins
2023 vs. 2022
Operating profit margins were 18.7% for the year ended December 31, 2023, an increase of 180 basis points as compared to 16.9% in 2022 with year-over-year operating profit margin comparisons impacted by:
•Year-over-year increase in price and volume from existing businesses and gains from productivity measures, which were partially offset by higher employee compensation, unfavorable product mix and foreign exchange rates — favorable 160 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 40 basis points
•The year-over-year net effect of acquisition-related transaction costs which were lower in 2023 — favorable 40 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — favorable 5 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 95 basis points
•Russia exit and wind down costs that were incurred during 2022 — favorable 30 basis points

Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2023	2022
Segments
Intelligent Operating Solutions	$2,612.2	$2,466.1
Precision Technologies	2,132.8	2,038.2
Advanced Healthcare Solutions	1,320.3	1,321.4
Total	$6,065.3	$5,825.7

Geographic area
United States	$3,288.4	$3,136.8
China	694.9	702.1
All other (each country individually less than 5% of total sales)	2,082.0	1,986.8
Total	$6,065.3	$5,825.7
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
Intelligent Operating Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2023	2022
Sales	$2,612.2	$2,466.1
Operating profit	628.8	519.4
Depreciation	33.9	33.9
Amortization	185.5	184.4
Operating profit as a % of sales	24.1%	21.1%
Depreciation as a % of sales	1.3%	1.4%
Amortization as a % of sales	7.1%	7.5%
Components of Sales Growth

2023 vs. 2022
Total revenue growth (GAAP)	5.9%
Existing businesses (Non-GAAP)	5.9%
Acquisitions and divestitures (Non-GAAP)	0.3%
Currency exchange rates (Non-GAAP)	(0.3)%
2023 COMPARED TO 2022
The sales result for 2023 was driven by price increases across the segment and demand in software and service offering in EHS and facility and asset lifecycle applications, partially offset by volume reductions in certain products in our test and measurement instrumentation business.
Geographically, year-over-year sales from existing businesses in developed markets increased by mid-single-digits during 2023, driven by mid-single-digit growth in North America and low single-digit growth in Western Europe. Sales in high growth markets increased by low double-digits during 2023, driven by low double-digit growth in Asia, including low double-digit growth in China.
Year-over-year price increases in our Intelligent Operating Solutions segment contributed 4.2% to sales growth in 2023, as compared to 2022, and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 300 basis points during 2023 as compared to 2022. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volume from existing businesses and gains from productivity measures, partially offset by higher employee compensation — favorable 315 basis points
•The year-over-year effect of amortization from existing businesses offset by impairment of intangible assets — favorable 20 basis points
•The year-over-year effect of acquisition-related transaction costs which were lower in 2023 — favorable 65 basis points
•The year-over-year effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 10 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 90 basis points
PRECISION TECHNOLOGIES
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
Precision Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2023	2022
Sales	$2,132.8	$2,038.2
Operating profit	540.3	491.3
Depreciation	26.2	24.2
Amortization	3.6	13.5
Operating profit as a % of sales	25.3%	24.1%
Depreciation as a % of sales	1.2%	1.2%
Amortization as a % of sales	0.2%	0.7%
Components of Sales Growth

2023 vs. 2022
Total revenue growth (GAAP)	4.6%
Existing businesses (Non-GAAP)	5.1%
Currency exchange rates (Non-GAAP)	(0.5)%
2023 COMPARED TO 2022
The sales result for 2023 was driven by price increases across the segment and volume increases with test and measurement products, power and energy equipment and energetic materials, partially offset by volume reductions in certain end markets for sensing technologies.
Geographically, year-over-year sales from existing businesses in developed markets increased by high single-digits during 2023, driven by high single-digit growth in both North America, low single-digit growth in Western Europe, and mid-teens growth in Japan. Sales in high growth markets increased by low single-digits during 2023, where we saw low-forties growth in the Middle East and a low single-digit decline in Asia, which includes a low single-digit decline in China.
Year-over-year price increases in our Precision Technologies segment contributed 5.7% to sales growth during 2023 as compared to 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 120 basis points during 2023 as compared to 2022. Year-over-year changes in operating profit margin were comprised of the following:

•Year-over-year increases in price from existing businesses and gains from productivity measures, all partially offset by higher employee compensation, unfavorable product mix, and reductions in volume — favorable 170 basis points
•The year-over-year effect of amortization from existing businesses — favorable 50 basis points
•The year-over-year effects of acquisition-related transaction expenses incurred in 2023 - unfavorable 10 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 90 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2023	2022
Sales	$1,320.3	$1,321.4
Operating profit	105.5	107.9
Depreciation	22.2	21.6
Amortization	181.4	184.2
Operating profit as a % of sales	8.0%	8.2%
Depreciation as a % of sales	1.7%	1.6%
Amortization as a % of sales	13.7%	13.9%
Components of Sales Growth

2023 vs. 2022
Total revenue growth (GAAP)	(0.1)%
Existing businesses (Non-GAAP)	2.2%
Acquisitions and divestitures (Non-GAAP)	(1.1)%
Currency exchange rates (Non-GAAP)	(1.2)%
2023 COMPARED TO 2022
The sales results for 2023 was primarily driven by price increases across the segment and demand increases for software and related services, partially offset by a reduction in volume in system design services.
Geographically, year-over-year sales from existing businesses in developed markets increased by low single-digits during 2023, driven by low single-digit growth in both North America and Western Europe, as well as high single-digit growth in Japan. Sales in high growth markets increased low single-digits during 2023, with mid-teens growth in Latin America and mid-single-digit growth in China, partially offset by mid-single-digit decline in the rest of Asia and a mid-twenties decline in Eastern Europe driven by the exit from Russia in 2022.
Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 3.1% to sales growth during 2023, as compared to 2022, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 20 basis points during 2023 as compared to 2022. Year-over-year changes in operating profit margin comparisons were comprised of the following:
•Year-over-year sales increases in price from existing businesses and gains from productivity measures were offset by unfavorable product mix, reductions in volume, higher employee compensation, and other operating expenses — unfavorable 5 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points

•The year-over-year net effect of acquisition-related transaction costs which were incurred in 2022 — favorable 65 basis points
•The year-over-year effect of divested businesses, including amortization, and acquisition-related fair value adjustments to inventory — favorable 20 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan in 2023 — unfavorable 120 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2023	2022
Sales	$6,065.3	$5,825.7
Cost of sales	(2,471.2)	(2,462.3)
Gross profit	3,594.1	3,363.4
Gross profit margin	59.3%	57.7%
The year-over-year increase in gross profit during 2023 as compared to 2022 is due to year-over-year increases in price and volume, productivity measures and FBS initiatives, all partially offset by higher employee compensation costs, restructuring charges and foreign exchange rates.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2023	2022
Sales	$6,065.3	$5,825.7
Selling, general, and administrative (“SG&A”) expenses	2,062.6	1,956.6
Research and development (“R&D”) expenses	397.8	401.5
Russia exit and wind down costs	—	17.9
SG&A as a % of sales	34.0%	33.6%
R&D as a % of sales	6.6%	6.9%
SG&A expenses increased during 2023 as compared to 2022 due to increased employee compensation expenses, customer acquisition and marketing costs, and restructuring costs, partially offset by savings from productivity measures.
R&D expenses, consisting principally of internal and contract engineering personnel costs, decreased slightly during 2023 as compared to 2022 due to favorable timing of project expenditures, partially offset by higher compensation costs.
RUSSIA EXIT AND WIND DOWN COSTS
In February 2022, Russian forces invaded Ukraine resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products.
During the year ended December 31, 2022, the Company recorded pre-tax charges of $17.9 million, primarily relating to the write-off of net assets, the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Consolidated Statements of Earnings. The exit activities were completed in 2022.
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 10 to the accompanying consolidated financial statements.
Net interest expense was $123.5 million during 2023, compared to $98.3 million during 2022. The year-over-year interest expense increase was due to higher interest rates incurred on floating rate debt instruments, despite overall lower debt balance levels carried during the year.

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
The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2015 to 2023. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in our tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the Automation and Specialty business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
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
Furthermore, changes in multilateral agreements and the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-Operation and Development (the “OECD”) and could significantly increase our tax provision, cash taxes paid, and effective tax rate in future years. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. During 2021, an agreed framework and model rules for a global minimum corporate tax rate of fifteen percent (15%) was released by the OECD. Many countries in which we operate have implemented legislation to align with model rules and with effective dates spanning from 2024 through 2025. The Company will continue to monitor and evaluate the impact of OECD policy changes as foreign jurisdictions continue to adopt OECD guidance.
For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
Comparison of the Years Ended December 31, 2023 and 2022
Our effective tax rate for the years ended December 31, 2023 and 2022 was 12.6% and 13.5%, respectively.
Our effective tax rate for 2023 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, a decrease in our uncertain tax positions, and the effect of changes in tax rates enacted in the current period.
COMPREHENSIVE INCOME
Comprehensive income increased by $251 million in 2023 as compared to 2022, primarily due to a favorable change in foreign currency translation adjustments of $188 million, an increase in net income of $111 million, and unfavorable changes in pension benefit adjustments of $48 million.
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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2023, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $78 million.
As of December 31, 2023, our variable-rate debt obligations consist of U.S. dollar denominated commercial paper, U.S. dollar denominated delay-draw term loan, and senior unsecured term facilities denominated in either Euros or Japanese Yen (refer to Note 10 to the consolidated financial statements for information regarding our outstanding indebtedness as of December 31, 2023). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and/or term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding variable-rate obligation was approximately 5.15% with interest expense of $83 million. On an annualized basis, a hypothetical 10 basis points increase in market interest rates as of December 31, 2023 on our variable-rate debt obligations as of December 31, 2023 would have increased our interest expense by approximately $2.2 million in 2023.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) (“AOCI”) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2023 would have resulted in a reduction of foreign currency-denominated net assets and stockholders’ equity of approximately $186 million.
During the second quarter of 2022, we designated our ¥14.4 billion Yen-denominated variable interest rate term loan and our €275 million Euro-denominated variable interest rate term loan outstanding as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. For the years ended December 31, 2023 and 2022, we recognized after-tax losses of $1.2 million and $5.1 million, respectively, in Other comprehensive income (loss) related to the net investment hedges.
Currency exchange rates unfavorably impacted 2023 reported sales by 0.6% as compared to 2022, as the U.S. dollar was, on average, stronger against most major currencies during 2023 as compared to exchange rate levels during 2022. In the fourth quarter of 2023, the U.S. dollar was, on average, weaker against most major currencies. If the exchange rates in effect as of December 31, 2023 were to prevail throughout 2024, currency exchange rates would positively impact 2024 estimated sales by approximately 0.3% relative to our performance in 2023. In general, additional strengthening of the U.S. dollar against other major currencies would further negatively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of December 31, 2023, no borrowings were outstanding under the Revolving Credit Facility.
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
On June 7, 2023, we filed with the SEC an “automatic shelf” registration statement (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may from time to time sell shares of common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units, warrants and subscription rights in one or more offerings. For additional information regarding the Company’s recent registered offering of €500 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2026 and €700 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2029, refer to Note 10 to the Consolidated Financial Statements.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2023	2022
Net cash provided by operating activities	$1,353.6	$1,303.2

Cash paid for acquisitions, net of cash received	$(95.8)	$(12.8)
Payments for additions to property, plant and equipment	(107.8)	(95.8)
Proceeds from sale of property	7.4	—
Proceeds from sale of business	—	9.6
All other investing activities	0.8	(3.5)
Net cash used in investing activities	$(195.4)	$(102.5)

Proceeds from borrowings (maturities longer than 90 days), net of issuance costs	$549.3	$1,394.1
Net proceeds from commercial paper borrowings	839.9	38.5
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)
Repurchase of common shares	(272.9)	(442.9)
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(1,000.0)
Payment of common stock cash dividend to shareholders	(102.0)	(99.5)
All other financing activities	18.0	(6.7)
Net cash provided by (used in) financing activities	$32.3	$(1,273.0)
Operating Activities
Operating cash flows can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were approximately $1.4 billion in 2023, representing an increase of $50 million, or approximately 3.9%, as compared to 2022, and primarily attributable to the following factors:
•Year-over-year increases of $112 million in Operating cash flow from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Russia exit and wind down costs incurred in 2022).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable used $9 million of cash during 2023 compared to using $11 million of cash during 2022. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate change in prepaid expenses and other assets, accrued expenses and other liabilities, and changes in deferred income taxes used $74 million of cash in 2023 as compared to using $10 million in 2022. The year-over-year changes were driven by timing differences in tax payments and employee compensation and benefits.
Investing Activities
Investing cash outflows consist primarily of cash paid for acquisitions and capital expenditures. Net cash used in investing activities was approximately $195 million during 2023 compared to approximately $103 million of net cash used in 2022, respectively. The increase in investing cash outflow during 2023 as compared to 2022 was primarily due to a year-over-year increase of $83 million in cash used for acquisitions, net of cash acquired and a $12 million increase in capital expenditures.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment used in revenue arrangements with customers. Capital expenditures totaled $108 million in 2023 and $96 million in 2022. We expect capital spending to be between approximately $100 million and $120 million in 2024, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Financing cash flows consist primarily of cash flows associated with the issuance and repayments of debt and commercial paper, payments of cash dividends to shareholders. Financing activities from continuing operations generated cash of $32 million in 2023, and used cash of $1.3 billion in 2022.
Financing activities during 2023 reflected the following transactions:
•On December 7, 2023, we entered into a term loan credit agreement, which provides for a 364-days delayed draw term loan facility up to an aggregate principal amount of $1.3 billion. On December 14, 2023, we drew down $550 million of the $1.3 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan due 2024”) as a Term Secured Overnight Financing Rate (“Term SOFR”) Loan. The repayment of the principal is due on December 12, 2024.
•We borrowed $840 million in net commercial paper under the U.S. dollar-denominated commercial paper program.
•On August 24, 2023, we repaid $250 million in outstanding principal of the Delayed-Draw Term Loan due 2023. On December 14, 2023, we repaid the remaining $750 million in outstanding principal and accrued interest thereon using the proceeds from the Delayed-Draw Term Loan due 2024 and available cash.
•We repurchased 4 million shares of our common stock for approximately $273 million under our share repurchase program.
•Dividend payments to common shareholders totaling $102 million.
Financing activities during 2022 reflected the following transactions:
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
•We increased borrowings by $39 million in net commercial paper under the U.S. dollar-denominated commercial paper program. As of December 31, 2023, the commercial paper borrowings had a weighted average annual effective rate of 4.80% and a weighted average maturity of approximately 32 days.
•On February 15, 2022, the maturity date of the Convertible Notes, we repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
•We repurchased 7 million shares of our outstanding common stock for approximately $443 million under our publicly-announced share repurchase program.
•Dividend payments to common shareholders totaling $99.5 million.
We generally expect to satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through term loans or issuances of commercial paper under the Commercial Paper Programs, with credit support provided by the Revolving Credit Facility.
The carrying value of total debt outstanding as of December 31, 2023 was approximately $3.6 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2023.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs when we have outstanding borrowings. As of December 31, 2023 and 2022, we had $1.3 billion and $405.0 million borrowings outstanding under our Commercial Paper Program, respectively. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay any outstanding commercial paper as it matures.
Refer to Note 10 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2023, financing activities subsequent to December 31, 2023, the Company’s commercial paper program, and the Revolving Credit Facility. Refer to Note 16 to the Consolidated Financial Statements for a description of the Company’s share repurchase program.

Dividends
On November 2, 2023, we declared a regular quarterly dividend of $0.08 per common share paid on December 29, 2023 to holders of record on November 24, 2023.
Cash and Cash Requirements
Cash
As of December 31, 2023, we held approximately $1.9 billion of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less and yielded insignificant interest income during 2023. Approximately 35.0% of the $1.9 billion in cash and cash equivalents was held outside of the United States. Subsequent to December 31, 2023 we used available cash to fund our acquisition of EA Elektro-Automatik Holding GmbH (“EA”) which closed on January 3, 2024. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the EA acquisition.
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

Cash Requirements
The following table sets forth a summary of our short-term and long-term cash requirements as of December 31, 2023 under (1) long-term debt principal and interest obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. Certain of our acquisitions may involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain.

($ in millions)	Total	Due within one year of December 31, 2023	Due later than one year from December 31, 2023
Debt and leases:
Long-term debt principal payments (a)	$3,656.9	$550.0	$3,106.9
Interest payments on long-term debt (b)	729.8	172.0	557.8
Operating lease obligations (c)	183.7	42.2	141.5
Other:
Purchase obligations (d)	487.6	355.2	132.4
Other liabilities reflected on the balance sheet under GAAP (e)(f)	2,167.8	1,145.1	1,022.7
Total	$7,225.8	$2,264.5	$4,961.3

(a) The amount due within one year of December 31, 2023 is related to the Delayed Draw Term Loan due 2024. Refer to Note 10 to the Consolidated Financial Statements for additional information regarding the Company’s indebtedness as of December 31, 2023.

(b) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2023. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(e) Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, pension benefit obligations, net tax liabilities, deferred compensation obligations, and the deferred payment related to the 2023 acquisitions. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

(f) Includes non-contractual obligations of $207 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “due later than one year from December 31, 2023” column. The amounts also include our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 13 to the consolidated financial statements for additional information on unrecognized tax benefits.

In addition to the obligations noted above, we have issued guarantees, consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds, in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. These guarantees are not recorded on our balance sheet and $46 million in commitments expire within one year of December 31, 2023 and $11 million later than one year from December 31, 2023.
During 2023, we contributed $1 million and $11 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2023, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $9 million, respectively. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
As of December 31, 2023 we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future, including our cash needs in the United States.
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
Acquired Intangibles and Goodwill: Our business acquisitions typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 6 to the consolidated financial statements for a description of our policies relating to goodwill, acquired intangibles, and acquisitions.
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
In 2023, we performed goodwill impairment testing for our reporting units. Reporting units that include recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. As of the date of the 2023 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $180.0 million to $5.6 billion. Our annual goodwill impairment analysis in 2023 indicated that, in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 60% to approximately 801%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 44% to approximately 711%. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for intangible assets with definite lives requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions, and discount rates related to these assets. We evaluated events or circumstances that may indicate the carrying value of our intangible assets may not be fully recoverable during the year ended December 31, 2023, and recorded no material impairments.
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
Pension: For a description of our pension accounting practices, refer to Note 11 to the consolidated financial statements. Certain of our U.S. and non-U.S. employees participate in noncontributory defined benefit pension plans. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators, or other factors), our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans during 2023 would have increased the net obligation by approximately $16 million from the amounts recorded in the financial statements as of December 31, 2023.
Our plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.50% to 6.47%. If the expected long-term rate of return on plan assets during 2023 was reduced by 50 basis points, pension expense in 2023 would have increased by approximately $0.9 million ($0.8 million on an after-tax basis).
Income Taxes: For a description of our income tax accounting policies, refer to Note 2 and Note 13 to the consolidated financial statements.
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
In addition, we are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments (see “-Results of Operations - Income Taxes” and Note 13 to the consolidated financial statements). We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings, and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
An increase in our 2023 effective tax rate of 1.0% would have resulted in an additional income tax provision for the year ended December 31, 2023 of approximately $10 million.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards relevant to our businesses, refer to Note 2 to the consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under the heading “Financial Instruments and Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
The Company completed four acquisitions in the IOS Segment during the year ended December 31, 2023, collectively “the IOS Acquisitions”. The Company has not yet fully incorporated the internal controls and procedures of the IOS Acquisitions into the Company’s internal control over financial reporting, and as such, management excluded the IOS Acquisitions from its assessment. The assets and revenues of the IOS Acquisitions excluded from management’s assessment of internal controls constituted less than 1% of the Company’s total assets as of December 31, 2023 and less than 1% of the Company’s total revenues for the year ended December 31, 2023, respectively.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 27, 2024 appears on page 48 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the IOS acquisitions which is included in the 2023 consolidated financial statements of the Company and constituted less than 1% of total and assets, respectively, as of December 31, 2023 and less than 1% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the IOS Acquisitions.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fortive Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Description of the Matter
Valuation of Goodwill

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. To estimate the fair value, management uses a market approach based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). In certain circumstances, management computes the estimated fair value through a discounted cash flow analysis to validate the results of the market approach. The goodwill evaluation is performed on an annual basis, or more frequently if a triggering event is identified. As described in Note 6, the Company’s goodwill balance is $9.1 billion as of December 31, 2023.

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

To test the annual evaluation of goodwill, among other procedures, we evaluated the reasonableness of management’s forecasts, tested the completeness and accuracy of the underlying data used to develop the forecast and tested the carrying value of the reporting units. Our fair value specialists assisted us with our testing of management’s selected EBITDA multiples for the annual goodwill evaluation. We also evaluated the Company’s disclosures included in Note 6 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Seattle, Washington
February 27, 2024

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$1,888.8	$709.2
Accounts receivable less allowance for doubtful accounts of $39.2 and $43.9, respectively	960.8	958.5
Inventories	536.9	536.7
Prepaid expenses and other current assets	285.1	272.6
Total current assets	3,671.6	2,477.0

Property, plant and equipment, net	439.8	421.9
Other assets	518.9	455.8
Goodwill	9,121.7	9,048.5
Other intangible assets, net	3,159.8	3,487.4
Total assets	$16,911.8	$15,890.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$999.7
Trade accounts payable	608.6	623.0
Accrued expenses and other current liabilities	1,182.7	1,104.4
Total current liabilities	1,791.3	2,727.1

Other long-term liabilities	1,149.0	1,223.3
Long-term debt	3,646.2	2,251.6
Commitments and Contingencies (Note 14)

Equity:
Common stock: $0.01 par value, 2.0 billion shares authorized; 363.7 and 361.5 issued; 350.7 and 352.9 outstanding; respectively	3.6	3.6
Additional paid-in capital	3,851.3	3,706.3
Treasury shares, at cost	(715.8)	(442.9)
Retained earnings	7,505.9	6,742.1
Accumulated other comprehensive loss	(326.1)	(325.7)
Total Fortive stockholders’ equity	10,318.9	9,683.4
Noncontrolling interests	6.4	5.2
Total stockholders’ equity	10,325.3	9,688.6
Total liabilities and equity	$16,911.8	$15,890.6
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2023	2022	2021
Sales of products and software	$5,137.7	$4,920.1	$4,496.1
Sales of services	927.6	905.6	758.6
Total sales	6,065.3	5,825.7	5,254.7

Cost of product and software sales	(1,981.8)	(1,994.8)	(1,833.4)
Cost of service sales	(489.4)	(467.5)	(414.2)
Total cost of sales	(2,471.2)	(2,462.3)	(2,247.6)

Gross profit	3,594.1	3,363.4	3,007.1
Operating costs:
Selling, general, and administrative expenses	(2,062.6)	(1,956.6)	(1,839.5)
Research and development expenses	(397.8)	(401.5)	(354.8)
Russia exit and wind down costs	—	(17.9)	—
Operating profit	1,133.7	987.4	812.8
Non-operating income (expense), net:
Interest expense, net	(123.5)	(98.3)	(103.2)
Loss on extinguishment of debt	—	—	(104.9)
Gain on investment in Vontier Corporation	—	—	57.0
Gain on litigation resolution	—	—	29.9
Other non-operating expenses, net	(19.4)	(15.6)	(14.1)
Earnings from continuing operations before income taxes	990.8	873.5	677.5
Income taxes	(125.0)	(118.3)	(63.3)
Net earnings from continuing operations	865.8	755.2	614.2
Earnings (loss) from discontinued operations, net of income taxes	—	—	(5.8)
Net earnings	865.8	755.2	608.4
Mandatory convertible preferred dividends	—	—	(34.5)
Net earnings attributable to common stockholders	$865.8	$755.2	$573.9

Net earnings per common share from continuing operations:
Basic	$2.46	$2.12	$1.66
Diluted	$2.43	$2.10	$1.65
Net earnings per common share from discontinued operations:
Basic	$—	$—	$(0.02)
Diluted	$—	$—	$(0.02)
Net earnings per common share:
Basic	$2.46	$2.12	$1.64
Diluted	$2.43	$2.10	$1.63
Average common stock and common equivalent shares outstanding:
Basic	352.5	356.4	349.0
Diluted	355.6	360.8	352.3
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2023	2022	2021
Net earnings	$865.8	$755.2	$608.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	9.7	(178.7)	(68.7)
Pension and post-retirement plan benefit adjustments	(10.1)	38.0	24.8
Total other comprehensive income (loss), net of income taxes	(0.4)	(140.7)	(43.9)
Comprehensive income	$865.4	$614.5	$564.5
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares Outstanding	Amount
Balance, December 31, 2020	1.4	$—	339.0	$3.4	$3,554.5	$—	$5,547.4	$(141.1)	$8.5
Net earnings for the period	—	—	—	—	—	—	608.4	—	—
Dividends to common shareholders	—	—	—	—	—	—	(97.7)	—	—
Mandatory convertible preferred dividends	—	—	—	—	—	—	(34.5)	—	—
Conversion of Mandatory convertible preferred stock to common stock	(1.4)	—	19.4	0.2	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(43.9)	—
Common stock-based award activity	—	—	0.7	—	134.5	—	—	—	—
Shares withheld for taxes	—	—	—	—	(16.8)	—	—	—	—
Early extinguishment of 0.00875 senior convertible notes due 2022					(11.6)
Vontier Separation and other	—	—	—	—	8.6	—	—	—	—
Change in noncontrolling interests	—	—	—	—	0.8	—	—	—	(3.7)
Balance, December 31, 2021	—	$—	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	—	—	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	—	—	755.2	—	—
Dividends to common shareholders	—	—	—	—	—	—	(99.5)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(140.7)	—
Common stock-based award activity	—	—	1.0	—	115.2	—	—	—	—
Common stock repurchases	—	—	(7.0)	—	—	(442.9)	—	—	—
Shares withheld for taxes	—	—	(0.2)	—	(13.2)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	0.4
Balance, December 31, 2022	—	$—	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	—	—	865.8	—	—
Dividends to common shareholders	—	—	—	—	—	—	(102.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(0.4)	—
Common stock-based award activity	—	—	2.3	—	176.8	—	—	—	—
Common stock repurchases	—	—	(4.0)	—	—	(272.9)	—	—	—
Shares withheld for taxes	—	—	(0.5)	—	(31.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1.2
Balance, December 31, 2023	—	$—	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2023	2022	2021
Cash flows from operating activities:
Net earnings from continuing operations	$865.8	$755.2	$614.2
Noncash items:
Amortization	370.4	382.1	320.8
Depreciation	86.4	83.5	74.7
Stock-based compensation expense	113.3	93.8	77.4
Russia exit and wind down costs	—	9.2	—
Loss on extinguishment of debt	—	—	104.2
Gain on investment in Vontier Corporation	—	—	(57.0)
Gain on litigation resolution	—	—	(29.9)
Change in deferred income taxes	(104.1)	(62.1)	(41.0)
Change in accounts receivable, net	9.8	(52.1)	(84.1)
Change in inventories	(1.7)	(40.3)	(53.6)
Change in trade accounts payable	(16.8)	81.3	73.4
Change in prepaid expenses and other assets	(69.0)	10.7	(34.5)
Change in accrued expenses and other liabilities	99.5	41.9	28.3
Total operating cash provided by continuing operations	1,353.6	1,303.2	992.9
Total operating cash (used in) provided by discontinued operations	—	—	(31.8)
Net cash provided by operating activities	1,353.6	1,303.2	961.1

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(95.8)	(12.8)	(2,570.1)
Payments for additions to property, plant and equipment	(107.8)	(95.8)	(50.0)
Proceeds from sale of property	7.4	—	4.5
Proceeds from sale of business	—	9.6	—
All other investing activities	0.8	(3.5)	—
Net cash used in investing activities	(195.4)	(102.5)	(2,615.6)

Cash flows from financing activities:
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	549.3	1,394.1	999.8
Net proceeds from commercial paper borrowings	839.9	38.5	364.9
Payment of 0.875% convertible senior notes due 2022	—	(1,156.5)	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(1,000.0)	(611.1)
Repurchase of common shares	(272.9)	(442.9)	—
Payment of common stock cash dividend to shareholders	(102.0)	(99.5)	(97.7)
Payment of mandatory convertible preferred stock cash dividend to shareholders	—	—	(34.5)
All other financing activities	18.0	(6.7)	30.6
Net cash provided by (used in) financing activities	32.3	(1,273.0)	652.0

Effect of exchange rate changes on cash and equivalents	(10.9)	(37.8)	(3.0)
Net change in cash and equivalents	1,179.6	(110.1)	(1,005.5)
Beginning balance of cash and equivalents	709.2	819.3	1,824.8
Ending balance of cash and equivalents	$1,888.8	$709.2	$819.3

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
Discontinued Operations
On October 9, 2020, we completed the separation of Vontier, the entity we created to hold our former Industrial Technologies segment (the “Separation”). The accounting requirements for reporting the Vontier business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the Vontier business as a discontinued operation for all periods presented.
Russian Invasion of Ukraine
In February 2022, Russian forces invaded Ukraine resulting in broad economic sanctions being imposed on Russia. In the second quarter of 2022, the Company exited business operations in Russia, other than for ASP’s sterilization products, which are exempt from international sanctions as humanitarian products.
During the year ended December 31, 2022, the Company recorded pre-tax charges of $17.9 million, primarily relating to the write-off of net assets, the cumulative translation adjustment in earnings for legal entities deemed substantially liquidated, and to record provisions for employee severance and legal contingencies. These costs are identified as the “Russia exit and wind down costs” in the Consolidated Statements of Earnings. The exit activities were completed in 2022.
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
Accounts Receivable and Allowances for Doubtful Accounts—We measure our allowance to reflect expected credit losses over the remaining contractual life of the asset. Expected credit losses for the pooled assets are estimated based on historical loss experience, credit quality, the durations of outstanding account receivables, and expectations of the future economic environment. Expected credit losses of the assets originating during the year and changes to expected losses in the same period are recognized in earnings.
All trade accounts and unbilled receivables are recorded within the Consolidated Balance Sheet, adjusted for any write-offs, and net of allowances for credit losses. We regularly perform detailed reviews of our portfolios to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances.
The allowance for doubtful accounts as well as the provision for credit losses, write-off activity and recoveries for the periods presented were immaterial. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.
The allowance for unbilled receivables was immaterial for all periods.
Inventory Valuation—Inventories include the costs of material, labor, and overhead. Substantially all inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.
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
Investments—We account for our equity investments using either the measurement alternative approach when the fair value of the investment is not readily determinable and we do not have the ability to exercise significant influence, or the equity method of accounting when it is determined that we have significant influence over but do not have a controlling financial interest. Investments accounted for using the measurement alternative approach are initially recorded at cost and adjusted for changes in the fair value from observable transactions. For investments accounted for using the equity method of accounting, we record the investments at cost and subsequently adjust the investment balance each period for our share of the investee’s income or loss and dividends received from the investee. These investments are subject to a periodic impairment review. There were no changes in fair value or impairment losses during the years ended December 31, 2023 or 2021.
We evaluated events and circumstances that, as of September 30, 2022, indicated the carrying value of an equity investment in a third-party entity held by our Intelligent Operating Solutions segment was no longer recoverable. As a result, during the year ended December 31, 2022, we recorded a pre-tax impairment loss of $8.1 million to write down the investment to fair value. The loss was recorded within “Other non-operating expense, net” in our Consolidated Statement of Earnings.

Other Assets—Other assets principally include operating lease right-of-use assets, contract assets, deferred tax assets, and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, nonqualified deferred compensation plans, obligations under trade accounts payable, and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable, and short-term debt approximate fair value. While outstanding in 2021, we remeasured our investment in Vontier common stock at fair value based on Vontier's closing stock price on the measurement date, with unrealized gains recorded in the Consolidated Statement of Earnings during the year ended December 31, 2021. Refer to Note 7 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our business acquisitions. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangible assets are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives and goodwill at least annually for impairment. Refer to Note 3 and Note 6 for additional information about our goodwill and other intangible assets.
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
Most of our sales contracts contain standard terms and conditions. We evaluate contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, software, SaaS, implementation/installation, training, consulting, other services, and/or PCS. Generally, these elements are delivered within the same reporting period, except SaaS, PCS, and other services. We allocate the contract transaction price to each performance obligation on a relative standalone selling price basis. We estimate standalone selling price using the observable price that the good or service sells for separately in similar circumstances and to similar customers or, if observable price is not available, other methods. Allocating the transaction price to each performance obligation sometimes requires significant judgment.
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
We initiated a discrete plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. We incurred charges of $58.6 million during the year ended December 31, 2023. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings. Accrued restructuring costs were $26 million as of December 31, 2023 and are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Foreign Currency Transaction and Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings. Net foreign currency transaction losses were $5.5 million and $18.2 million for the years ended December 31, 2023 and 2022, respectively. Net foreign currency transaction losses were immaterial for the year ended December 31, 2021. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. These foreign currency translation impacts are reflected as a component of accumulated other comprehensive income (loss) (“AOCI”) within Stockholders’ equity. As discussed below, the Company uses its foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. For awards subject to graded vesting, compensation expense is recognized separately over each vesting tranche of the award, resulting in an accelerated expense recognition pattern. Refer to Note 15 for additional information.
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
Accumulated Other Comprehensive Income (Loss)—AOCI refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. During the second quarter of 2022, we designated our ¥14.4 billion Yen-denominated variable interest rate term loan and our €275 million Euro-denominated variable interest rate term loan outstanding as net investment hedges of our investment in certain foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. For the years ended December 31, 2023 and 2022, we recognized after-tax losses of $1.2 million and $5.1 million within Other comprehensive income (loss) related to the net investment hedges, respectively.
We recorded no ineffectiveness from our net investment hedges during the years ended December 31, 2023 and 2022. We did not designate any net investment hedges during the year ended December 31, 2021. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, December 31, 2020	$(54.0)	$(87.1)		$(141.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(68.7)	27.7		(41.0)
Income tax impact	—	(6.2)		(6.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(68.7)	21.5		(47.2)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	4.3	(a)	4.3
Income tax impact	—	(1.0)		(1.0)
Amounts reclassified from AOCI into income, net of income taxes:	—	3.3		3.3
Net current period other comprehensive income (loss):	(68.7)	24.8		(43.9)
Balance, December 31, 2021	$(122.7)	$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(181.4)	47.6		(133.8)
Income tax impact	—	(10.3)		(10.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(181.4)	37.3		(144.1)
Amounts reclassified from AOCI into income:
Increase (decrease)	2.7	0.9	(a)	3.6
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from AOCI into income, net of income taxes	2.7	0.7		3.4
Net current period other comprehensive income (loss)	(178.7)	38.0		(140.7)
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	9.7	(13.9)		(4.2)
Income tax impact	—	3.8		3.8
Other comprehensive income (loss) before reclassifications, net of income taxes	9.7	(10.1)		(0.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(a)	0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	—	—		—
Net current period other comprehensive income (loss)	9.7	(10.1)		(0.4)
Balance, December 31, 2023	$(291.7)	$(34.4)		$(326.1)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 11).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
Pension—We measure our pension assets and obligations to determine the funded status as of December 31st each year, and recognize an asset for an overfunded status or a liability for an underfunded status in our Consolidated Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are recorded within Other comprehensive income (loss). We record all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated Statements of Earnings. Service costs are recorded within Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Earnings according to the classification of the participant’s compensation. Refer to Note 11 for additional information on our pension plans including a discussion of actuarial assumptions.

Recently Issued Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which amends the disclosure requirements for reportable segments on the interim and annual basis. This standard is effective for fiscal year ending December 31, 2024 and interim periods within fiscal year ending December 31, 2025, with early adoption permitted. The adoption of the standard will not impact our consolidated financial statements. Upon adoption, we will update the applicable interim and annual disclosures to align with the new standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025, with early adoption permitted. The adoption of the standard will not impact our consolidated financial statements. Upon adoption, we will update the applicable annual disclosures to align with the new standard.
NOTE 3. ACQUISITIONS AND DIVESTITURES
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
Acquisitions
The following describes our significant acquisition activities for the years ended December 31, 2023, 2022, and 2021.
2023
During the year ended December 31, 2023, we made four acquisitions (“the 2023 acquisitions”) in our Intelligent Operating Solutions segment for an aggregate cash consideration of $101.4 million, which includes an immaterial deferred payment, net of acquired cash. The 2023 acquisitions are intended to accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $56.7 million of goodwill related to the acquisitions, which is not tax deductible, as well as $41.5 million of intangible assets, primarily consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial. The revenues and operating results from the 2023 acquisitions were immaterial.
The purchase price allocation is provisional and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. We make appropriate adjustments to purchase price allocations as soon as practicable but no later than the expiration of the applicable measurement period.
2021
Provation
On December 27, 2021, we acquired Provation Software, Inc. (“Provation”), a leading provider of clinical workflow software solutions used in hospitals and ambulatory surgery centers. The acquisition of Provation extends our digital offering and software capabilities in the healthcare space. The total consideration paid was approximately $1.4 billion, net of acquired cash and was primarily financed with proceeds from our financing activities and available cash. We recorded $972 million of goodwill related to the acquisition, which is not tax deductible. Provation is an operating company within our Advanced Healthcare Solutions segment.
ServiceChannel
On August 24, 2021, we acquired ServiceChannel Holdings, Inc. (“ServiceChannel”), a privately held, global provider of SaaS based multi-site facilities maintenance service solutions with an integrated service-provider network. The acquisition of ServiceChannel broadens our offering of software-enabled solutions for the facility and asset lifecycle workflow. The total consideration paid was approximately $1.2 billion, net of acquired cash, and includes approximately $28 million of deferred compensation consideration that was recognized ratably over a twelve-month service period. The ServiceChannel acquisition was primarily financed with available cash and proceeds from our financing activities. We recorded approximately $868 million of goodwill related to the ServiceChannel acquisition, which is not tax deductible. ServiceChannel is an operating company within our Intelligent Operating Solutions segment.

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
Divestitures
On September 30, 2022, we completed the sale of our Therapy Physics product line, which was reported in our Advanced Healthcare Solutions segment, to an unrelated third party for cash consideration of $9.6 million. As a result of the sale, during the year ended December 31, 2022, we recorded a net realized pre-tax gain totaling $0.5 million, net of transaction costs, which was recorded within “Other non-operating expense, net” in the Consolidated Statements of Earnings. The divestiture of this product line did not represent a strategic shift with a significant effect on the Company’s operations and financial results and therefore the divested product line is not reported as a discontinued operation.
Subsequent Event
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The total consideration paid was approximately $1.72 billion, net of acquired cash. We funded this transaction with financing activities and available cash. We will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the acquisition date. We expect to allocate a significant portion of the purchase to goodwill and intangible assets. We will assign the full amount of goodwill to our Precision Technologies segment. We do not expect the goodwill to be deductible for tax purposes.
We are currently in the process of finalizing the accounting for this transaction. We have not completed our analysis of identifying and estimating the fair value of identifiable intangible assets acquired. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.
NOTE 4. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2023	2022
Finished goods	$214.1	$215.3
Work in process	108.9	96.4
Raw materials	213.9	225.0
Total	$536.9	$536.7

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2023	2022
Land and improvements	$54.4	$54.3
Buildings and leasehold improvements	317.2	312.3
Machinery, equipment and other	877.2	809.8
Gross property, plant and equipment	1,248.8	1,176.4
Less: accumulated depreciation	(809.0)	(754.5)
Property, plant and equipment, net	$439.8	$421.9
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
We performed goodwill impairment testing for our reporting units. As of the date of the 2023 annual impairment test, the carrying value of goodwill in each reporting unit ranged from $180.0 million to approximately $5.6 billion. No goodwill impairment charges were recorded for continuing operations for the years ended December 31, 2023, 2022, and 2021. We assessed all “triggering” events subsequent to the performance of the 2023 annual impairment test and, as a result, have not identified any impacts to goodwill. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of our goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total
Balance, December 31, 2021	$4,126.0	$1,840.0	$3,186.0	$9,152.0
Measurement period adjustments for prior year acquisitions	(5.9)	—	3.7	(2.2)
Attributable to current year acquisitions and divestitures	—	0.9	(3.2)	(2.3)
Foreign currency translation and other	(45.7)	(30.7)	(22.6)	(99.0)
Balance, December 31, 2022	4,074.4	1,810.2	3,163.9	9,048.5
Attributable to current year acquisitions	56.7	—	—	56.7
Foreign currency translation and other	17.8	(0.6)	(0.7)	16.5
Balance, December 31, 2023	$4,148.9	$1,809.6	$3,163.2	$9,121.7
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,139.6	$(687.1)	$1,127.3	$(581.5)
Customer relationships and other intangibles	3,568.0	(1,573.2)	3,542.6	(1,317.2)
Trademarks and trade names	117.7	(19.8)	111.1	(11.4)
Total finite-lived intangibles	4,825.3	(2,280.1)	4,781.0	(1,910.1)
Indefinite-lived intangibles:
Trademarks and trade names	614.6	—	616.5	—
Total intangibles	$5,439.9	$(2,280.1)	$5,397.5	$(1,910.1)
Total intangible amortization expense in 2023, 2022, and 2021 was $370 million, $382 million and $321 million, respectively. Based on the intangible assets recorded as of December 31, 2023, amortization expense is estimated to be $373 million during 2024, $369 million during 2025, $353 million during 2026, $326 million during 2027, and $314 million during 2028.
We evaluated events or circumstances that may indicate the carrying value of our intangible assets may not be fully recoverable during the year ended December 31, 2023, and recorded no material impairments.
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

Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Deferred compensation liabilities	—	39.9	—	39.9
December 31, 2022
Deferred compensation liabilities	—	31.5	—	31.5
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are recorded as a component of our compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated Statements of Earnings.
Non-recurring Fair Value Measurements
Certain non-financial and financial assets that are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable. Refer to Note 2 for additional information about these assets.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$—	$—	$999.7	$1,000.0
Long-term debt, net of current maturities	3,646.2	3,539.4	2,251.6	2,078.1
As of December 31, 2023 and 2022, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
Refer to Note 11 for information related to the fair value of the Company-sponsored defined benefit pension plan assets.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2023		2022
	Current	Long-term	Current	Long-term
Deferred revenue	$544.6	$45.8	$509.6	$38.0
Compensation and other post-retirement benefits	278.9	53.7	241.7	48.3
Taxes, income and other	129.8	809.0	132.5	893.5
Operating lease liabilities	37.6	126.3	38.4	131.0
Sales and product allowances	17.6	—	20.1	—
Warranty	19.4	1.4	20.0	1.6
Claims, including self-insurance and litigation	6.4	14.4	5.2	14.8
Pension obligations	4.6	88.7	4.4	77.9
Other	143.8	9.7	132.5	18.2
Total	$1,182.7	$1,149.0	$1,104.4	$1,223.3
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. Warranty activity and settlements for the periods presented were immaterial.
NOTE 9. LEASES
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
Lease-related balances are recorded within the following three line items on the Consolidated Balance Sheet: (i) Other assets; (ii) Accrued expenses and Other current liabilities; and (iii) Other long-term liabilities.
Operating lease cost was $49 million, $56 million, and $60 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023 and 2022, cash paid for operating leases included in operating cash flows was $47 million and $50 million, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $31 million and $32 million for the years ended December 31, 2023 and 2022, respectively. Operating lease ROU assets were $155 million and $162 million as of December 31, 2023 and 2022, respectively. Operating lease liabilities were $164 million and $169 million as of December 31, 2023 and 2022.

The following table presents the maturities of our operating lease liabilities as of December 31, 2023 ($ in millions):

2024	$42.2
2025	35.9
2026	28.9
2027	22.1
2028	13.5
Thereafter	41.1
Total lease payments	183.7
Less: imputed interest	(19.8)
Total operating lease liabilities	$163.9
As of December 31, 2023 and 2022, the weighted average lease term of our operating leases was 9 years and 7 years, respectively, and the weighted average discount rate of our operating leases was 3.6% and 3.0%, respectively. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2023, we did not enter into operating leases for which the lease term had not yet commenced.
NOTE 10. FINANCING
The carrying value of the components of our long-term debt as of December 31 were as follows ($ in millions):

	2023	2022
U.S. dollar-denominated commercial paper	$1,251.2	$405.0
Delayed-Draw Term Loan due 2024	550.0	—
Euro Term Loan due 2025	303.6	294.4
Yen Term Loan due 2025	102.1	109.8
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Delayed-Draw Term Loan due 2023	—	1,000.0
Long-term debt, principal amounts	3,656.9	3,259.2
Less: aggregate unamortized debt discounts, premiums, and issuance costs	10.7	7.9
Long-term debt, carrying value	3,646.2	3,251.3
Less: current portion of long-term debt	—	999.7
Long-term debt, net of current maturities	$3,646.2	$2,251.6
Commercial Paper Programs
We periodically issue commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 and 183 days, respectively.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”). As of December 31, 2023, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.
The details of our Commercial Paper Programs as of December 31, 2023 were as follows ($ in millions):

	Carrying value (a)	Weighted average annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$1,246.8	5.7%	40
(a) Net of unamortized debt discount.

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
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2023 as long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Credit Facilities
Revolving Credit Facility
We have a five-year $2.0 billion Revolving Credit Facility that was last amended on October 18, 2022 (the “Amended and Restated Credit Agreement”), which extended the availability period of the Revolving Credit Facility to October 18, 2027 with an additional two one year extension options at our request and with the consent of the lenders. The Amended and Restated Credit Agreement also contains an option permitting us to request an increase in the amounts available under the Revolving Credit Facility of up to an aggregate additional $1.0 billion.
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
As of December 31, 2023 and 2022, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

Delayed-Draw Term Loan due 2024
On December 7, 2023, we entered into a term loan credit agreement, which provides for a delayed-draw term loan facility up to an aggregate principal amount of $1.3 billion (the “Term Loan Credit Agreement”). The Company may draw on the funds under the Term Loan Credit Agreement, in up to three advances, which may be made on or prior to March 31, 2024. Borrowings under the Delayed-Draw Term Loan facility may be Base Rate Loans or Term SOFR Loans, and bears interest as follows: (1) Term SOFR Loans bear interest at a variable rate equal to Term SOFR plus a margin of between 75 and 125 basis point, depending on the Company’s long-term credit rating; and (2) Base Rate Loans bear interest at the highest of (a) the Federal funds rate plus 50 basis points, (b) the prime rate, (c) Term SOFR plus 100 basis points and (d) 1.0%, plus in each case a margin between zero and 25 basis points depending on our long-term debt credit rating. In addition, the Company will pay to each lender under the Term Loan Credit Agreement a ticking fee at a rate per annum equal to an amount between 6.5 and 15 basis points, depending on the Company’s long-term debt credit rating, of such lender’s daily maximum aggregate amount of commitments under the Term Loan Credit Agreement, ending on the earlier of March 31, 2024 or termination of the commitments under the Term Loan Credit Agreement. The ticking fee begins to accrue on February 5, 2024.
On December 14, 2023, we drew down $550 million of the $1.3 billion available under the delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2024”) as a Term SOFR Loan. The repayment of the principal is due on December 12, 2024. Borrowings under the Delayed-Draw Term Loan Due 2024 are prepayable at our option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid.
Financing Transactions Subsequent to December 31, 2023
On January 2, 2024, we drew down an additional $450 million of the $1.3 billion Delayed-Draw Term Loan due 2024 as part of the funding for the acquisition of EA. Refer to Note 3 for additional information regarding the EA acquisition.
On February 13, 2024, we completed the sale of our registered offering of €500 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2026 (the “2026 Notes”) and €700 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2029 (the “2029 Notes”). The 2026 Notes bear interest at 3.7% per annum and mature on February 13, 2026, and the 2029 Notes also bear interest at 3.7% per annum and mature on August 15, 2029. Interest on the 2026 Notes will be paid annually in arrears on February 13 of each year, beginning on February 13, 2025 and interest on the 2029 Notes will be paid annually in arrears on August 15 of each year, beginning on August 15, 2024. We received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately $1.3 billion based on the currency exchange rates at which the proceeds denominated in Euro were converted into U.S. dollar. We used the net proceeds to refinance the $1.0 billion outstanding principal of the Delayed-Draw Term Loan Due 2024 and pay accrued interest thereon, refinance borrowings under the U.S. dollar-denominated commercial paper, and for general corporate purposes. We also designated both the 2026 Notes and the 2029 Notes as net investment hedges of our investment in certain foreign operations.
Delayed-Draw Term Loan due 2023
On October 18, 2022, we entered into a term loan credit agreement, which provides for a 364-day delayed-draw term loan facility up to an aggregate principal amount of $1.0 billion. On December 15, 2022, we drew down the full $1.0 billion delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2023”) as a Term SOFR Loan with repayment of the principal is due on December 14, 2023. The Delayed-Draw Term Loan Due 2023 bore interest at a variable rate equal to Term SOFR with a one month period plus a Credit Spread Adjustment of 10 basis point plus a spread of between 82.5 and 107.5 basis point, depending on the Company’s long-term credit rating. Borrowings under the Delayed-Draw Term Loan Due 2023 were prepayable at our option in whole or in part without premium or penalty and amounts borrowed may not be reborrowed once repaid. On August 24, 2023, we repaid $250 million of the Delayed-Draw Term Loan Due 2023. On December 14, 2023, we repaid the remaining $750 million in outstanding principal and accrued interest thereon using the proceeds from the Delayed-Draw Term Loan Due 2024 and available cash.
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
Upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. Upon adopting Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), on January 1, 2022, we reclassified the carrying value of the instrument wholly to debt, eliminating the value formerly attributable to the conversion feature and the associated debt issuance costs that were previously classified as equity.
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
Registered Notes
As of December 31, 2023, we had outstanding the following senior notes, collectively the “Registered Notes”:
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2023, we were in compliance with all of our covenants.
There are $550 million of minimum principal payments due under our total long-term debt as of December 31, 2023 during 2024. The future minimum principal payments due are presented in the following table:

	Term Loans	Registered Notes	Total
2024 (a)	$550.0	$—	$550.0
2025	405.7	—	405.7
2026	—	900.0	900.0
2027	—	—	—
2028	—	—	—
Thereafter	—	550.0	550.0
Total principal payments (b)	$955.7	$1,450.0	$2,405.7

(a) This outstanding principal amount is related to the Delayed Draw Term Loan due 2024.
(b) Not included in the table above are discounts, premiums and issuance costs associated with the Registered Notes and Commercial Paper, which totaled $6.3 million as of December 31, 2023, and have been recorded as an offset to the carrying amount of the related debt in the accompanying Consolidated Balance Sheet as of December 31, 2023. In addition, the table above does not include principal balance of $1,251.2 million under the Commercial Paper Program.

NOTE 11. RETIREMENT BENEFIT PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Our U.S. pension plans are frozen, and as such, there are no ongoing benefit accruals associated with the U.S. pension plans. The following describes our significant pension plans as of December 31, 2023 and 2022.

The following sets forth the funded status of our plans and amounts recorded in Accumulated other comprehensive income (loss) as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2023	2022	2023	2022
Change in pension benefit obligation:
Benefit obligation at beginning of year	$33.1	$46.4	$230.7	$340.8
Service cost	—	—	2.6	3.5
Interest cost	1.7	1.1	8.8	3.4
Employee contributions	—	—	1.4	1.3
Benefits paid and other plan costs	(2.1)	(2.2)	(11.4)	(10.1)
Actuarial loss (gain)	0.5	(12.2)	12.5	(81.0)
Amendments, settlements and curtailments	—	—	(1.8)	(4.6)
Plan acquisitions and other	—	—	(0.4)	1.4
Foreign exchange rate impact	—	—	11.0	(24.0)
Benefit obligation at end of year	33.2	33.1	253.4	230.7
Change in plan assets:
Fair value of plan assets at beginning of year	25.9	31.9	162.7	223.1
Actual return on plan assets	2.3	(5.7)	6.4	(40.2)
Employer contributions	1.4	1.9	10.9	10.7
Employee contributions	—	—	1.4	1.3
Amendments and settlements	—	—	(1.2)	(4.7)
Benefits paid and other plan costs	(2.0)	(2.2)	(11.4)	(10.1)
Plan acquisitions and other	—	—	(0.3)	(0.4)
Foreign exchange rate impact	—	—	8.3	(17.0)
Fair value of plan assets at end of year	27.6	25.9	176.8	162.7
Funded status	$(5.6)	$(7.2)	$(76.6)	$(68.0)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2023 and 2022 is immaterial.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2023	2022	2023	2022
Amounts recorded in the Consolidated Balance Sheets as of December 31
Other assets	$—	$—	$11.1	$7.1
Accrued expenses and other current liabilities	(0.6)	(0.6)	(4.0)	(3.8)
Other long-term liabilities	(5.0)	(6.6)	(83.7)	(71.3)
Net amount	$(5.6)	$(7.2)	$(76.6)	$(68.0)

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2023	2022	2023	2022
Amounts recorded in AOCI as of December 31
Prior service cost	$—	$—	$(1.2)	$(2.0)
Net gain (loss)	2.1	1.6	(48.3)	(34.2)
Total pre-tax amount	$2.1	$1.6	$(49.5)	$(36.2)

Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2023	2022	2023	2022
Discount rate	5.14%	5.42%	3.33%	3.94%
Rate of compensation increase (a)	N/A	N/A	2.65%	2.73%

(a) The frozen U.S. pension plans do not use the rate of compensation increase as an input in determining the benefit obligations at date of measurement.

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$2.6	$3.5	$4.1
Interest cost	1.7	1.1	1.0	8.8	3.4	2.8
Expected return on plan assets	(1.4)	(1.4)	(1.0)	(7.1)	(5.2)	(5.0)
Amortization of net loss	0.1	0.1	0.1	0.7	2.6	3.9
Amortization of prior service cost	—	—	—	0.2	0.2	0.3
Net curtailment and settlement loss recognized	—	—	(0.1)	(0.1)	(1.2)	0.2
Net periodic pension cost	$0.4	$(0.2)	$—	$5.1	$3.3	$6.3

Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2023	2022	2021	2023	2022	2021
Discount rate	5.42%	2.82%	2.65%	3.94%	1.31%	0.99%
Expected return on plan assets	6.47%	5.20%	4.32%	4.36%	2.58%	2.34%
Rate of compensation increase (a)	N/A	N/A	N/A	2.73%	2.43%	2.36%

(a) The frozen U.S. pension plans do not use the rate of compensation increase as an input in determining the net periodic pension cost at date of measurement.
The discount rates reflect the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to our benefit obligations and are subject to change each year. Rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 1.50% to 6.47% in 2023, 1.25% to 5.20% in 2022, and 1.25% to 4.32% in 2021. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
Plan Assets
Plan assets are invested in various mutual funds, insurance contracts, and other private investments as determined by the administrator of each plan. Certain mutual funds and other private investments, are valued using the net asset value (“NAV”) method as a practical expedient. The investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension plans recorded in the financial statements.

The fair values of our pension plan assets as of December 31, 2023, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$8.4	$—	$—	$8.4
Mutual funds	—	19.4	—	19.4
Insurance contracts	—	25.3	—	25.3
Total	$8.4	$44.7	$—	$53.1
Investments measured at NAV(a):
Mutual funds				111.8
Other private investments				39.5
Total assets at fair value				$204.4

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

Expected Contributions
During 2023, we contributed $1 million and $11 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2024, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $9 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2024	$2.3	$11.5	$13.8
2025	2.4	10.5	12.9
2026	2.5	10.3	12.8
2027	2.5	10.7	13.2
2028	2.5	11.4	13.9
2029-2033	12.4	51.7	64.1
Defined Contribution Plans
We administer and maintain 401(k) programs and contributions to the 401(k) programs are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) programs totaling $61 million in 2023, $60 million in 2022, and $57 million in 2021.
NOTE 12. SALES
We derive revenue primarily from the sales of products and software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $108 million as of December 31, 2023 and $82 million as of December 31, 2022. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year, and costs associated with assets used by our customers in certain service arrangements. As of December 31, 2023 and 2022, we had $51 million and $42 million, respectively, in net revenue-related contract assets primarily related to certain software contracts. Revenue-related contract costs are recorded within Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheet. These assets have estimated useful lives between three and five years.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to subscription-based software contracts, PCS, and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of the deferred revenue is recorded within Accrued expenses and other current liabilities and the non-current portion of deferred revenue is recorded within Other long-term liabilities in our Consolidated Balance Sheets.
Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2023	2022
Deferred revenue - current	$544.6	$509.6
Deferred revenue - noncurrent	45.8	38.0
Total contract liabilities	$590.4	$547.6
In the year ended December 31, 2023, we recognized $439 million of revenue related to our contract liabilities at January 1, 2023. The change in our contract liabilities from December 31, 2022 to December 31, 2023 was primarily due to the timing of billings and recognition as revenue of subscription-based software contracts, PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments as of December 31, 2023 is as follows ($ in millions):

2023
Intelligent Operating Solutions	$578.1
Precision Technologies	61.4
Advanced Healthcare Solutions	83.8
Total remaining performance obligations	$723.3
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

Disaggregation of revenue for the year ended December 31, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$5,137.7	$2,202.5	$1,904.8	$1,030.4
Sales of services	927.6	409.7	228.0	289.9
Total	$6,065.3	$2,612.2	$2,132.8	$1,320.3

Geographic:
United States	$3,288.4	$1,441.6	$1,096.3	$750.5
China	694.9	228.6	361.3	105.0
All other (each country individually less than 5% of total sales)	2,082.0	942.0	675.2	464.8
Total	$6,065.3	$2,612.2	$2,132.8	$1,320.3

End markets: (a)
Direct sales:
Medical	$1,431.7	$47.6	$143.6	$1,240.5
Industrial & Manufacturing	1,410.1	931.4	451.5	27.2
Utilities & Power	400.2	189.3	210.9	—
Government	555.0	288.5	229.8	36.7
Communication, Electronics & Semiconductor	398.3	100.4	294.9	3.0
Aerospace & Defense	303.7	0.6	303.1	—
Oil & Gas	281.7	271.6	10.1	—
Retail & Consumer	338.6	258.2	80.4	—
Other	689.0	384.7	304.3	—
Total direct sales	5,808.3	2,472.3	2,028.6	1,307.4
Distributors	257.0	139.9	104.2	12.9
Total	$6,065.3	$2,612.2	$2,132.8	$1,320.3

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the year ended December 31, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$4,920.1	$2,097.2	$1,820.8	$1,002.1
Sales of services	905.6	368.9	217.4	319.3
Total	$5,825.7	$2,466.1	$2,038.2	$1,321.4

Geographic:
United States	$3,136.8	$1,356.0	$1,026.0	$754.8
China	702.1	217.9	378.6	105.6
All other (each country individually less than 5% of total sales)	1,986.8	892.2	633.6	461.0
Total	$5,825.7	$2,466.1	$2,038.2	$1,321.4

End markets:(a)
Direct sales:
Medical	$1,458.0	$46.5	$167.0	$1,244.5
Industrial & Manufacturing	1,352.0	887.9	437.4	26.7
Utilities & Power	368.9	183.1	185.8	—
Government	471.0	241.3	194.8	34.9
Communication, Electronics & Semiconductor	399.8	96.3	301.6	1.9
Aerospace & Defense	259.7	0.6	259.1	—
Oil & Gas	271.1	262.1	9.0	—
Retail & Consumer	335.7	248.9	86.8	—
Other	657.9	367.8	289.9	0.2
Total direct sales	5,574.1	2,334.5	1,931.4	1,308.2
Distributors	251.6	131.6	106.8	13.2
Total	$5,825.7	$2,466.1	$2,038.2	$1,321.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the year ended December 31, 2021 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$4,496.1	$1,899.8	$1,630.6	$965.7
Sales of services	758.6	269.6	218.3	270.7
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

Geographic:
United States	$2,683.0	$1,118.1	$921.2	$643.7
China	650.7	212.3	321.1	117.3
All other (each country individually less than 5% of total sales)	1,921.0	839.0	606.6	475.4
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

End markets:(a)
Direct sales:
Medical	$1,332.7	$37.7	$138.4	$1,156.6
Industrial & Manufacturing	1,256.9	816.0	416.3	24.6
Utilities & Power	390.2	223.4	166.8	—
Government	389.2	203.8	145.8	39.6
Communication, Electronics & Semiconductor	381.4	118.0	261.5	1.9
Aerospace & Defense	239.0	—	239.0	—
Oil & Gas	262.2	252.1	10.1	—
Retail & Consumer	217.2	129.0	88.2	—
Other	506.3	252.3	253.9	0.1
Total direct sales	4,975.1	2,032.3	1,720.0	1,222.8
Distributors	279.6	137.1	128.9	13.6
Total	$5,254.7	$2,169.4	$1,848.9	$1,236.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

NOTE 13. INCOME TAXES
Earnings and Income Taxes
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
United States	$698.2	$587.7	$367.4
International	292.6	285.8	310.1
Total	$990.8	$873.5	$677.5

The continuing operations provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
Current:
Federal U.S.	$108.8	$75.4	$21.5
Non-U.S.	97.3	85.3	75.0
State and local	23.0	19.7	7.8
Deferred:
Federal U.S.	(72.0)	(32.8)	(21.9)
Non-U.S.	(23.3)	8.6	(16.9)
State and local	(8.8)	(37.9)	(2.2)
Income tax provision	$125.0	$118.3	$63.3
Effective Income Tax Rate
The continuing operations effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.9%	(1.8)%	0.9%
Foreign income taxed at different rates than U.S. statutory rate	(0.1)%	0.1%	(4.4)%
U.S. federal permanent differences related to the TCJA	(7.7)%	(7.0)%	(5.6)%
Effect of change in tax rates enacted in the current period	(2.6)%	0.3%	(0.1)%
Changes in valuation allowances	1.7%	1.8%	—%
Other	(0.6)%	(0.9)%	(0.5)%
Effective income tax rate before adjustments related to the unrealized gain on the Retained Vontier Shares	12.6%	13.5%	11.3%

Adjustment for the unrealized gain on the Retained Vontier Shares	—%	—%	(2.0)%
Effective income tax rate after adjustments related to the unrealized gain on the Retained Vontier Shares	12.6%	13.5%	9.3%
Our effective tax rate for 2023 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, a decrease in our uncertain tax positions, and the effect of changes in tax rates enacted in the current period.
We conduct business globally, and, as part of our global business, we file numerous income tax returns in the U.S. federal, state and foreign jurisdictions. We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2015 to 2023. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
We made income tax payments related to continuing operations of $225 million, $148 million, and $103 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated Balance Sheets. Deferred income tax assets and liabilities from continuing operations as of December 31 were as follows ($ in millions):

	2023	2022
Deferred Tax Assets:
Operating lease liabilities	$38.7	$39.1
Inventories	14.8	10.4
Pension benefits	27.2	24.4
Stock-based compensation expense	36.2	34.2
Capitalized expenses	233.3	190.7
Tax credit and loss carryforwards	377.7	168.5
Accruals, prepayments, and other	79.1	39.4
Valuation allowances	(282.4)	(74.6)
Total deferred tax assets	$524.6	$432.1
Deferred Tax Liabilities:
Property, plant and equipment	$(36.8)	$(42.9)
Operating lease right-of-use assets	(36.0)	(36.8)
Insurance, including self-insurance	(211.9)	(205.0)
Goodwill, other intangibles, and other	(748.7)	(779.7)
Total deferred tax liabilities	(1,033.4)	(1,064.4)
Net deferred tax liability	$(508.8)	$(632.3)
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
Deferred taxes associated with U.S. entities from continuing operations consist of net deferred tax liabilities of approximately $519 million and $615 million inclusive of valuation allowances of $38 million and $39 million as of December 31, 2023 and 2022, respectively. Deferred taxes associated with non-U.S. entities from continuing operations consist of net deferred tax assets of $10 million and net deferred tax liabilities of $17 million, inclusive of valuation allowances of $245 million and $35 million, as of December 31, 2023 and 2022, respectively. Our valuation allowance increased by $208 million and by $1 million during the years ended December 31, 2023 and 2022, respectively, due primarily to foreign credits and net operating losses in both years.
As of December 31, 2023, our U.S. and non-U.S. net operating loss carryforwards totaled $1.6 billion, of which $90 million is related to federal net operating loss carryforwards, $805 million is related to state net operating loss carryforwards, and $709 million is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2023 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $179 million, before applicable valuation allowances of $76 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2024 through 2042. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2023, our U.S. and non-U.S. tax credit carryforwards totaled $199 million, which is primarily related to non-U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2024 through 2042. As of December 31, 2023, we maintain a $188 million valuation allowance related to certain tax credit carryforwards.
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
As of December 31, 2023, gross unrecognized tax benefits for continuing and discontinued operations were $176 million ($189 million total, including $31 million associated with interest and penalties, and net of the impact of $18 million of indirect tax benefits). As of December 31, 2022, gross unrecognized tax benefits for continuing and discontinued operations were $178 million ($202 million total, including $26 million associated with interest and penalties, and net of the impact of $3 million of indirect tax benefits). We recognized approximately $11 million, $10 million and $6 million in potential interest and penalties associated with uncertain tax positions during 2023, 2022, and 2021, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2015 to 2023. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020. Some examinations may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2023	2022	2021
Unrecognized tax benefits, beginning of year	$178.2	$193.0	$200.1
Additions based on tax positions related to the current year	21.6	6.2	7.9
Additions for tax positions of prior years	13.5	11.2	3.4
Reductions for tax positions of prior years	(3.0)	(6.3)	(1.4)
Lapse of statute of limitations	(33.0)	(24.4)	(15.6)
Settlements	(2.2)	—	(0.2)
Effect of foreign currency translation	—	(1.5)	(1.2)
Acquisition related adjustments	1.0	—	—
Unrecognized tax benefits, end of year	$176.1	$178.2	$193.0

Repatriation and Unremitted Earnings
As of December 31, 2023, we recorded estimated incremental foreign remittance taxes of $10 million on the planned 2024 repatriation of $179 million of previously unremitted earnings from 2023 and prior periods.
As of December 31, 2023, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $1.8 billion. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
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
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of both December 31, 2023 and 2022, we had reserves of $6 million, recorded within Accrued expenses and Other liabilities in the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
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
As of December 31, 2023 and 2022, we had approximately $57 million and $58 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
We have entered into agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2023, the aggregate amount of our purchase obligations totaled $488 million, of which $355 million are expected to be settled within one year of December 31, 2023.

We recently discovered that Gems Sensors, Inc., an entity that has been merged into Setra Systems, Inc. and now operates as Gems Setra, made certain incorrect representations regarding its status as a small business concern as defined by the Small Business Act for certain contracts that it was awarded by the Defense Logistics Agency ("DLA"). As a result, on January 26, 2024, we voluntarily notified the Department of Defense Office of Inspector General (“OIG”) and the DLA of this matter. While we are continuing to investigate, we currently do not expect this matter to have a material adverse effect on our financial condition or results of operations. However, resolution of this matter could subject us to fines or penalties, and we cannot assure you of the timing or outcome of such resolution.
NOTE 15. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 43 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2023, approximately 14.2 million shares of our common stock remain available for issuance under the Stock Plan.
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
PSUs granted under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder and will vest at 0% to 200% of the target share amount based on achievement of performance targets. Grants made prior to 2022 are earned based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a performance period of approximately three years. For grants made subsequent to 2022, the performance target is based on a mix of both achievement of an internal growth metric and the Company’s total shareholder return ranking, both over a performance period of approximately three years. PSUs issued are subject to an additional holding period of up to two years and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSUs are not considered issued and outstanding.
Other than pursuant to any retirement benefits provided under our Stock Plan, the equity compensation awards granted by the Company generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options and vesting of RSUs and PSUs, we generally issue shares authorized but previously unissued, although we may instead issue treasury shares; provided, however, that either type of issuance would equally reduce the number of shares available under our Stock Plan.
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

The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2023	2022	2021
Stock Awards:
Pretax compensation expense	$78.4	$60.1	$48.6
Income tax benefit	(11.0)	(8.7)	(7.9)
Stock Award expense, net of income taxes	67.4	51.4	40.7
Stock options:
Pretax compensation expense	34.9	33.7	28.8
Income tax benefit	(4.6)	(5.1)	(5.0)
Stock option expense, net of income taxes	30.3	28.6	23.8
Total stock-based compensation:
Pretax compensation expense	113.3	93.8	77.4
Income tax benefit	(15.6)	(13.8)	(12.9)
Total stock-based compensation expense, net of income taxes	$97.7	$80.0	$64.5
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the consolidated financial statements. During the years ended December 31, 2023, 2022, and 2021 we realized an Excess Tax Benefit of $3.8 million, $1 million, and $10 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2023. This compensation cost is expected to be recognized over a weighted average period of approximately 1.5 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$36.0
Stock options	88.4
Total unrecognized compensation cost	$124.4
Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2023	2022	2021
Risk-free interest rate	3.5% - 4.5%	1.7% - 3.9%	0.8% - 1.3%
Volatility (a)	28.6%	29.3%	27.2%
Dividend yield (b)	0.4%	0.4%	0.4%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

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

The following summarizes option activity under the Stock Plan (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	10.4	54.81
Granted	2.2	64.76
Exercised	(0.5)	38.19
Canceled/forfeited	(0.8)	65.56
Outstanding as of December 31, 2022	11.3	56.70
Granted	1.5	66.78
Exercised	(1.4)	45.21
Canceled/forfeited	(0.5)	66.21
Outstanding as of December 31, 2023	10.9	59.06	6	$159.5
Vested and expected to vest as of December 31, 2023 (a)	10.7	58.95	6	$158.3
Exercisable as of December 31, 2023	5.9	53.06	4	$122.3

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Stock Plan for the years ended December 31 ($ in millions):

	2023	2022	2021
Aggregate intrinsic value of stock options exercised	$35.9	$12.4	$55.9
Cash receipts from stock options exercised	$51.5	$17.6	$52.4
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2023 and 2022 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	2.6	$66.43
Granted	1.4	64.01
Vested	(0.5)	63.51
Forfeited	(0.4)	64.01
Unvested as of December 31, 2022	3.1	66.00
Granted	1.3	67.32
Vested	(0.8)	67.09
Forfeited	(0.3)	66.12
Unvested as of December 31, 2023	3.3	66.30
NOTE 16. CAPITAL STOCK AND EARNINGS PER SHARE
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
We declared and paid cash dividends per common share during the periods presented as follows:

	Dividend Per Common Share	Amount ($ in millions)
2023:
First quarter	$0.07	$24.7
Second quarter	0.07	24.6
Third quarter	0.07	24.6
Fourth quarter	0.08	28.1
Total	$0.29	$102.0

2022:
First quarter	$0.07	$25.1
Second quarter	0.07	24.9
Third quarter	0.07	24.8
Fourth quarter	0.07	24.7
Total	$0.28	$99.5

The sum of the components of total dividends paid may not equal the total amount due to rounding.
Aggregate cash payments for the dividends paid to shareholders are recorded as dividends to shareholders in our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the years ended December 31, 2023 and 2022, respectively, the Company purchased 4 million and 7 million shares of its common stock at an average share price of $68.20 and $63.25. As of December 31, 2023, there were 9 million shares remaining for repurchase under the program.
On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares.
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
For the years ended December 31, 2023, 2022, and 2021, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 0.5 million shares, 7.3 million shares, and 0.3 million shares, respectively.
As described in Note 10, upon conversion of the Convertible Notes, holders were entitled to receive cash, shares of our common stock, or a combination thereof, at our election. Prior to our adoption of ASU 2020-06 on January 1, 2022, we accounted for the conversion feature under the treasury stock method in our calculation of EPS since we intended and had the ability to settle such conversions through cash up to the principal amount of the Convertible Notes and, if applicable, through shares of our common stock for conversion value, if any, in excess of the principal amount of the Convertible Notes. Because the fair value of our common stock was below the conversion price, the Convertible Notes had no impact on our earnings per share for the year ended December 31, 2021. Upon adopting ASU 2020-06, we accounted for the Convertible Notes under the if-converted method in our calculation of diluted EPS, as required under the new guidance.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net earnings from continuing operations	$865.8	$755.2	$614.2
Mandatory convertible preferred stock cumulative dividends	—	—	(34.5)
Net earnings attributable to common stockholders from continuing operations used in basic earnings per share	$865.8	$755.2	$579.7
Add-back: Convertible note interest add-back (“if-converted” method)	—	1.8	—
Net earnings attributable to common stockholders from continuing operations and assumed conversions used in diluted earnings per share	$865.8	$757.0	$579.7

Denominator
Weighted average common shares outstanding used in basic earnings per share	352.5	356.4	349.0
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.1	2.8	3.3
Conversion of convertible notes (if converted method)	—	1.6	—
Weighted average common shares outstanding used in diluted earnings per share	355.6	360.8	352.3

Net earnings from continuing operations per common share - Basic	$2.46	$2.12	$1.66
Net earnings from continuing operations per common share - Diluted	$2.43	$2.10	$1.65

NOTE 17. SEGMENT INFORMATION
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
Segment results are shown below ($ in millions):

	Year Ended December 31
	2023	2022	2021
Sales:
Intelligent Operating Solutions	$2,612.2	$2,466.1	$2,169.4
Precision Technologies	2,132.8	2,038.2	1,848.9
Advanced Healthcare Solutions	1,320.3	1,321.4	1,236.4
Total	$6,065.3	$5,825.7	$5,254.7

Operating Profit:
Intelligent Operating Solutions	$628.8	$519.4	$408.5
Precision Technologies	540.3	491.3	408.0
Advanced Healthcare Solutions	105.5	107.9	101.9
Other	(140.9)	(113.3)	(105.6)
Russia exit and wind down costs (a)	—	(17.9)	—
Total	$1,133.7	$987.4	$812.8

Segment assets:
Intelligent Operating Solutions	$6,550.0	$6,583.1	$6,769.3
Precision Technologies	2,966.2	2,983.3	2,994.2
Advanced Healthcare Solutions	5,309.8	5,498.5	5,737.4
Total segment assets	14,826.0	15,064.9	15,500.9
Other	2,085.8	825.7	964.6
Total assets	$16,911.8	$15,890.6	$16,465.5

Depreciation and amortization:
Intelligent Operating Solutions	$219.4	$218.3	$187.8
Precision Technologies	29.8	37.7	41.6
Advanced Healthcare Solutions	203.6	205.8	161.7
Other	4.0	3.8	4.4
Total	$456.8	$465.6	$395.5

Capital expenditures, gross:
Intelligent Operating Solutions	$55.7	$36.7	$16.7
Precision Technologies	28.3	29.6	21.4
Advanced Healthcare Solutions	18.5	17.0	6.4
Other	5.3	12.5	5.5
Total	$107.8	$95.8	$50.0

(a) Refer to Note 1 for further detail on Russia exit and wind down costs.

Operations in Geographic Areas:

	As of December 31
($ in millions)	2023	2022
Property, plant and equipment, net:
United States	$369.0	$303.1
Switzerland	14.3	20.5
All other (each country individually less than 5% of total property, plant and equipment, net)	56.5	98.3
Total	$439.8	$421.9
NOTE 18. RELATED-PARTY TRANSACTIONS
All transactions with related parties are executed in the ordinary course of business.
Beginning during the third quarter of 2022, CommonSpirit Health met the criteria for recognition as a related party due to CommonSpirit’s chief executive officer’s participation on Fortive’s Board of Directors. We entered into transactions in the ordinary course of business with CommonSpirit Health and made sales of approximately $12.6 million and $10.6 million in 2023 and 2022, respectively.
We enter into transactions in the ordinary course of business with Danaher. During 2021, we had two board members on both our Board of Directors and Danaher’s Board of Directors, which resulted in Danaher meeting the criteria for recognition as a related party. During 2022, Danaher no longer met the criteria for recognition of a related party. In 2021, we made sales of approximately $13 million to Danaher, and purchases of approximately $14 million.

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
The Company completed four acquisitions in the IOS Segment during the year ended December 31, 2023, collectively “the IOS Acquisitions”. The Company has not yet fully incorporated the internal controls and procedures of the IOS Acquisitions into the Company’s internal control over financial reporting, and as such, management excluded the IOS Acquisitions from its assessment. The assets and revenues of the IOS Acquisitions excluded from management’s assessment of internal controls constituted less than 1% of the Company’s total assets as of December 31, 2023 and less than 1% of the Company’s total revenues for the year ended December 31, 2023, respectively.
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
Disclosures Pursuant to Section 10(b) of the Securities Exchange Act of 1934
During the fourth quarter ended December 31, 2023, no directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Directors and Corporate Governance and Delinquent Section 16(a) Reports in the Proxy Statement for our 2024 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, Pay versus Performance Disclosure and Director Compensation in the Proxy Statement for our 2024 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Ownership of Our Stock, and Equity Compensation Plan Information in the Proxy Statement for our 2024 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance - Director Independence and Certain Relationships and Related Transactions in the Proxy Statement for our 2024 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2024 annual meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements, including the report of independent registered public accounting firm (PCAOB ID: 42), are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 92 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	102

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form10-Q for the quarter ended July 1, 2022 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on November 8, 2022 (Commission File Number: 1-37654)

4.1	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.2	Description of Securities	Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File Number: 1-37654)

4.3	Indenture, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024 (Commission File Number: 1-37654)

4.4	Supplemental Indenture No.1, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024 (Commission File Number: 1-37654)

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

10.2	Term Loan Credit Agreement, dated as of December 7, 2023, among Fortive Corporation, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 12, 2023 (Commission File Number: 1-37654)

10.3	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.15 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.4	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the year ended April 1, 2022 (Commission File Number: 1-37654)

10.5	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement *	Incorporated by reference from Exhibit 10.9 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.6	Form of Fortive Corporation Restricted Stock Grant Agreement*	Incorporated by reference from Exhibit 10.13 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.7	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.9	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.10	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.11	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.12	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.13	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.14	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.15	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.16	Description of Compensation Arrangements for Non-management Directors*

10.17	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.18	Fortive Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form*	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017 (Commission File Number: 1-37654)

10.19	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.20	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Stacey Walker*	Incorporated by reference from Exhibit 10.34 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.21	Offer of Employment Letter, dated October 8, 2021 between TGA Employment Services LLC and Tamara Newcombe*

10.22	Offer of Employment Letter, dated July 12, 2021 between TGA Employment Services LLC and Olumide Soroye*	Incorporated by reference from Exhibit 10.26 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File Number: 1-37654)

10.23	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*	Incorporated by reference from Exhibit 10.23 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File Number: 1-37654)

10.24	Fortive Corporate Executive Officer Cash Severance Policy	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s current report on Form 8-K, filed on March 2, 2023 (Commission File No. 1-37654)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Fortive Corporation Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)
Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Earnings for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and (vi) Notes to Consolidated Financial Statements.

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

FORTIVE CORPORATION

Date: February 27, 2024	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 27, 2024
Alan G. Spoon
Chairman of the Board

/s/ ERIC BRANDERIZ	February 27, 2024
Eric Branderiz
Director

/s/ DANIEL L. COMAS	February 27, 2024
Daniel L. Comas
Director

/s/ SHARMISTHA DUBEY	February 27, 2024
Sharmistha Dubey
Director

/s/ REJJI P. HAYES	February 27, 2024
Rejji P. Hayes
Director

/s/ WRIGHT LASSITER III	February 27, 2024
Wright Lassiter III
Director

/s/ JAMES A. LICO	February 27, 2024
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 27, 2024
Kate D. Mitchell
Director

/s/ JEANNINE P. SARGENT	February 27, 2024
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 27, 2024
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 27, 2024
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2023:
Allowances deducted from asset accounts
Allowance for credit losses	$43.9	$5.0	$0.3	$0.7	$(10.7)	$39.2

Year Ended December 31, 2022:
Allowances deducted from asset accounts
Allowance for credit losses	$39.7	$14.0	$(0.7)	$—	$(9.1)	$43.9

Year Ended December 31, 2021:
Allowances deducted from asset accounts
Allowance for credit losses	$42.5	$7.1	$(0.7)	$2.0	$(11.2)	$39.7