Form 10-Q
period 2024-03-29
Fortive Corp
filed 2024-04-24
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 19, 2024 was 352,028,662.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 29, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$704.6	$1,888.8
Accounts receivable less allowance for doubtful accounts of $33.1 and $39.2, respectively	962.6	960.8
Inventories:
Finished goods	226.6	214.1
Work in process	113.9	108.9
Raw materials	240.3	213.9
Inventories	580.8	536.9
Prepaid expenses and other current assets	365.9	285.1
Total current assets	2,613.9	3,671.6

Property, plant and equipment, net of accumulated depreciation of $793.1 and $809.0, respectively	422.7	439.8
Other assets	536.2	518.9
Goodwill	10,234.6	9,121.7
Other intangible assets, net	3,712.7	3,159.8
Total assets	$17,520.1	$16,911.8

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	667.2	608.6
Accrued expenses and other current liabilities	1,071.5	1,182.7
Total current liabilities	1,738.7	1,791.3

Other long-term liabilities	1,356.6	1,149.0
Long-term debt	3,941.7	3,646.2
Commitments and Contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 2.0 billion shares authorized; 365.3 and 363.7 issued; 352.0 and 350.7 outstanding, respectively	3.7	3.6
Additional paid-in capital	3,906.1	3,851.3
Treasury shares, at cost	(715.8)	(715.8)
Retained earnings	7,685.2	7,505.9
Accumulated other comprehensive loss	(402.5)	(326.1)
Total Fortive stockholders’ equity	10,476.7	10,318.9
Noncontrolling interests	6.4	6.4
Total stockholders’ equity	10,483.1	10,325.3
Total liabilities and equity	$17,520.1	$16,911.8

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Sales of products and software	$1,299.9	$1,236.6
Sales of services	224.6	224.1
Total sales	1,524.5	1,460.7

Cost of product and software sales	(492.0)	(488.1)
Cost of service sales	(128.3)	(124.4)
Total cost of sales	(620.3)	(612.5)

Gross profit	904.2	848.2
Operating costs:
Selling, general and administrative expenses	(561.0)	(507.7)
Research and development expenses	(104.1)	(100.1)
Gain on sale of property	63.1	—
Operating profit	302.2	240.4
Non-operating income (expense), net:
Interest expense, net	(44.0)	(32.1)
Other non-operating expense, net	(24.2)	(2.5)
Earnings before income taxes	234.0	205.8
Income taxes	(26.6)	(32.2)
Net earnings	$207.4	$173.6

Net earnings per share:
Basic	$0.59	$0.49
Diluted	$0.58	$0.49
Average common stock and common equivalent shares outstanding:
Basic	351.7	353.6
Diluted	356.0	356.5

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net earnings	$207.4	$173.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(76.5)	13.4
Pension adjustments	0.1	—
Total other comprehensive income (loss), net of income taxes	(76.4)	13.4
Comprehensive income	$131.0	$187.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	207.4	—	—
Dividends to common shareholders	—	—	—	—	(28.1)	—	—
Other comprehensive income	—	—	—	—	—	(76.4)	—
Common stock-based award activity	1.5	0.1	73.2	—	—	—	—
Shares withheld for taxes	(0.2)	—	(18.4)	—	—	—	—
Balance, March 29, 2024	352.0	$3.7	$3,906.1	$(715.8)	$7,685.2	$(402.5)	$6.4

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	173.6	—	—
Dividends to common shareholders	—	—	—	—	(24.7)	—	—
Other comprehensive income (loss)	—	—	—	—	—	13.4	—
Common stock-based award activity	0.8	—	36.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(12.1)	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	0.6
Balance, March 31, 2023	353.5	$3.6	$3,730.5	$(442.9)	$6,891.0	$(312.3)	$5.8
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net earnings	$207.4	$173.6
Noncash items:
Amortization	113.7	92.4
Depreciation	23.1	20.4
Stock-based compensation expense	28.9	26.7
Gain on sale of property	(63.1)	—
Change in trade accounts receivable, net	8.8	21.5
Change in inventories	(13.1)	(33.6)
Change in trade accounts payable	56.1	(32.3)
Change in prepaid expenses and other assets	(1.8)	(16.3)
Change in accrued expenses and other liabilities	(103.3)	(78.0)
Net cash provided by operating activities	256.7	174.4

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(1,721.8)	—
Payments for additions to property, plant and equipment	(26.4)	(24.8)
Proceeds from sale of property	10.8	—
Net cash used in investing activities	(1,737.4)	(24.8)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(426.8)	(159.3)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,736.4	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	—
Payment of dividends	(28.1)	(24.7)
All other financing activities	25.4	(3.1)
Net cash provided by (used in) financing activities	306.9	(187.1)

Effect of exchange rate changes on cash and equivalents	(10.4)	1.1
Net change in cash and equivalents	(1,184.2)	(36.4)
Beginning balance of cash and equivalents	1,888.8	709.2
Ending balance of cash and equivalents	$704.6	$672.8
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive,” “the Company,” “we,” “us,” or “our”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions (“IOS”), Precision Technologies (“PT”), and Advanced Healthcare Solutions (“AHS”) - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in more than 50 countries around the world.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2023 and the footnotes (“Notes”) thereto included within our 2023 Annual Report on Form 10-K.
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 29, 2024, are not necessarily indicative of the results for the full year.
Segment Realignment
In January 2024, we realigned Invetech from the AHS segment to the PT segment, as we explored strategic alternatives for certain products and services of Invetech (the “Segment Realignment”). In March 2024, we entered into a non-binding memorandum of understanding with the management of Invetech, pursuant to which we will transfer ownership of certain product lines of Invetech to its current management team. The products and operations of Invetech that we will retain following such transfer of ownership are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts in Note 3, 6, and 11 have been recast to conform to the revised segment presentation.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of March 29, 2024, our outstanding €500 million Euro-denominated senior unsecured notes due 2026, €700 million Euro-denominated senior unsecured notes due 2029, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan were designated as net investment hedges of our investment in applicable foreign operations.
We recognized after-tax foreign currency transaction gains of $8.4 million and losses of $1.7 million during the three-month periods ended March 29, 2024 and March 31, 2023, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three-month periods ended March 29, 2024 and March 31, 2023.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended March 29, 2024:
Balance, December 31,2023	$(291.7)	$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(76.5)	—		(76.5)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(b)	0.1
Income tax impact	—	—	(c)	—
Amounts reclassified from AOCI into income, net of income taxes	—	0.1		0.1
Net current period other comprehensive income (loss), net of income taxes	(76.5)	0.1		(76.4)
Balance, March 29, 2024	$(368.2)	$(34.3)		$(402.5)

For the Three Months Ended March 31, 2023:
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	13.4	—		13.4
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(b)	0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	—	—		—
Net current period other comprehensive income (loss), net of income taxes	13.4	—		13.4
Balance, March 31, 2023	$(288.0)	$(24.3)		$(312.3)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 11 in our most recently filed Form 10-K for additional details).
(c) The income tax impact amount was rounded to zero.
Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three-month periods ending March 29, 2024 and March 31, 2023, the activity was immaterial.
Property Sale
On March 14, 2024, we sold land and certain office buildings in our PT segment for $90 million, for which we received $20 million in cash proceeds and a $70 million promissory note secured by a letter of credit, with principal due in August and November 2024. The promissory note is recorded within Prepaid expenses and other current assets. During the three-month period ended March 29, 2024, we recorded a gain on sale of property of $63.1 million in the Consolidated Condensed Statements of Earnings.
Concurrently, using a portion of the proceeds from the property sale, we entered into an arm’s length transaction with the Fortive Foundation (the “Foundation”), pledging a charitable contribution of $20 million, which had no donor imposed conditions or restrictions. The Foundation, a not-for-profit entity, is a related party due to certain Fortive executives serving as members of the entity’s board of directors. The charitable contribution is recorded within the “Other non-operating expense, net” line in the Consolidated Condensed Statements of Earnings and the liability related to the pledged donation is recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.

Restructuring
We initiated a discrete plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three-month period ended March 31, 2023, we incurred charges of $17.6 million. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $13 million and $26 million as of March 29, 2024 and December 31, 2023 and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
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
NOTE 2. ACQUISITIONS
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
The purchase price allocation is provisional and is subject to further adjustments as we finalize the measurement of the acquired tangible and intangible assets and liabilities, as well as the associated income tax considerations. The preliminary fair value of the net assets acquired was based on several estimates and assumptions. As additional information necessary to complete the valuation is obtained and analyzed, we will make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required and as soon as practicable.
During the three-month period ended March 29, 2024, immaterial adjustments were made to the purchase price allocation of prior year acquisitions.
2024
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster our innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We funded this transaction with financing activities and available cash. We recorded approximately $1.2 billion of goodwill within our PT segment related to the EA acquisition, which is not tax deductible.
For the three-month period ended March 29, 2024, we incurred approximately $27 million of pretax transaction-related costs related to the EA acquisition, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings.

The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed as of March 29, 2024 ($ in millions):

Total
Accounts receivable	$21.5
Inventories	35.6
Property, plant and equipment	18.7
Goodwill	1,167.0
Other intangible assets (customer relationships, technology, and trade names)	681.2
Deferred tax liabilities	(183.3)
Other assets and liabilities, net	(22.5)
Net cash consideration	$1,718.2
2023
During 2023, we made four acquisitions (“the 2023 acquisitions”) in our IOS segment for an aggregate cash consideration of $101.4 million, which includes an immaterial deferred payment, net of acquired cash. The 2023 acquisitions are intended to accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $55.8 million of goodwill related to the acquisitions, which is not tax deductible, as well as $43.2 million of intangible assets, primarily consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial.
NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2023	$4,148.9	$1,856.5	$3,116.3	$9,121.7
Measurement period adjustments for prior year acquisitions	(0.9)	—	—	(0.9)
Attributable to acquisitions	—	1,167.0	—	1,167.0
Foreign currency translation and other	(10.4)	(33.8)	(9.0)	(53.2)
Balance, March 29, 2024	$4,137.6	$2,989.7	$3,107.3	$10,234.6

Due to the Segment Realignment, the beginning goodwill balance for PT and AHS have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment. The increase in the goodwill balance of the PT segment for the three-month period ended March 29, 2024 is a result of the EA acquisition. Refer to Note 2 for more information.

The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	March 29, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,275.4	$(720.0)	$1,139.6	$(687.1)
Customer relationships and other intangibles	4,038.6	(1,645.1)	3,568.0	(1,573.2)
Trademarks and trade names	174.7	(23.8)	117.7	(19.8)
Total finite-lived intangibles	5,488.7	(2,388.9)	4,825.3	(2,280.1)
Indefinite-lived intangibles:
Trademarks and trade names	612.9	—	614.6	—
Total intangibles	$6,101.6	$(2,388.9)	$5,439.9	$(2,280.1)
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives.
During the three-month period ended March 29, 2024, we acquired finite-lived intangible assets, consisting of customer relationships, developed technology, and trade names, with a weighted average life of approximately 9 years as a result of the EA acquisition. Refer to Note 2 for additional information on the intangible assets acquired.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 29, 2024
Deferred compensation liabilities	$—	$43.2	$—	$43.2
December 31, 2023
Deferred compensation liabilities	—	39.9	—	39.9
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are recorded within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three-month period ended March 29, 2024, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	March 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,941.7	$3,835.4	$3,646.2	$3,539.4
As of March 29, 2024 and December 31, 2023, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
The fair value of the long-term borrowings were based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings may be attributable to changes in market interest rates and/or our credit ratings subsequent to the borrowing. The fair value of cash and equivalents, trade accounts receivable, net, trade accounts payable, and commercial paper approximates their carrying amount due to the short-term maturities of these instruments.
NOTE 5. FINANCING
The components of our debt were as follows ($ in millions):

	March 29, 2024	December 31, 2023
U.S. dollar-denominated commercial paper	$820.0	$1,251.2
3.7% Euro-denominated senior unsecured notes due 2026	539.5	—
3.7% Euro-denominated senior unsecured notes due 2029	755.3	—
Euro Term Loan due 2025	296.7	303.6
Yen Term Loan due 2025	95.1	102.1
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Delayed-Draw Term Loan due 2024	—	550.0
Long-term debt, principal amounts	3,956.6	3,656.9
Less: aggregate unamortized debt discounts, premiums, and issuance costs	14.9	10.7
Long-term debt, carrying value	$3,941.7	$3,646.2
Refer to Note 10 of our 2023 Annual Report on Form 10-K for further details of our debt financing.
Euro-denominated Senior Unsecured Notes Due 2026 and 2029
On February 13, 2024, we completed the registered offering of the following Euro-denominated senior unsecured notes:
•€500 million in aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2026 (the “2026 Notes”) issued at 99.928% of their principal amount and bearing interest at 3.7% per annum. The 2026 Notes mature on February 13, 2026 with interest payable in arrears on February 13 of each year, beginning in 2025.
•€700 million in aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2029 (the “2029 Notes”) issued at 99.943% of their principal amount and bearing interest at 3.7% per annum. The 2029 Notes mature on August 15, 2029 with interest payable in arrears on August 15 of each year, beginning in 2024.
The net proceeds from the offering, after underwriting discounts and commissions and offering expenses, were approximately $1.3 billion based on the currency exchange rates at which the Euro denominated proceeds were converted into U.S. dollars.

We used the net proceeds to refinance the $1.0 billion outstanding principal of the Delayed-Draw Term Loan Due 2024, refinance borrowings under the U.S. dollar-denominated commercial paper, and for general corporate purposes.
Redemption Provisions and Covenants Applicable to 2026 and 2029 Notes
Prior to July 15, 2029 for the 2029 Notes, and prior to maturity for the 2026 Notes, we may redeem the applicable series of notes at our option, in whole or in part, at any time and from time to time, at the applicable make-whole redemption price specified in the indentures. On or after July 15, 2029, we may redeem the 2029 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.
We may, at our option, redeem the applicable series of notes, in whole but not in part, at a redemption price equal to 100% of the principal amount of such series of notes to be redeemed, together with any accrued and unpaid interest thereon to, but not including, the redemption date, at any time, if as a result of any change in, or amendment to, the laws, regulations, treaties, or rulings of the United States or any political subdivision of or in the United States or any taxing authority thereof or therein affecting taxation, or any change in, or amendment to, the application, official interpretation, administration or enforcement of such laws, regulations, treaties or rulings (including a holding by a court of competent jurisdiction in the United States), which change or amendment is enacted, adopted, announced or become effective, we become or, based upon a written opinion of independent counsel selected by us, will become obligated to pay additional amounts with respect to the applicable series of notes.
If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the notes from each holder at a purchase price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest to, but not including the repurchase date. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the indentures. Except in connection with a change of control triggering event, the 2026 Notes and 2029 Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the notes.
The 2026 Notes and 2029 Notes contain customary covenants. None of these covenants are considered restrictive to our operations and as of March 29, 2024, we were in compliance with all of our covenants.
Delayed-Draw Term Loan due 2024
On January 2, 2024, we drew down an additional $450 million of the Delayed-Draw Term Loan due 2024 as part of the funding for the acquisition of EA, with $1.0 billion outstanding immediately following such additional draw. Refer to Note 2 for additional information regarding the EA acquisition. On February 13, 2024, we used the net proceeds from the 2026 Notes and 2029 Notes to refinance the entire $1.0 billion outstanding principal and accrued interest thereon.
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

The details of our outstanding Commercial Paper Programs as of March 29, 2024 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$818.4	5.56%	28
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 29, 2024, no borrowings were outstanding under the Revolving Credit Facility.

We classified our borrowings outstanding under the Commercial Paper Programs as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
NOTE 6. SALES
We derive revenue primarily from the sales of products, including software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products, software, or services.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $107 million as of March 29, 2024 and $108 million as of December 31, 2023. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of March 29, 2024 and December 31, 2023, we had $52 million and $51 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	March 29, 2024	December 31, 2023
Deferred revenue - current	$540.1	$544.6
Deferred revenue - noncurrent	45.4	45.8
Total contract liabilities	$585.5	$590.4
During the three-month period ended March 29, 2024, we recognized revenue related to our contract liabilities at December 31, 2023 of $196 million. The change in our contract liabilities from December 31, 2023 to March 29, 2024 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.

The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

March 29, 2024
Intelligent Operating Solutions	$565.9
Precision Technologies	75.7
Advanced Healthcare Solutions	70.9
Total remaining performance obligations	$712.5
The majority of remaining performance obligations are related to service and support contracts, which we expect to fulfill approximately 80 percent within the next two years, approximately 95 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Due to the Segment Realignment, prior period segment amounts have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment.
Disaggregation of revenue for the three-month period ended March 29, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,299.9	$566.9	$500.6	$232.4
Sales of services	224.6	98.8	58.4	67.4
Total	$1,524.5	$665.7	$559.0	$299.8

Geographic:
United States	$789.9	$349.5	$274.1	$166.3
China	176.3	67.1	82.9	26.3
All other (each country individually less than 5% of total sales)	558.3	249.1	202.0	107.2
Total	$1,524.5	$665.7	$559.0	$299.8

End markets:(a)
Direct sales:
Healthcare	$337.2	$11.3	$43.2	$282.7
Industrial & Manufacturing	350.3	242.2	103.5	4.6
Government	126.2	69.5	47.6	9.1
Utilities & Power	101.9	49.2	52.7	—
Communications, Electronics & Semiconductor	90.4	27.9	62.5	—
Aerospace & Defense	83.4	0.1	83.3	—
Retail & Consumer	76.8	61.7	15.1	—
Oil & Gas	72.7	69.5	3.2	—
Other	188.2	95.9	92.3	—
Total direct sales	1,427.1	627.3	503.4	296.4
Distributors	97.4	38.4	55.6	3.4
Total	$1,524.5	$665.7	$559.0	$299.8

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the three-month period ended March 31, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,236.6	$537.4	$478.3	$220.9
Sales of services	224.1	94.7	62.8	66.6
Total	$1,460.7	$632.1	$541.1	$287.5

Geographic:
United States	$771.5	$340.1	$270.6	$160.8
China	181.4	64.9	92.2	24.3
All other (each country individually less than 5% of total sales)	507.8	227.1	178.3	102.4
Total	$1,460.7	$632.1	$541.1	$287.5

End markets:(a)
Direct sales:
Healthcare	$339.4	$10.9	$57.0	$271.5
Industrial & Manufacturing	353.2	228.3	120.6	4.3
Government	111.1	61.8	40.9	8.4
Utilities & Power	98.9	47.3	51.6	—
Communications, Electronics & Semiconductor	105.9	25.6	80.3	—
Aerospace & Defense	67.6	0.1	67.5	—
Retail & Consumer	82.9	62.3	20.6	—
Oil & Gas	70.3	65.9	4.4	—
Other	170.1	95.0	75.1	—
Total direct sales	1,399.4	597.2	518.0	284.2
Distributors	61.3	34.9	23.1	3.3
Total	$1,460.7	$632.1	$541.1	$287.5

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.
NOTE 7. INCOME TAXES
Our effective tax rates for the three-month period ended March 29, 2024 were 11.4% as compared to 15.7% for the three-month period ended March 31, 2023. The decrease in the effective tax rate for the three-month period ended March 29, 2024 as compared to the three-month period ended March 31, 2023 was primarily related to cash repatriation, resulting in a discrete tax credit in the three-month period ended March 29, 2024
Our effective tax rates for the three-month period ended March 29, 2024, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
NOTE 8. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of March 29, 2024, approximately 12 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 15 of our 2023 Annual Report on Form 10-K.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Stock Awards:
Pretax compensation expense	$21.5	$18.1
Income tax benefit	(2.6)	(2.6)
Stock Award expense, net of income taxes	18.9	15.5
Stock options:
Pretax compensation expense	7.4	8.6
Income tax benefit	(1.1)	(1.2)
Stock option expense, net of income taxes	6.3	7.4
Total stock-based compensation:
Pretax compensation expense	28.9	26.7
Income tax benefit	(3.7)	(3.8)
Total stock-based compensation expense, net of income taxes	$25.2	$22.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of March 29, 2024. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$64.1
Stock options	162.8
Total unrecognized compensation cost	$226.9
NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 14 and Note 9, respectively, in our 2023 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three-month periods ended March 29, 2024 and March 31, 2023, warranty related activity was immaterial.
Leases
Operating lease costs for the three-month periods ended March 29, 2024 and March 31, 2023 was $13 million and $12 million, respectively. During both the three-month periods ended March 29, 2024 and March 31, 2023, cash paid for operating leases included in operating cash flows was $12 million. Right-of-use (“ROU”) assets obtained in exchange for operating lease obligations were $4 million during both the three-month periods ended March 29, 2024 and March 31, 2023, respectively. Operating lease ROU assets were $170 million and $155 million as of March 29, 2024 and December 31, 2023, respectively. Operating lease liabilities were $177 million and $164 million as of March 29, 2024 and December 31, 2023, respectively.

Operating lease ROU assets and operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities, respectively.
Other Matters
We discovered that a subsidiary of ours made certain incorrect representations regarding status as a small business concern as defined by the Small Business Act for certain contracts that it was awarded by the Defense Logistics Agency (“DLA”). As a result, on January 26, 2024, we voluntarily notified the Department of Defense Office of Inspector General (“OIG”) and the DLA of this matter. While we are continuing to investigate, we currently do not expect this matter to have a material adverse effect on our financial condition or results of operations. However, resolution of this matter could subject us to fines or penalties, and we cannot provide assurance as to the timing or outcome of such resolution.
NOTE 10. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three-month periods ended March 29, 2024 and March 31, 2023 were 1.2 million and 2.9 million, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 29, 2024	March 31, 2023
Numerator
Net earnings	$207.4	$173.6

Denominator
Weighted average common shares outstanding used in basic earnings per share	351.7	353.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	4.3	2.9
Weighted average common shares outstanding used in diluted earnings per share	356.0	356.5

Net earnings per common share - Basic	$0.59	$0.49
Net earnings per common share - Diluted	$0.58	$0.49

We declared and paid cash dividends per common share for the periods as presented below:

	Dividend Per Common Share	Amount ($ in millions)
2024:
First quarter	$0.08	$28.1
Total	$0.08	$28.1

2023:
First quarter	$0.07	$24.7
Total	$0.07	$24.7
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
During the three-month periods ended March 29, 2024 and March 31, 2023, respectively, the Company made no repurchases under the plan. As of March 29, 2024, there were 20 million shares remaining for repurchase under the program.
NOTE 11. SEGMENT INFORMATION
We report our results in three separate business segments consisting of IOS, PT, and AHS. Our chief operating decision maker (“CODM”) assesses performance and allocates resources based on our operating segments, which are also our reportable segments. Due to the Segment Realignment, prior period segment amounts have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment.
Our IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include electrical test & measurement, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others.
Our PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement, sensing and material technologies, and cell therapy equipment design and manufacturing offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries.
Our AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.

Our segment results are as follows ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Sales:
Intelligent Operating Solutions	$665.7	$632.1
Precision Technologies	559.0	541.1
Advanced Healthcare Solutions	299.8	287.5
Total	$1,524.5	$1,460.7
Operating Profit:
Intelligent Operating Solutions	$164.1	$133.5
Precision Technologies	149.1	123.6
Advanced Healthcare Solutions	27.5	15.4
Other	(38.5)	(32.1)
Total Operating Profit	302.2	240.4
Interest expense, net	(44.0)	(32.1)
Other non-operating expense, net	(24.2)	(2.5)
Earnings before income taxes	$234.0	$205.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) is a provider of essential technologies for connected workflow solutions across a range of attractive end-markets. Our strategic segments - Intelligent Operating Solutions (“IOS”), Precision Technologies (“PT”), and Advanced Healthcare Solutions (“AHS”) - include well-known brands with leading positions in their markets. Our businesses design, develop, manufacture, and service professional and engineered products, software, and services, building upon leading brand names, innovative technologies, and significant market positions. We are headquartered in Everett, Washington and have a workforce of more than 18,000 research and development, manufacturing, sales, distribution, service, and administrative professionals in more than 50 countries around the world.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated financial statements included in our 2023 Annual Report on Form 10-K. Our MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including impact of inflation or interest rate changes; impact of geopolitical events, including the impact of the Ukraine/Russia conflict, conflict in the Middle East, and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•Pandemics and epidemics, including any resurgence in the spread of COVID-19, and any corresponding constraints on supply chain, labor force, and the operations of our customers, suppliers, and vendors could have an adverse impact on our business and results of operations.
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
•We use artificial intelligence in our business and our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
•Our businesses are subject to extensive regulation, including healthcare regulations; existing or future failures to comply with those regulations could adversely affect our financial statements and reputation.
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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
General
Fortive is a multinational business with global operations with approximately 46% of our sales derived from customers outside the United States in 2023. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic, regulatory, and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
Segment Presentation
We operate and report our results in three segments, IOS, PT, and AHS, each of which is further described below.
In January 2024, we realigned Invetech from the AHS segment to the PT segment, as we explored strategic alternatives for certain products and services of Invetech (the “Segment Realignment”). In March 2024, we entered into a non-binding memorandum of understanding with the management of Invetech, pursuant to which we will transfer ownership of certain product lines of Invetech to its current management team. The products and operations of Invetech that we will retain following such transfer of ownership are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts below have been recast to conform to the revised segment presentation.
Our IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include electrical test & measurement, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. Typical users of these safety, productivity and sustainability solutions include electrical engineers, electricians, electronic technicians, EHS professionals, network technicians, facility managers, first-responders, and maintenance professionals.
Our PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement, sensing and material technologies, and cell therapy equipment design and manufacturing offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries. Customers for these products and services include design engineers for advanced electronic devices and equipment, process and quality engineers focused on improved process capability and productivity, facility maintenance managers driving increased uptime, and other customers for whom precise measurement, reliability, and compliance are critical in their applications.
Our AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.

Non-GAAP Measures
In this report, references to sales from existing businesses (“core revenue”) refer to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired and divested businesses and (2) the impact of currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition, less the amount of sales attributable to certain businesses or product lines that have been divested or, at the time of reporting, are pending divestiture but are not, and will not be, considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of core revenue provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisition and divestiture related items because the nature, size, and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation from core revenue because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume from existing businesses refer to the impact of both price and unit sales.
Acquisitions
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster our innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We recorded approximately $1.2 billion of goodwill related to the EA acquisition, which is not tax deductible.
Other Matters
We initiated a discrete plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consist primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three-month period ended March 31, 2023, we incurred charges of $17.6 million. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $13 million and $26 million as of March 29, 2024 and December 31, 2023 and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
Business Performance and Outlook
Business Performance for the Period Ended March 29, 2024
During the three-month period ended March 29, 2024 (the “quarter” or the “first quarter”), our sales increased by 4.4%, driven by a 2.5% increase in our core revenue, and a 2.5% increase from acquisitions, net of divestitures, partially offset by 0.6% decrease from unfavorable currency translation. Core revenue growth was comprised of favorable pricing of 2.3% and increased volume of 0.2%. The increase in volume from IOS and AHS were mostly offset by declines in PT.
Geographically, in the first quarter, year-over-year core revenue in developed markets increased low single-digits, driven by low single-digit growth in North America and mid-single-digit growth in Western Europe. Core revenue in high growth markets increased mid-single-digit year-over-year in the first quarter, driven by low double-digit growth in Latin America and low single-digit growth in Asia, despite a low single-digit decline in China.
Outlook
We anticipate revenue growth to be between 2% and 3% for the second quarter of 2024, and approximately 4.5% and 6% for the full year. We anticipate core revenue growth to be between flat and 2% for the second quarter and approximately 2% and 4% for the full year.

We expect foreign exchange rates to remain volatile throughout the year which could adversely impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, macroeconomic conditions in the United States, China and other critical regions, ongoing challenges with global logistics and supply chains, disruption in supply or transportation resulting from geopolitical developments, severe weather or other events, impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize pricing and other countermeasures to offset the aforementioned dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including the potential impact of the Pillar Two initiative.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the first quarter as compared to the comparable period of 2023:
Components of Sales Growth

% Change Three Months Ended March 29, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	4.4%
Core (Non-GAAP)	2.5%
Acquisitions and divestitures (Non-GAAP)	2.5%
Currency exchange rates (Non-GAAP)	(0.6)%
Operating Profit Margins
Operating profit margin was 19.8% for the first quarter, yielding an increase of 330 basis points as compared to 16.5% in the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, a slight increase in overall demand despite a decline in certain businesses in PT, and gains from productivity measures, which were partially offset by higher employee compensation, customer acquisition and marketing costs — favorable 90 basis points
•The year-over-year effect of amortization from existing businesses — favorable 30 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the first quarter of 2024 — unfavorable 180 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 140 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 120 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the PT segment in the first quarter of 2024 — favorable 410 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Intelligent Operating Solutions	$665.7	$632.1
Precision Technologies	559.0	541.1
Advanced Healthcare Solutions	299.8	287.5
Total	$1,524.5	$1,460.7
INTELLIGENT OPERATING SOLUTIONS
Our IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include electrical test & measurement, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others.
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$665.7	$632.1
Operating profit	164.1	133.5
Depreciation	9.7	8.4
Amortization	47.6	46.0
Operating profit as a % of sales	24.7%	21.1%
Depreciation as a % of sales	1.5%	1.3%
Amortization as a % of sales	7.2%	7.3%
Components of Sales Growth

% Change Three Months Ended March 29, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	5.3%
Core (Non-GAAP)	4.6%
Acquisitions and divestiture (Non-GAAP)	1.1%
Currency exchange rates (Non-GAAP)	(0.4)%
The sales results for the first quarter were driven primarily by growth in our existing businesses due to price increases and increased volume in our test and measurement instrumentation and gas detection products as well as software and service offerings in both EHS and facility and asset lifecycle applications.
Geographically, core revenue in developed markets increased in the first quarter by low single-digits, driven by low single-digit growth in North America and high single-digit growth in Western Europe. Core revenue in high growth markets increased by high single-digits, driven by high single-digit growth in China and mid-teens growth in Latin America.
Year-over-year price increases in our IOS segment contributed 2.9% to sales growth in the first quarter and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 360 basis points during the first quarter as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses and gains from productivity measures, partially offset by higher employee compensation and customer acquisition and marketing costs — favorable 180 basis points
•The year-over-year effect of amortization from existing businesses — favorable 35 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were incurred in the first quarter of 2023 — relatively flat
•The year-over-year net effect of acquired business, including amortization — unfavorable 35 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 180 basis points
PRECISION TECHNOLOGIES
Our PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement, sensing and material technologies, and cell therapy equipment design and manufacturing offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries.
Precision Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$559.0	$541.1
Operating profit	149.1	123.6
Depreciation	8.3	6.2
Amortization	21.1	1.1
Operating profit as a % of sales	26.7%	22.8%
Depreciation as a % of sales	1.5%	1.1%
Amortization as a % of sales	3.8%	0.2%
Components of Sales Growth

% Change Three Months Ended March 29, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	3.3%
Core (Non-GAAP)	(1.5)%
Acquisitions and divestiture (Non-GAAP)	5.6%
Currency exchange rates (Non-GAAP)	(0.8)%
The sales results for the first quarter were impacted by the overall price increases in the segment and volume increases in energetic materials which were offset by volume reductions in test and measurement and sensing technology products. The acquisition of EA, partially offset by product line divestments at Invetech, contributed 5.6% to revenue growth.
Geographically, core revenue in developed markets decreased slightly in the first quarter, with low single-digit growth in North America being offset by a slight decline in Western Europe and a mid-twenties decline in Japan. Core revenue in high growth markets decreased by low single-digits in the first quarter driven by a low double-digit decline in China, partially offset by high single-digit growth in Other Asia.
Year-over-year price increases in our PT segment contributed 1.3% to sales growth in the first quarter and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 390 basis points for the first quarter as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures, partially offset by volume reduction and higher employee compensation — favorable 10 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
•The year-over-year net effect of acquisition-related transaction costs, which were incurred in the first quarter of 2024 related to the EA acquisition — unfavorable 485 basis points
•The year-over-year net effect of acquired and divested business, including amortization, and acquisition-related fair value adjustments — unfavorable 335 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 60 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the first quarter of 2024 — favorable 1,130 basis points
ADVANCED HEALTHCARE SOLUTIONS
Our AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.
Advanced Healthcare Solutions Financial Data

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$299.8	$287.5
Operating profit	27.5	15.4
Depreciation	5.1	4.9
Amortization	45.0	45.3
Operating profit as a % of sales	9.2%	5.4%
Depreciation as a % of sales	1.7%	1.7%
Amortization as a % of sales	15.0%	15.8%
Components of Sales Growth

% Change Three Months Ended March 29, 2024 vs. Comparable 2023 period
Total revenue growth (GAAP)	4.3%
Core (Non-GAAP)	5.5%
Currency exchange rates (Non-GAAP)	(1.2)%
The sales results for the first quarter were driven by growth in our existing businesses due to price increases across the segment and volume increases, primarily with sterilization products
Geographically, core revenue in developed markets increased mid-single-digits in the first quarter, driven by mid-single-digit growth in North America, low single-digit growth in Western Europe, and high single-digit growth in Japan. In high growth markets, core revenue increased by high single-digits in the first quarter, driven by low double-digit growth in China and mid-teens growth in Latin America.
Year-over-year price increases in our AHS segment contributed 2.8% to sales growth in the first quarter and is reflected as a component of the change in sales from existing businesses.

Operating profit margin increased 380 basis points during the first quarter, as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price from existing businesses, increased volume, and gains from productivity measures, partially offset by higher employee compensation and customer acquisition and marketing costs — favorable 200 basis points
•The year-over-year effect of amortization from existing businesses — favorable 70 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 110 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$1,524.5	$1,460.7
Cost of sales	(620.3)	(612.5)
Gross profit	$904.2	$848.2
Gross profit margin	59.3%	58.1%
The year-over-year increase in gross profit during the first quarter was due to year-over-year increases in price and volume from both existing and acquired businesses, productivity measures and FBS initiatives, partially offset by higher employee compensation costs.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$1,524.5	$1,460.7
Selling, general and administrative (“SG&A”)	561.0	507.7
Research and development (“R&D”)	104.1	100.1
SG&A as a % of sales	36.8%	34.8%
R&D as a % of sales	6.8%	6.9%
The year-over-year increase in SG&A during the first quarter was due to higher intangible amortization and incremental operating costs and transaction expenses from our recent acquisitions, employee compensation costs, customer acquisition and marketing costs, partially offset by productivity measures.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the first quarter, as compared to the comparable period of 2023 due to the incremental costs from our recent acquisitions and ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest Costs
Net interest expense for the first quarter was $44 million as compared to $32 million in the comparable period in 2023. The year-over-year increase in net interest expense was due to higher overall debt balance and higher interest rates incurred on floating rate debt instruments. For discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Other non-operating expense, net
Other non-operating expense for the first quarter was $24.2 million as compared to $2.5 million in the comparable period in 2023. The year-over-year increase was primarily due to a charitable contribution made in the first quarter of 2024. For further discussion of this transaction, refer to Note 1 to the consolidated condensed financial statements.

INCOME TAXES
Our effective tax rates for the three-month period ended March 29, 2024 were 11.4%, as compared to 15.7%, for the three-month period ended March 31, 2023. The decrease in the effective tax rate for the three-month period ended March 29, 2024 as compared to the three-month period ended March 31, 2023 was primarily related to cash repatriation, resulting in a discrete tax credit in the three-month period ended March 29, 2024
Our effective tax rates for the three-month period ended March 29, 2024, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
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
COMPREHENSIVE INCOME
Comprehensive income decreased by $56 million during the first quarter as compared to the comparable period in 2023 due primarily to unfavorable changes in foreign currency translation adjustments of $90 million, partially offset by an increase in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 29, 2024, no borrowings were outstanding under the Revolving Credit Facility.
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
On June 7, 2023, we filed with the SEC an “automatic shelf” registration statement (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may from time to time sell shares of common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units, warrants and subscription rights in one or more offerings. For example, we recently completed our offering of €500 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2026 (the “2026 Notes”) and €700 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2029 (the “2029 Notes”) under the Shelf Registration Statement.
We continue to monitor the financial markets, the stability of U.S and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources are impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Net cash provided by operating activities	$256.7	$174.4

Cash paid for acquisitions, net of cash received	$(1,721.8)	$—
Payments for additions to property, plant and equipment	(26.4)	(24.8)
Proceeds from sale of property	10.8	—
Net cash used in investing activities	$(1,737.4)	$(24.8)

Net proceeds from (repayments of) commercial paper borrowings	$(426.8)	$(159.3)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,736.4	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	—
Payment of dividends	(28.1)	(24.7)
All other financing activities	25.4	(3.1)
Net cash provided by (used in) financing activities	$306.9	$(187.1)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $257 million during the year-to-date period, representing an increase of $82 million, or 47.2%, as compared to the comparable period of 2023. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year decreases of $3 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Gain on sale of property).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable generated $52 million of cash during the year-to-date period as compared to using $44 million in the comparable period of 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses, and other liabilities used $105 million of cash in the year-to-date period as compared to using $94 million of cash in the comparable period of 2023. The year-over-year changes were driven by timing differences related to employee compensation and benefits, tax payments, contract assets, and contract liabilities.
Investing Activities
Cash outflows from investing activities increased by $1.7 billion during the year-to-date period, as compared to the comparable period of 2023 with the increase primarily due to cash used for acquisitions, net of cash acquired, totaling $1.7 billion and a year-over-year increase in capital expenditures of approximately $2 million, partially offset by proceeds from sale of property.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the current year, we expect capital spending to be approximately $100-$120 million, although actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayment of debt and commercial paper, payments of cash dividends to shareholders and share repurchases.

In the year-to-date period, financing activities generated cash of $307 million, reflecting the following transactions:
•We repaid $427 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program.
•On January 2, 2024, we drew down an additional $450 million of the $1.3 billion Delayed-Draw Term Loan due 2024 as part of the funding for the acquisition of EA.
•On February 13, 2024, we completed the sale of our registered offering of the 2026 Notes and the 2029 Notes, yielding net proceeds of approximately $1.3 billion.
•On February 13 2024, Fortive repaid $1.0 billion in outstanding principal of the Delayed-Draw Term Loan due 2024, using net proceeds from the 2026 Notes and 2029 Notes.
•We made dividend payments to common shareholders totaling $28 million.
In the comparable 2023 period, financing activities used cash of $187 million, reflecting the following transaction:
•We repaid $159 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program.
•We made dividend payments to common shareholders totaling $25 million.
Refer to Note 5 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of March 29, 2024, we held approximately $705 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 85% was held outside of the United States.
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
As of March 29, 2024, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three-month period ended March 29, 2024 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, except as noted below.

Acquisitions
Our business acquisitions, including EA, typically result in the recognition of goodwill, customer relationships, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair value of acquired intangible assets are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by us. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted cash flows of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates, customer attrition rates, and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and calculations of the fair value of acquired intangible assets in connection with material acquisitions. In connection with the EA acquisition in the first quarter of 2024, we recorded approximately $1.2 billion of goodwill and approximately $0.7 billion of intangible assets. Refer to Note 2 for additional information of the EA acquisition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2023 Annual Report on Form 10-K. There were no material changes during the three-month period ended March 29, 2024 to the information reported in our 2023 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the first quarter.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2023 Annual Report on Form 10-K. There were no material changes during the quarter ended March 29, 2024 to the risk factors reported in the “Risk Factors” section of our 2023 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares, with 20 million shares remaining authorized under the share repurchase program as of March 29, 2024. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company’s management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the quarter ended March 29, 2024, the Company did not repurchase any of its common stock.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the first quarter ended March 29, 2024, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference to Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022. Commission File No. 1-37654).

3.2
Amended and Restated Bylaws of Fortive Corporation (incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K, filed on November 8, 2022. Commission File No. 1-37654).

4.1
Indenture, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024. Commission File No. 1-37654).

4.2
Supplemental Indenture No.1, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024. Commission File No. 1-37654).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in Inline XBRL and contained in Exhibit 101
*     Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 29, 2024 and December 31, 2023, (ii) Consolidated Condensed Statements of Earnings for the three-month periods ended March 29, 2024 and March 31, 2023, (iii) Consolidated Condensed Statements of Comprehensive Income for the three-month periods ended March 29, 2024 and

March 31, 2023, (iv) Consolidated Condensed Statement of Changes in Equity for the three-month periods ended March 29, 2024 and March 31, 2023, (v) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 29, 2024 and March 31, 2023, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 24, 2024	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: April 24, 2024	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer