Form 10-Q
period 2024-06-28
Fortive Corp
filed 2024-07-24
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 19, 2024 was 350,341,685.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	June 28, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$644.1	$1,888.8
Accounts receivable less allowance for doubtful accounts of $27.8 and $39.2, respectively	934.5	960.8
Inventories:
Finished goods	224.0	214.1
Work in process	116.1	108.9
Raw materials	231.9	213.9
Inventories	572.0	536.9
Prepaid expenses and other current assets	368.9	285.1
Total current assets	2,519.5	3,671.6

Property, plant and equipment, net of accumulated depreciation of $810.2 and $809.0, respectively	417.9	439.8
Other assets	540.0	518.9
Goodwill	10,216.5	9,121.7
Other intangible assets, net	3,591.1	3,159.8
Total assets	$17,285.0	$16,911.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$383.9	$—
Trade accounts payable	636.1	608.6
Accrued expenses and other current liabilities	1,025.8	1,182.7
Total current liabilities	2,045.8	1,791.3

Other long-term liabilities	1,337.0	1,149.0
Long-term debt	3,396.4	3,646.2
Commitments and Contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 2,000.0 shares authorized; 365.6 and 363.7 issued; 350.3 and 350.7 outstanding, respectively	3.7	3.6
Additional paid-in capital	3,937.3	3,851.3
Treasury shares, at cost	(870.4)	(715.8)
Retained earnings	7,852.3	7,505.9
Accumulated other comprehensive loss	(423.6)	(326.1)
Total Fortive stockholders’ equity	10,499.3	10,318.9
Noncontrolling interests	6.5	6.4
Total stockholders’ equity	10,505.8	10,325.3
Total liabilities and equity	$17,285.0	$16,911.8

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales of products and software	$1,308.9	$1,290.8	$2,608.8	$2,527.4
Sales of services	243.5	235.6	468.1	459.7
Total sales	1,552.4	1,526.4	3,076.9	2,987.1

Cost of product and software sales	(500.2)	(500.1)	(992.2)	(985.2)
Cost of service sales	(123.9)	(120.9)	(252.2)	(248.3)
Total cost of sales	(624.1)	(621.0)	(1,244.4)	(1,233.5)

Gross profit	928.3	905.4	1,832.5	1,753.6
Operating costs:
Selling, general and administrative expenses	(525.4)	(514.0)	(1,086.4)	(1,021.7)
Research and development expenses	(101.1)	(100.1)	(205.2)	(200.2)
Gain on sale of property	—	—	63.1	—
Operating profit	301.8	291.3	604.0	531.7
Non-operating income (expense), net:
Interest expense, net	(38.7)	(33.1)	(82.7)	(65.2)
Loss from divestiture	(25.6)	—	(25.6)	—
Other non-operating expense, net	(8.8)	(7.8)	(33.0)	(10.3)
Earnings before income taxes	228.7	250.4	462.7	456.2
Income taxes	(33.6)	(41.4)	(60.2)	(73.6)
Net earnings	$195.1	$209.0	$402.5	$382.6

Net earnings per share:
Basic	$0.56	$0.59	$1.15	$1.08
Diluted	$0.55	$0.59	$1.13	$1.07
Average common stock and common equivalent shares outstanding:
Basic	351.3	353.0	351.5	353.3
Diluted	354.8	355.5	355.4	356.0

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net earnings	$195.1	$209.0	$402.5	$382.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(21.1)	(7.4)	(97.6)	6.0
Pension adjustments	—	(0.2)	0.1	(0.2)
Total other comprehensive income (loss), net of income taxes	(21.1)	(7.6)	(97.5)	5.8
Comprehensive income	$174.0	$201.4	$305.0	$388.4
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	207.4	—	—
Dividends to common shareholders	—	—	—	—	(28.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(76.4)	—
Common stock-based award activity	1.5	0.1	73.2	—	—	—	—
Shares withheld for taxes	(0.2)	—	(18.4)	—	—	—	—
Balance, March 29, 2024	352.0	$3.7	$3,906.1	$(715.8)	$7,685.2	$(402.5)	$6.4
Net earnings for the period	—	—	—	—	195.1	—	—
Dividends to common shareholders	—	—	—	—	(28.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(21.1)	—
Common stock-based award activity	0.3	—	35.0	—	—	—	—
Common stock repurchases	(2.0)	—	—	(154.6)	—	—	—
Shares withheld for taxes	—	—	(3.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, June 28, 2024	350.3	$3.7	$3,937.3	$(870.4)	$7,852.3	$(423.6)	$6.5

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	173.6	—	—
Dividends to common shareholders	—	—	—	—	(24.7)	—	—
Other comprehensive income (loss)	—	—	—	—	—	13.4	—
Common stock-based award activity	0.8	—	36.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(12.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, March 31, 2023	353.5	$3.6	$3,730.5	$(442.9)	$6,891.0	$(312.3)	$5.8
Net earnings for the period	—	—	—	—	209.0	—	—
Dividends to common shareholders	—	—	—	—	(24.6)	—	—
Other comprehensive income	—	—	—	—	—	(7.6)	—
Common stock-based award activity	0.5	—	52.3	—	—	—	—
Common stock repurchases	(2.0)	—	—	(129.1)	—	—	—
Shares withheld for taxes	(0.1)	—	(4.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 30, 2023	351.9	$3.6	$3,778.7	$(572.0)	$7,075.4	$(319.9)	$6.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net earnings	$402.5	$382.6
Noncash items:
Amortization	227.1	184.2
Depreciation	46.2	42.1
Stock-based compensation expense	53.1	55.7
Gain on sale of property	(63.1)	—
Loss from divestiture	25.6	—
Change in trade accounts receivable, net	24.6	26.0
Change in inventories	(12.0)	(27.4)
Change in trade accounts payable	30.7	(36.4)
Change in prepaid expenses and other assets	(11.5)	(13.1)
Change in accrued expenses and other liabilities	(157.6)	(118.3)
Net cash provided by operating activities	565.6	495.4

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(1,721.8)	—
Payments for additions to property, plant and equipment	(55.6)	(45.8)
Proceeds from sale of property	10.8	4.9
Cash infusion into divestiture	(14.0)	—
All other investing activities	(1.6)	—
Net cash used in investing activities	(1,782.2)	(40.9)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(571.5)	(268.6)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,733.5	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	—
Repurchase of common shares	(152.9)	(129.1)
Payment of dividends	(56.1)	(49.3)
All other financing activities	31.9	5.6
Net cash used in financing activities	(15.1)	(441.4)

Effect of exchange rate changes on cash and equivalents	(13.0)	(9.5)
Net change in cash and equivalents	(1,244.7)	3.6
Beginning balance of cash and equivalents	1,888.8	709.2
Ending balance of cash and equivalents	$644.1	$712.8
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
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 28, 2024, are not necessarily indicative of the results for the full year.
Segment Realignment and Divestiture
In January 2024, we realigned Invetech from the AHS segment to the PT segment (the “Segment Realignment”) based on our strategic decision to divest the equipment design and manufacturing businesses of Invetech, while retaining the motion solution businesses (the “Motion Solution Business”) that are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts in Note 3, 6, and 11 have been recast to conform to the revised segment presentation. In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result of the divestiture, in the three and six-month periods ended June 28, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Condensed Statements of Earnings. The divested businesses accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of June 28, 2024, our outstanding €500 million Euro-denominated senior unsecured notes due 2026, €700 million Euro-denominated senior unsecured notes due 2029, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan were designated as net investment hedges of our investment in applicable foreign operations.
We recognized after-tax foreign currency transaction gains of $13.0 million and $5.1 million during the three-month periods ended June 28, 2024 and June 30, 2023, respectively, and gains of $21.4 million of $3.4 million during the six-month periods ended June 28, 2024 and June 30, 2023, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six-month periods ended June 28, 2024 and June 30, 2023.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended June 28, 2024:
Balance, March 29, 2024	$(368.2)		$(34.3)		$(402.5)
Other comprehensive income (loss) before reclassifications, net of income taxes	(28.1)		—		(28.1)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	(b)	0.1	(c)	7.1
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		—		7.0
Net current period other comprehensive income (loss), net of income taxes	(21.1)		—		(21.1)
Balance, June 28, 2024	$(389.3)		$(34.3)		$(423.6)

For the Three Months Ended June 30, 2023:
Balance, March 31, 2023	$(288.0)		$(24.3)		$(312.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(7.4)		—		(7.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—		(0.5)	(c)	(0.5)
Income tax impact	—		0.3		0.3
Amounts reclassified from AOCI into income, net of income taxes	—		(0.2)		(0.2)
Net current period other comprehensive income (loss), net of income taxes	(7.4)		(0.2)		(7.6)
Balance, June 30, 2023	$(295.4)		$(24.5)		$(319.9)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This amount relates to the cumulative translation adjustment recognized in earnings upon the Invetech Divestiture. Refer to Note 1 for additional details.
(c) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 11 in our 2023 Annual Report on Form 10-K for additional details).

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Six Months Ended June 28, 2024:
Balance, December 31, 2023	$(291.7)		$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(104.6)		—		(104.6)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	(b)	0.2	(c)	7.2
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		0.1		7.1
Net current period other comprehensive income (loss)	(97.6)		0.1		(97.5)
Balance, June 28, 2024	$(389.3)		$(34.3)		$(423.6)

For the Six Months Ended June 30, 2023:
Balance, December 31, 2022	$(301.4)		$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	6.0		—		6.0
Amounts reclassified from AOCI into income:
Increase (decrease)	—		(0.4)	(c)	(0.4)
Income tax impact	—		0.2		0.2
Amounts reclassified from AOCI into income, net of income taxes	—		(0.2)		(0.2)
Net current period other comprehensive income (loss)	6.0		(0.2)		5.8
Balance, June 30, 2023	$(295.4)		$(24.5)		$(319.9)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This amount relates to the cumulative translation adjustment recognized in earnings upon the Invetech Divestiture. Refer to Note 1 for additional details.
(c) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 11 in our 2023 Annual Report on Form 10-K for additional details).
Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and six-month periods ending June 28, 2024 and June 30, 2023, the activity was immaterial.
Property Sale
On March 14, 2024, we sold land and certain office buildings in our PT segment for $90 million, for which we received $20 million in cash proceeds and a $70 million promissory note secured by a letter of credit, with principal due in August and November 2024. The promissory note is recorded within Prepaid expenses and other current assets. During the six-month period ended June 28, 2024, we recorded a gain on sale of property of $63.1 million in the Consolidated Condensed Statements of Earnings.
Concurrently, using a portion of the proceeds from the property sale, we entered into an arm’s length transaction with the Fortive Foundation (the “Foundation”), pledging a charitable contribution of $20 million, which had no donor imposed conditions or restrictions. The Foundation, a not-for-profit entity established to expand our philanthropic efforts, is a related party due to certain Fortive executives serving as members of the entity’s board of directors. The charitable contribution is recorded within the “Other non-operating expense, net” line in the Consolidated Condensed Statements of Earnings and the liability related to the pledged donation is recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.

Restructuring
We initiated a discrete restructuring plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and six-month periods ended June 30, 2023, we incurred charges of $10.7 million and $28.3 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were $10 million and $26 million as of June 28, 2024 and December 31, 2023 and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
Recently Issued Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which amends the disclosure requirements for reportable segments on the interim and annual basis. This standard is effective for fiscal year ending December 31, 2024 and interim periods within fiscal year ending December 31, 2025. The adoption of the standard will not impact our consolidated financial statements; however, we are currently evaluating the impact of the new disclosure requirements on the notes to the financial statements. Upon adoption, we will update the applicable interim and annual disclosures to align with the new standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025. This standard should be applied on a prospective basis, with retrospective application permitted. The adoption of the standard will not impact our consolidated financial statements; however, we are currently evaluating the impact of the new disclosure requirements on the notes to the financial statements. We will update the applicable annual disclosures to align with the new standard.
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
During the three and six-month periods ended June 28, 2024, immaterial adjustments were made to the purchase price allocation of prior year acquisitions.
2024
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster our innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We funded this transaction with financing activities and available cash. We recorded approximately $1.17 billion of goodwill within our PT segment related to the EA acquisition, which is not tax deductible.
For the three and six-month periods ended June 28, 2024, we incurred approximately $0.2 million and $27.4 million, respectively, of pretax transaction-related costs related to the EA acquisition, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings.

The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed as of June 28, 2024 ($ in millions):

Total
Accounts receivable	$21.5
Inventories	35.6
Property, plant and equipment	18.9
Goodwill	1,172.6
Other intangible assets (customer relationships, technology, and trade names)	681.2
Deferred tax liabilities	(189.1)
Other assets and liabilities, net	(22.5)
Net cash consideration	$1,718.2
2023
During 2023, we made four acquisitions (“the 2023 acquisitions”) in our IOS segment for an aggregate cash consideration of $101.4 million, which includes an immaterial deferred payment, net of acquired cash. The 2023 acquisitions are intended to accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $55.6 million of goodwill related to the acquisitions, which is not tax deductible, as well as $43.2 million of intangible assets, primarily consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial.
NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2023	$4,148.9	$1,856.5	$3,116.3	$9,121.7
Measurement period adjustments for prior year acquisitions	(1.1)	—	—	(1.1)
Attributable to acquisitions	—	1,172.6	—	1,172.6
Foreign currency translation and other	(12.7)	(49.0)	(15.0)	(76.7)
Balance, June 28, 2024	$4,135.1	$2,980.1	$3,101.3	$10,216.5

Due to the Segment Realignment, the beginning goodwill balances for PT and AHS have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment. Refer to Note 2 for more information related to goodwill attributable to acquisitions.

The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	June 28, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,276.5	$(753.3)	$1,139.6	$(687.1)
Customer relationships and other intangibles	4,026.6	(1,715.4)	3,568.0	(1,573.2)
Trademarks and trade names	174.5	(27.4)	117.7	(19.8)
Total finite-lived intangibles	5,477.6	(2,496.1)	4,825.3	(2,280.1)
Indefinite-lived intangibles:
Trademarks and trade names	609.6	—	614.6	—
Total intangibles	$6,087.2	$(2,496.1)	$5,439.9	$(2,280.1)
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives.
During the six-month period ended June 28, 2024, we acquired finite-lived intangible assets, consisting of customer relationships, developed technology, and trade names, with a weighted average life of approximately 9 years as a result of the EA acquisition. Refer to Note 2 for additional information on the intangible assets acquired.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 28, 2024
Deferred compensation liabilities	$—	$43.9	$—	$43.9
December 31, 2023
Deferred compensation liabilities	—	39.9	—	39.9
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

Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and six-month periods ended June 28, 2024, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	June 28, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$383.9	$384.0	$—	$—
Long-term debt, net of current maturities	3,396.4	3,281.3	3,646.2	3,539.4
As of June 28, 2024 and December 31, 2023, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING
The components of our debt were as follows ($ in millions):

	June 28, 2024	December 31, 2023
U.S. dollar-denominated commercial paper	$675.0	$1,251.2
3.7% Euro-denominated senior unsecured notes due 2026	535.7	—
3.7% Euro-denominated senior unsecured notes due 2029	749.9	—
Euro Term Loan due 2025	294.6	303.6
Yen Term Loan due 2025	89.5	102.1
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Delayed-Draw Term Loan due 2024	—	550.0
Long-term debt, principal amounts	3,794.7	3,656.9
Less: aggregate unamortized debt discounts, premiums, and issuance costs	14.4	10.7
Long-term debt, carrying value	3,780.3	3,646.2
Less: current portion of long-term debt, carrying value	383.9	—
Long-term debt, net of current maturities	$3,396.4	$3,646.2
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
The 2026 Notes and 2029 Notes contain customary covenants. None of these covenants are considered restrictive to our operations and as of June 28, 2024, we were in compliance with all of our covenants.
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

The details of our outstanding Commercial Paper Programs as of June 28, 2024 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$673.0	5.53%	32
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 28, 2024, no borrowings were outstanding under the Revolving Credit Facility.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $109 million as of June 28, 2024 and $108 million as of December 31, 2023. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of June 28, 2024 and December 31, 2023, we had $52 million and $51 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	June 28, 2024	December 31, 2023
Deferred revenue - current	$518.3	$544.6
Deferred revenue - noncurrent	45.7	45.8
Total contract liabilities	$564.0	$590.4
During the three and six-month periods ended June 28, 2024, we recognized revenue related to our contract liabilities at December 31, 2023 of $121 million and $317 million, respectively. The change in our contract liabilities from December 31, 2023 to June 28, 2024 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

June 28, 2024
Intelligent Operating Solutions	$571.6
Precision Technologies	62.1
Advanced Healthcare Solutions	71.5
Total remaining performance obligations	$705.2
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
Disaggregation of revenue for the three-month period ended June 28, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,308.9	$563.3	$490.3	$255.3
Sales of services	243.5	113.7	61.5	68.3
Total	$1,552.4	$677.0	$551.8	$323.6

Geographic:
United States	$840.3	$380.8	$281.0	$178.5
China	165.1	53.2	86.6	25.3
All other (each country individually less than 5% of total sales)	547.0	243.0	184.2	119.8
Total	$1,552.4	$677.0	$551.8	$323.6

End markets:(a)
Direct sales:
Healthcare	$368.9	$11.1	$51.5	$306.3
Industrial & Manufacturing	329.7	236.0	89.1	4.6
Government	142.2	80.3	52.6	9.3
Utilities & Power	104.1	48.8	55.3	—
Communications, Electronics & Semiconductor	94.5	25.5	69.0	—
Aerospace & Defense	83.4	0.1	83.3	—
Retail & Consumer	80.6	65.5	15.1	—
Oil & Gas	72.1	69.3	2.8	—
Other	175.9	100.0	75.9	—
Total direct sales	1,451.4	636.6	494.6	320.2
Distributors	101.0	40.4	57.2	3.4
Total	$1,552.4	$677.0	$551.8	$323.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the three-month period ended June 30, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,290.8	$546.4	$499.8	$244.6
Sales of services	235.6	106.7	60.5	68.4
Total	$1,526.4	$653.1	$560.3	$313.0

Geographic:
United States	$827.8	$362.0	$290.7	$175.1
China	178.9	58.6	94.2	26.1
All other (each country individually less than 5% of total sales)	519.7	232.5	175.4	111.8
Total	$1,526.4	$653.1	$560.3	$313.0

End markets:(a)
Direct sales:
Healthcare	$359.6	$11.6	$54.6	$293.4
Industrial & Manufacturing	357.8	232.6	120.7	4.5
Government	132.9	77.2	47.0	8.7
Utilities & Power	104.6	46.3	58.3	—
Communications, Electronics & Semiconductor	97.4	23.3	74.1	—
Aerospace & Defense	76.3	0.2	76.1	—
Retail & Consumer	84.4	62.1	22.3	—
Oil & Gas	71.6	67.6	4.0	—
Other	181.6	100.1	81.5	—
Total direct sales	1,466.2	621.0	538.6	306.6
Distributors	60.2	32.1	21.7	6.4
Total	$1,526.4	$653.1	$560.3	$313.0

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the six-month period ended June 28, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,608.8	$1,130.2	$990.9	$487.7
Sales of services	468.1	212.5	119.9	135.7
Total	$3,076.9	$1,342.7	$1,110.8	$623.4

Geographic:
United States	$1,630.2	$730.3	$555.1	$344.8
China	341.4	120.3	169.5	51.6
All other (each country individually less than 5% of total sales)	1,105.3	492.1	386.2	227.0
Total	$3,076.9	$1,342.7	$1,110.8	$623.4

End markets:(a)
Direct sales:
Healthcare	$706.1	$22.4	$94.7	$589.0
Industrial & Manufacturing	680.0	478.2	192.6	9.2
Government	268.4	149.8	100.2	18.4
Utilities & Power	206.0	98.0	108.0	—
Communications, Electronics & Semiconductor	184.9	53.4	131.5	—
Aerospace & Defense	166.8	0.2	166.6	—
Retail & Consumer	157.4	127.2	30.2	—
Oil & Gas	144.8	138.8	6.0	—
Other	364.1	195.9	168.2	—
Total direct sales	2,878.5	1,263.9	998.0	616.6
Distributors	198.4	78.8	112.8	6.8
Total	$3,076.9	$1,342.7	$1,110.8	$623.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the six-month period ended June 30, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,527.4	$1,083.8	$978.1	$465.5
Sales of services	459.7	201.4	123.3	135.0
Total	$2,987.1	$1,285.2	$1,101.4	$600.5

Geographic:
United States	$1,599.3	$702.1	$561.3	$335.9
China	360.3	123.5	186.4	50.4
All other (each country individually less than 5% of total sales)	1,027.5	459.6	353.7	214.2
Total	$2,987.1	$1,285.2	$1,101.4	$600.5

End markets:(a)
Direct sales:
Healthcare	$699.0	$22.5	$111.6	$564.9
Industrial & Manufacturing	711.0	460.9	241.3	8.8
Government	244.0	139.0	87.9	17.1
Utilities & Power	203.5	93.6	109.9	—
Communications, Electronics & Semiconductor	203.3	48.9	154.4	—
Aerospace & Defense	143.9	0.3	143.6	—
Retail & Consumer	167.3	124.4	42.9	—
Oil & Gas	141.9	133.5	8.4	—
Other	351.7	195.1	156.6	—
Total direct sales	2,865.6	1,218.2	1,056.6	590.8
Distributors	121.5	67.0	44.8	9.7
Total	$2,987.1	$1,285.2	$1,101.4	$600.5

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.
NOTE 7. INCOME TAXES
Our effective tax rates for the three and six-month periods ended June 28, 2024 were 14.7% and 13.0%, respectively, as compared to 16.5% and 16.1%, respectively, for the three and six-month periods ended June 30, 2023. The decrease in the effective tax rate for the three-month period ended June 28, 2024 as compared to the three-month period ended June 30, 2023 was primarily related to change in valuation allowances, resulting in a benefit in the three-month period ended June 28, 2024. The decrease in the effective tax rate for the six-month period ended June 28, 2024 as compared to the six-month period ended June 30, 2023 was primarily related to cash repatriation, resulting in a discrete tax credit, and changes in valuation allowances in the six-month period ended June 28, 2024.
Our effective tax rates for the three and six-month periods ended June 28 2024, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.
NOTE 8. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of June 28, 2024, approximately 12 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 15 of our 2023 Annual Report on Form 10-K.

Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Stock Awards:
Pretax compensation expense	$15.6	$19.9	$37.1	$38.0
Income tax benefit	(2.9)	(2.7)	(5.5)	(5.3)
Stock Award expense, net of income taxes	12.7	17.2	31.6	32.7
Stock options:
Pretax compensation expense	8.6	9.1	16.0	17.7
Income tax benefit	(1.2)	(1.3)	(2.3)	(2.5)
Stock option expense, net of income taxes	7.4	7.8	13.7	15.2
Total stock-based compensation:
Pretax compensation expense	24.2	29.0	53.1	55.7
Income tax benefit	(4.1)	(4.0)	(7.8)	(7.8)
Total stock-based compensation expense, net of income taxes	$20.1	$25.0	$45.3	$47.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of June 28, 2024. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$53.3
Stock options	135.7
Total unrecognized compensation cost	$189.0
NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 14 and Note 9, respectively, in our 2023 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three and six-month periods ended June 28, 2024 and June 30, 2023, warranty related activity was immaterial.
Leases
Operating lease costs for both the three-month periods ended June 28, 2024 and June 30, 2023 were $12 million. Operating lease costs for the six-month periods ended June 28, 2024 and June 30, 2023 were $25 million and $24 million, respectively. During both the six-month periods ended June 28, 2024 and June 30, 2023, cash paid for operating leases included in operating cash flows was $24 million. Right-of-use (“ROU”) assets obtained in exchange for operating lease obligations were $10 million and $18 million during the six-month periods ended June 28, 2024 and June 30, 2023, respectively. Operating lease ROU assets were $159 million and $155 million as of June 28, 2024 and December 31, 2023, respectively. Operating lease liabilities were $166 million and $164 million as of June 28, 2024 and December 31, 2023, respectively. Operating lease ROU assets and operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities, respectively.
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
NOTE 10. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and six-month periods ended June 28, 2024 were 1.3 million and 1.2 million, respectively, and were 2.7 million for both the three and six-month periods ended June 30, 2023.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator
Net earnings	$195.1	$209.0	$402.5	$382.6

Denominator
Weighted average common shares outstanding used in basic earnings per share	351.3	353.0	351.5	353.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.5	2.5	3.9	2.7
Weighted average common shares outstanding used in diluted earnings per share	354.8	355.5	355.4	356.0

Net earnings per common share - Basic	$0.56	$0.59	$1.15	$1.08
Net earnings per common share - Diluted	$0.55	$0.59	$1.13	$1.07

We declared and paid cash dividends per common share for the periods as presented below:

	Dividend Per Common Share	Amount ($ in millions)
2024:
First quarter	$0.08	$28.1
Second quarter	0.08	28.0
Total	$0.16	$56.1

2023:
First quarter	$0.07	$24.7
Second quarter	0.07	24.6
Total	$0.14	$49.3
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
During both the three and six-month periods ended June 28, 2024 and June 30, 2023, the Company purchased 2 million shares of its common stock at an average share price of $76.43 and $64.54, respectively. As of June 28, 2024, there were 18 million shares remaining for repurchase under the program.
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
Our PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement and sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries.
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

Our segment results are as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales:
Intelligent Operating Solutions	$677.0	$653.1	$1,342.7	$1,285.2
Precision Technologies	551.8	560.3	1,110.8	1,101.4
Advanced Healthcare Solutions	323.6	313.0	623.4	600.5
Total	$1,552.4	$1,526.4	$3,076.9	$2,987.1
Operating Profit:
Intelligent Operating Solutions	$173.2	$161.7	$337.3	$295.2
Precision Technologies	115.3	136.8	264.4	260.4
Advanced Healthcare Solutions	40.2	25.4	67.7	40.8
Other	(26.9)	(32.6)	(65.4)	(64.7)
Total Operating Profit	301.8	291.3	604.0	531.7
Interest expense, net	(38.7)	(33.1)	(82.7)	(65.2)
Loss from divestiture	(25.6)	—	(25.6)	—
Other non-operating expense, net	(8.8)	(7.8)	(33.0)	(10.3)
Earnings before income taxes	$228.7	$250.4	$462.7	$456.2

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
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events, including the anticipated impact of the Ukraine/Russia conflict, conflict in the Middle East, and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•Future pandemics and epidemics, and any corresponding constraints on supply chain, labor force, and the operations of our customers, suppliers, and vendors could have an adverse impact on our business and results of operations.
•Climate change, or legal or regulatory measures to address climate change, may negatively affect us.
•We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
In January 2024, we realigned Invetech from the AHS segment to the PT segment (the “Segment Realignment”) based on our strategic decision to divest the equipment design and manufacturing businesses of Invetech, while retaining the motion solution businesses (the “Motion Solution Business”) that are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts below have been recast to conform to the revised segment presentation. In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result of the divestiture, in the three and six-month periods ended June 28, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Condensed Statements of Earnings. The divested businesses accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
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
Our PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement and sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries. Customers for these products and services include design engineers for advanced electronic devices and equipment, process and quality engineers focused on improved process capability and productivity, facility maintenance managers driving increased uptime, and other customers for whom precise measurement, reliability, and compliance are critical in their applications.
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
Acquisitions
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster our innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We recorded approximately $1.17 billion of goodwill related to the EA acquisition, which is not tax deductible.
Other Matters
We initiated a discrete restructuring plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and six-month periods ended June 30, 2023, we incurred charges of $10.7 million and $28.3 million, respectively.
Business Performance and Outlook
Business Performance for the Period Ended June 28, 2024
During the three and six-month periods ended June 28, 2024 (the “quarter” or the “second quarter” and “year-to-date period,” respectively), our sales increased by 1.7% and 3.0%, respectively.
The year-over-year increase in sales in the second quarter was driven by a 2.7% increase from acquisitions, net of divestitures partially offset by a 1.0% decrease due to unfavorable currency translation. Core revenue growth was essentially flat in the second quarter, where favorable pricing of 2.6% and volume gains in IOS and AHS were offset by volume declines in PT.
Year-over-year increases in the year-to-date period were driven by a 1.2% increase in our core revenue and a 2.6% increase from acquisitions, net of divestitures, partially offset by a decline of 0.8% due to unfavorable currency translation. The core revenue growth performance in the year-to-date period of 1.2% was comprised of favorable pricing of 2.4% and volume gains in IOS and AHS offset by volume declines in PT.

Geographically, in the second quarter, year-over-year core revenue in developed markets was essentially flat, driven by slight growth in North America, a mid-single-digits growth in Japan, offset by a mid-single-digit decline in Western Europe. Core revenue in high growth markets was up slightly year-over-year in the second quarter, driven by low-twenties growth in Latin America, offset by a mid-single-digit decline in China.
Geographically, in the year-to-date period, year-over-year sales from existing businesses in developed markets increased slightly, driven by low single-digit growth in North America while Western Europe and Japan were essentially flat. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period by low single-digits, driven by high-teens growth in Latin America, partially offset by a mid-single-digit decline in China.
Outlook
We anticipate revenue growth to be between 3% and 4.5% for the third quarter of 2024, and approximately 3% and 4% for the full year. We anticipate core revenue growth to be between 2% and 3.5% for the third quarter and approximately 2% and 3% for the full year.
We expect foreign exchange rates to remain volatile throughout the year, which could continue to adversely impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, macroeconomic conditions in the United States, China and other critical regions, ongoing geopolitical developments and events, the impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage these challenges, collaborate with customers and suppliers to minimize disruptions and utilize pricing and other countermeasures to offset the aforementioned dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including the potential impact of the Pillar Two initiative.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the second quarter as compared to the comparable period of 2023:
Components of Sales Growth

	% Change Three Months Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six Months Ended June 28, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	1.7%	3.0%
Core (Non-GAAP)	—%	1.2%
Acquisitions and divestitures (Non-GAAP)	2.7%	2.6%
Currency exchange rates (Non-GAAP)	(1.0)%	(0.8)%
Operating Profit Margins
Operating profit margin was 19.4% for the second quarter, yielding an increase of 30 basis points as compared to 19.1% in the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, volume gains in IOS and AHS, and gains from productivity measures, partially offset by a volume decline in certain businesses and end markets within our PT segment, higher employee compensation, customer acquisition and marketing costs, as well as unfavorable changes in foreign currency exchange rates — favorable 65 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 25 basis points
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in the second quarter of 2024 — unfavorable 15 basis points

•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 115 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 70 basis points
Operating profit margin was 19.6% for the year-to-date period ended June 28, 2024, an increase of 180 basis points as compared to 17.8% in the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year fluctuations were consistent with those in the second quarter. Namely price from existing businesses, volume gains in IOS and AHS, and gains from productivity measures, partially offset by volume decline in certain businesses and end markets within our PT segment, higher employee compensation, customer acquisition and marketing costs, as well as unfavorable foreign exchange rates — favorable 85 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 25 basis points
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in the year-to-date period — unfavorable 95 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — unfavorable 135 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 95 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the PT segment in the first quarter of 2024 — favorable 205 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Intelligent Operating Solutions	$677.0	$653.1	$1,342.7	$1,285.2
Precision Technologies	551.8	560.3	1,110.8	1,101.4
Advanced Healthcare Solutions	323.6	313.0	623.4	600.5
Total	$1,552.4	$1,526.4	$3,076.9	$2,987.1
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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$677.0	$653.1	$1,342.7	$1,285.2
Operating profit	173.2	161.7	337.3	295.2
Depreciation	9.9	8.5	19.6	16.9
Amortization	47.2	46.1	94.8	92.1
Operating profit as a % of sales	25.6%	24.8%	25.1%	23.0%
Depreciation as a % of sales	1.5%	1.3%	1.5%	1.3%
Amortization as a % of sales	7.0%	7.1%	7.1%	7.2%

Components of Sales Growth

	% Change Three Months Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six Months Ended June 28, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	3.7%	4.5%
Core (Non-GAAP)	3.1%	3.9%
Acquisitions and divestiture (Non-GAAP)	1.2%	1.2%
Currency exchange rates (Non-GAAP)	(0.6)%	(0.6)%
The sales results for both the second quarter and year-to-date period were driven primarily by growth in our existing businesses due to price increases and increased volume in our test and measurement instrumentation and gas detection products, as well as software and service offerings in both EHS and facility and asset lifecycle applications.
Geographically, core revenue in developed markets increased in the second quarter by low single-digits, driven by a mid-single-digit growth in North America and a low single-digit growth in Western Europe. Core revenue in high growth markets was low single-digits, driven by mid-teens growth in Latin America, partially offset by a mid-single-digit decline in China.
Geographically, on a year-to-date basis, sales from existing businesses in developed markets increased by low single-digits, driven by low single-digit growth in North America and mid-single-digit growth in Western Europe. Sales from existing businesses in high growth markets increased year-over-year in the year-to-date period by mid-single-digits, driven by mid-single-digit growth in Asia, where China contributed a low single-digit growth, and mid-teens growth in Latin America.
Year-over-year price increases in our IOS segment contributed 2.4% and 2.6% to sales growth during the second quarter and year-to-date period, respectively, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 80 basis points during the second quarter as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and sales volumes from existing businesses, offset by higher employee compensation and customer acquisition and marketing costs, as well as unfavorable changes in foreign currency exchange rates — relatively flat
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 65 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the second quarter of 2024 — unfavorable 25 basis points
•The year-over-year net effect of acquired business, including amortization — unfavorable 30 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 70 basis points
Operating profit margin increased 210 basis points during the year-to-date period, as compared to the comparable period of 2023. Year-over-year changes in operating profit margin comparisons were comprised of the following:
•Year-over-year increases in price and sales volume from existing businesses and gains from productivity measures, partially offset by higher employee compensation and customer acquisition and marketing costs, as well as unfavorable changes in foreign currency exchange rates — favorable 85 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 50 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the year-to-date period — unfavorable 15 basis points
•The year-over-year net effect of acquired business, including amortization, and acquisition-related fair value adjustments — unfavorable 35 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 125 basis points

PRECISION TECHNOLOGIES
Our PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement and sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries.
Precision Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$551.8	$560.3	$1,110.8	$1,101.4
Operating profit	115.3	136.8	264.4	260.4
Depreciation	7.9	6.8	16.2	13.0
Amortization	20.9	0.4	42.0	1.5
Operating profit as a % of sales	20.9%	24.4%	23.8%	23.6%
Depreciation as a % of sales	1.4%	1.2%	1.5%	1.2%
Amortization as a % of sales	3.8%	0.1%	3.8%	0.1%
Components of Sales Growth

	% Change Three Months Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six Months Ended June 28, 2024 vs. Comparable 2023 period
Total revenue growth (GAAP)	(1.5)%	0.9%
Core (Non-GAAP)	(6.6)%	(4.1)%
Acquisitions and divestiture (Non-GAAP)	6.0%	5.8%
Currency exchange rates (Non-GAAP)	(0.9)%	(0.8)%
The sales results for both the second quarter and year-to-date periods were impacted by price increases across the segment and volume increases in energetic materials, which were offset by volume reductions in test and measurement and sensing technology products. The acquisition of EA, partially offset by the Invetech Divestiture, contributed 6.0% and 5.8% to revenue growth during the second quarter and year-to-date period, respectively.
Geographically, core revenue in developed markets decreased by mid-single-digits in the second quarter, driven by a mid-single-digit decline in North America, a mid-teens decline in Western Europe, and a mid-single-digit growth in Japan. Core revenue in high growth markets decreased by high single-digits in the second quarter, driven by a high single-digit decline in Asia where China decreased by high single-digits.
Geographically, on a year-to-date basis, sales from existing businesses in developed markets decreased by mid-single-digits, driven by a low single-digit decline in North America, a high single-digit decline in Western Europe, and a low double-digit decline in Japan. Sales from existing businesses in high growth markets decreased year-over-year in the year-to-date period by mid-single-digits, driven by low double-digits decline in China.
Year-over-year price increases in our PT segment contributed 2.3% and 1.8% to sales growth for the second quarter and year-to-date period, respectively, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin decreased 350 basis points for the second quarter as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures, offset by net volume reductions in the segment and unfavorable changes in foreign currency exchange rates — unfavorable 100 basis points
•The year-over-year effect of amortization from existing businesses — unfavorable 10 basis points

•The year-over-year net effect of acquisition and divestiture-related transaction costs, which were incurred in the second quarter of 2024, primarily related to the EA acquisition — unfavorable 10 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 270 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 40 basis points
Operating profit margin increased 20 basis points during the year-to-date period as compared to the comparable period of 2023. Year-over-year changes in operating profit margins were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures, offset by net volume reduction in the segment, higher employee compensation costs, and unfavorable changes in foreign currency exchange rates — unfavorable 15 basis points
•The year-over-year effect of amortization from existing businesses — flat
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in the year-to-date period primarily related to the EA acquisition — unfavorable 250 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 335 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 50 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the first quarter of 2024 — favorable 570 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$323.6	$313.0	$623.4	$600.5
Operating profit	40.2	25.4	67.7	40.8
Depreciation	5.1	5.2	10.2	10.1
Amortization	45.3	45.3	90.3	90.6
Operating profit as a % of sales	12.4%	8.1%	10.9%	6.8%
Depreciation as a % of sales	1.6%	1.7%	1.6%	1.7%
Amortization as a % of sales	14.0%	14.5%	14.5%	15.1%

Components of Sales Growth

	% Change Three Months Ended June 28, 2024 vs. Comparable 2023 period	% Change Six Months Ended June 28, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	3.4%	3.8%
Core (Non-GAAP)	5.0%	5.3%
Currency exchange rates (Non-GAAP)	(1.6)%	(1.5)%
The sales results for both the second quarter and year-to-date period were driven by growth in our existing businesses due to price increases across the segment and volume increases in our sterilization products.
Geographically, core revenue in developed markets increased low single-digits in the second quarter, driven by a low single-digit growth in North America and a low double-digit growth in Western Europe. In high growth markets, core revenue increased by low double-digits in the second quarter, driven by mid-thirties growth in Latin America, while China was essentially flat.
Geographically, on a year-to-date basis, sales from existing businesses in developed markets increased by mid-single-digits, driven by a low single-digit growth in North America, high single-digit growth in Western Europe, and high single-digit growth in Japan. Sales from existing businesses in high growth markets increased by low double-digits, driven by high twenties growth in Latin America and mid-single-digit growth in China.
Year-over-year price increases in our AHS segment contributed 3.5% and 3.2% to sales growth during the second quarter and year-to-date period, respectively, and is reflected as a component of the change in sales from existing businesses.
Operating profit margin increased 430 basis points during the second quarter, as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price and volume from existing businesses and gains from productivity measures, partially offset by higher employee compensation costs — favorable 260 basis points
•The year-over-year effect of amortization from existing businesses — favorable 50 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 120 basis points
Operating profit margin increased 410 basis points during the year-to-date period as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price and volume from existing businesses and gains from productivity measures, partially offset by higher employee compensation and customer acquisition and marketing costs — favorable 235 basis points
•The year-over-year effect of amortization from existing businesses — favorable 60 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 115 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,552.4	$1,526.4	$3,076.9	$2,987.1
Cost of sales	(624.1)	(621.0)	(1,244.4)	(1,233.5)
Gross profit	$928.3	$905.4	$1,832.5	$1,753.6
Gross profit margin	59.8%	59.3%	59.6%	58.7%
The year-over-year increase in gross profit during the second quarter and year-to-date period was due to contributions from our acquired businesses, price increases from existing businesses, increased volume with IOS and AHS, productivity measures and FBS initiatives. The volume decline in our PT segment, higher employee compensation costs, and unfavorable changes in foreign currency exchange rates partially offset the year-over-year increase.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,552.4	$1,526.4	$3,076.9	$2,987.1
Selling, general and administrative (“SG&A”)	525.4	514.0	1,086.4	1,021.7
Research and development (“R&D”)	101.1	100.1	205.2	200.2
SG&A as a % of sales	33.8%	33.7%	35.3%	34.2%
R&D as a % of sales	6.5%	6.6%	6.7%	6.7%
The year-over-year increase in SG&A during the second quarter and year-to-date period was due to higher intangible amortization, incremental operating costs and transaction expenses from our recent acquisitions, employee compensation costs, and customer acquisition and marketing costs, partially offset by productivity measures.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the second quarter and year-to-date period, as compared to the comparable period of 2023 due to the incremental costs from our recent acquisitions and ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense for the second quarter and year-to-date period was $38.7 million and $82.7 million as compared to $33.1 million and $65.2 million in the comparable periods in 2023. The year-over-year increase in net interest expense was due to higher overall debt balances and higher interest rates incurred on floating rate debt instruments. For discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Loss from divestiture
During the second quarter and year-to-date period, we recognized a net realized loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 1 to the consolidated condensed financial statements.
Other non-operating expense, net
Other non-operating expense for the second quarter and year-to-date period was $8.8 million and $33.0 million, respectively, as compared to $7.8 million and $10.3 million, respectively, in the comparable period in 2023. The year-over-year increase during the year-to-date period was primarily due to a charitable contribution made in the first quarter of 2024. For further discussion of this transaction, refer to Note 1 to the consolidated condensed financial statements.
INCOME TAXES
Our effective tax rates for the three and six-month periods ended June 28, 2024 were 14.7% and 13.0%, respectively, as compared to 16.5% and 16.1%, respectively, for the three and six-month periods ended June 30, 2023. The decrease in the effective tax rate for the three-month period ended June 28, 2024 as compared to the three-month period ended June 30, 2023 was primarily related to change in valuation allowances, resulting in a benefit in the three-month period ended June 28, 2024. The decrease in the effective tax rate for the six-month period ended June 28, 2024 as compared to the six-month period ended June 30, 2023 was primarily related to cash repatriation, resulting in a discrete tax credit, and changes in valuation allowances in the six-month period ended June 28, 2024.
Our effective tax rates for the three and six-month periods ended June 28 2024, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law and changes in our uncertain tax position reserves.

The OECD has published the framework for a “Pillar Two” global minimum corporate income tax rate of fifteen percent (15%). For the current year, portions of Pillar Two are effective in certain countries where the Company conducts business, and the impact has been included within the provision for income taxes. The Company continues to monitor for further corporate tax legislative developments and changes to the Pillar Two framework.

COMPREHENSIVE INCOME
Comprehensive income decreased by $27 million during the second quarter as compared to the comparable period in 2023 due to a decrease in net income and unfavorable changes in foreign currency translation adjustments of $14 million.
Comprehensive income decreased by $83 million during the year-to-date period as compared to the comparable period in 2023 due primarily to unfavorable changes in foreign currency translation adjustments of $104 million, offsetting the increase in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 28, 2024, no borrowings were outstanding under the Revolving Credit Facility.
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
On June 7, 2023, we filed with the SEC an “automatic shelf” registration statement (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may from time to time sell shares of common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units, warrants and subscription rights in one or more offerings. For example, in February 2024, we completed our offering of €500 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2026 (the “2026 Notes”) and €700 million aggregate principal amount of our 3.7% Euro-denominated senior unsecured notes due 2029 (the “2029 Notes”) under the Shelf Registration Statement.
We continue to monitor the financial markets, the stability of U.S. and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources are impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$565.6	$495.4

Cash paid for acquisitions, net of cash received	$(1,721.8)	$—
Payments for additions to property, plant and equipment	(55.6)	(45.8)
Proceeds from sale of property	10.8	4.9
Cash infusion into divestiture	(14.0)	—
All other investing activities	(1.6)	—
Net cash used in investing activities	$(1,782.2)	$(40.9)

Net proceeds from (repayments of) commercial paper borrowings	$(571.5)	$(268.6)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,733.5	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	—
Repurchase of common shares	(152.9)	(129.1)
Payment of dividends	(56.1)	(49.3)
All other financing activities	31.9	5.6
Net cash used in financing activities	$(15.1)	$(441.4)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $566 million during the year-to-date period, representing an increase of $70 million, or 14.2%, as compared to the comparable period of 2023. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increases of $27 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Gain on sale of property, and Loss from divestiture).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable generated $43 million of cash during the year-to-date period as compared to using $38 million in the comparable period of 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses, and other liabilities used $169 million of cash in the year-to-date period as compared to using $131 million of cash in the comparable period of 2023. The year-over-year changes were driven by timing differences related to tax and interest payments, employee compensation and benefits, and restructuring activities in the prior year.
Investing Activities
Cash outflows from investing activities increased by $1.74 billion during the year-to-date period, as compared to the comparable period of 2023 with the increase primarily due to cash used for acquisitions, net of cash acquired, totaling $1.72 billion and a year-over-year increase in capital expenditures of approximately $10 million, and the cash infusion into the Invetech Divestiture entity totaling $14 million, partially offset by the year-over-year increase in proceeds from sale of property of approximately $6 million.
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
In the year-to-date period, financing activities used cash of $15 million, reflecting the following transactions:
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
•We repaid $572 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program.
•We repurchased 2 million shares of our common stock for approximately $153 million under our share repurchase program.
•We made dividend payments to common shareholders totaling $56 million.
In the comparable 2023 period, financing activities used cash of $441 million, reflecting the following transaction:
•We repaid $269 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program.
•We repurchased 2 million shares of our common stock for approximately $129 million under our share repurchase program.
•We made dividend payments to common shareholders totaling $49 million.
Refer to Note 5 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of June 28, 2024, we held approximately $644 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 95% was held outside of the United States.
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
As of June 28, 2024, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six-month periods ended June 28, 2024 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, except as noted below.
Acquisitions
Our business acquisitions, including EA, typically result in the recognition of goodwill, customer relationships, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair value of acquired intangible assets are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by us. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted cash flows of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates, customer attrition rates, and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and calculations of the fair value of acquired intangible assets in connection with material acquisitions. In connection with the EA acquisition in the first quarter of 2024, we recorded approximately $1.17 billion of goodwill and approximately $681 million of intangible assets. Refer to Note 2 for additional information of the EA acquisition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2023 Annual Report on Form 10-K. There were no material changes during the three and six-month periods ended June 28, 2024 to the information reported in our 2023 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the second quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2023 Annual Report on Form 10-K. There were no material changes during the quarter ended June 28, 2024 to the risk factors reported in the “Risk Factors” section of our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares, with 18 million shares remaining authorized under the share repurchase program as of June 28, 2024. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company’s management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the fiscal quarter ended June 28, 2024, the Company purchased 2 million shares of its common stock at an average share price of $76.43.
The following table provides details about our share repurchases during the fiscal quarter ended June 28, 2024.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 30 - April 29	—	$—	N/A	N/A
April 30 - May 29	2,000,000	76.43	2,000,000	18,000,000
May 30 - June 28	—	—	N/A	N/A
Total	2,000,000	$76.43	2,000,000	18,000,000

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the second quarter ended June 28, 2024, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Fortive Corporation.

3.2
Amended and Restated Bylaws of Fortive Corporation (incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K, filed on November 8, 2022. Commission File No. 1-37654).

10.1	Form of Fortive Corporation Non-Employee Director Restricted Stock Unit Agreement*.

10.2	Form of Fortive Corporation Non-Employee Director Deferred Compensation Restricted Stock Unit Agreement*.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in Inline XBRL and contained in Exhibit 101
*     Indicates management contract or compensatory plan, contract or arrangement
(1)     Exhibit 101 to this report includes the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 28, 2024 and December 31, 2023, (ii) Consolidated Condensed Statements of Earnings for the three and six-month periods ended June 28, 2024 and June 30, 2023, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six-month periods ended June 28, 2024 and June 30, 2023, (iv) Consolidated Condensed Statement of Changes in Equity for the three and six-month periods ended June 28, 2024 and June 30, 2023, (v) Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 28, 2024 and June 30, 2023, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 24, 2024	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: July 24, 2024	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer