Form 10-Q
period 2024-09-27
Fortive Corp
filed 2024-10-30
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 25, 2024 was 346,949,274.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	September 27, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$811.3	$1,888.8
Accounts receivable less allowance for doubtful accounts of $29.4 and $39.2, respectively	912.2	960.8
Inventories:
Finished goods	225.6	214.1
Work in process	111.8	108.9
Raw materials	226.5	213.9
Inventories	563.9	536.9
Prepaid expenses and other current assets	347.8	285.1
Total current assets	2,635.2	3,671.6

Property, plant and equipment, net of accumulated depreciation of $816.6 and $809.0, respectively	425.1	439.8
Other assets	561.0	518.9
Goodwill	10,322.3	9,121.7
Other intangible assets, net	3,510.0	3,159.8
Total assets	$17,453.6	$16,911.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$408.1	$—
Trade accounts payable	623.8	608.6
Accrued expenses and other current liabilities	1,068.9	1,182.7
Total current liabilities	2,100.8	1,791.3

Other long-term liabilities	1,339.5	1,149.0
Long-term debt	3,451.8	3,646.2
Commitments and Contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 2,000.0 shares authorized; 366.1 and 363.7 issued; 346.9 and 350.7 outstanding, respectively	3.7	3.6
Additional paid-in capital	3,982.1	3,851.3
Treasury shares, at cost	(1,142.8)	(715.8)
Retained earnings	8,046.1	7,505.9
Accumulated other comprehensive loss	(334.2)	(326.1)
Total Fortive stockholders’ equity	10,554.9	10,318.9
Noncontrolling interests	6.6	6.4
Total stockholders’ equity	10,561.5	10,325.3
Total liabilities and equity	$17,453.6	$16,911.8

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales of products and software	$1,293.4	$1,258.9	$3,902.2	$3,786.3
Sales of services	241.2	235.6	709.3	695.3
Total sales	1,534.6	1,494.5	4,611.5	4,481.6

Cost of product and software sales	(484.7)	(479.0)	(1,476.9)	(1,464.2)
Cost of service sales	(128.6)	(122.5)	(380.8)	(370.8)
Total cost of sales	(613.3)	(601.5)	(1,857.7)	(1,835.0)

Gross profit	921.3	893.0	2,753.8	2,646.6
Operating costs:
Selling, general and administrative expenses	(524.1)	(503.5)	(1,610.5)	(1,525.2)
Research and development expenses	(101.7)	(98.4)	(306.9)	(298.6)
Gain on sale of property	—	—	63.1	—
Operating profit	295.5	291.1	899.5	822.8
Non-operating income (expense), net:
Interest expense, net	(37.0)	(29.8)	(119.7)	(95.0)
Loss from divestiture	—	—	(25.6)	—
Other non-operating expense, net	(26.3)	(4.2)	(59.3)	(14.5)
Earnings before income taxes	232.2	257.1	694.9	713.3
Income taxes	(10.6)	(39.1)	(70.8)	(112.7)
Net earnings	$221.6	$218.0	$624.1	$600.6

Net earnings per share:
Basic	$0.63	$0.62	$1.78	$1.70
Diluted	$0.63	$0.61	$1.76	$1.69
Average common stock and common equivalent shares outstanding:
Basic	349.2	352.1	350.7	352.9
Diluted	352.3	356.1	354.4	356.0

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net earnings	$221.6	$218.0	$624.1	$600.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	89.3	(46.0)	(8.3)	(40.0)
Pension adjustments	0.1	0.1	0.2	(0.1)
Total other comprehensive income (loss), net of income taxes	89.4	(45.9)	(8.1)	(40.1)
Comprehensive income	$311.0	$172.1	$616.0	$560.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	207.4	—	—
Dividends to common shareholders	—	—	—	—	(28.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(76.4)	—
Common stock-based award activity	1.5	0.1	73.2	—	—	—	—
Shares withheld for taxes	(0.2)	—	(18.4)	—	—	—	—
Balance, March 29, 2024	352.0	$3.7	$3,906.1	$(715.8)	$7,685.2	$(402.5)	$6.4
Net earnings for the period	—	—	—	—	195.1	—	—
Dividends to common shareholders	—	—	—	—	(28.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(21.1)	—
Common stock-based award activity	0.3	—	35.0	—	—	—	—
Common stock repurchases	(2.0)	—	—	(154.6)	—	—	—
Shares withheld for taxes	—	—	(3.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, June 28, 2024	350.3	$3.7	$3,937.3	$(870.4)	$7,852.3	$(423.6)	$6.5
Net earnings for the period	—	—	—	—	221.6	$—	$—
Dividends to common shareholders	—	—	—	—	(27.8)	—	—
Other comprehensive income (loss)	—	—	—	—	—	89.4	—
Common stock-based award activity	0.5	—	49.1	—	—	—	—
Common stock repurchases	(3.8)	—	—	(272.4)	—	—	—
Shares withheld for taxes	(0.1)	—	(4.3)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, September 27, 2024	346.9	$3.7	$3,982.1	$(1,142.8)	$8,046.1	$(334.2)	$6.6

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	173.6	—	—
Dividends to common shareholders	—	—	—	—	(24.7)	—	—
Other comprehensive income (loss)	—	—	—	—	—	13.4	—
Common stock-based award activity	0.8	—	36.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(12.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, March 31, 2023	353.5	$3.6	$3,730.5	$(442.9)	$6,891.0	$(312.3)	$5.8
Net earnings for the period	—	—	—	—	209.0	—	—
Dividends to common shareholders	—	—	—	—	(24.6)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(7.6)	—
Common stock-based award activity	0.5	—	52.3	—	—	—	—
Common stock repurchases	(2.0)	—	—	(129.1)	—	—	—
Shares withheld for taxes	(0.1)	—	(4.1)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 30, 2023	351.9	$3.6	$3,778.7	$(572.0)	$7,075.4	$(319.9)	$6.0
Net earnings for the period	—	—	—	—	218.0	—	—
Dividends to common shareholders	—	—	—	—	(24.6)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(45.9)	—
Common stock-based award activity	0.7	—	54.8	—	—	—	—
Common stock repurchases	(1.0)	—	—	(78.8)	—	—	—
Shares withheld for taxes	(0.2)	—	(11.5)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.2)
Balance, September 29, 2023	351.4	$3.6	$3,822.0	$(650.8)	$7,268.8	$(365.8)	$5.8
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net earnings	$624.1	$600.6
Noncash items:
Amortization	340.4	277.2
Depreciation	68.7	63.9
Stock-based compensation	81.0	85.2
Gain on sale of property	(63.1)	—
Loss from divestiture	25.6	—
Loss from equity investments	39.4	12.9
Change in trade accounts receivable, net	64.6	25.0
Change in inventories	4.3	(21.7)
Change in trade accounts payable	10.6	(45.7)
Change in prepaid expenses and other assets	(57.0)	(45.8)
Change in accrued expenses and other liabilities	(114.0)	(44.8)
Net cash provided by operating activities	1,024.6	906.8

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(1,721.8)	(57.7)
Payments for additions to property, plant and equipment	(83.4)	(73.7)
Proceeds from sale of property	21.0	7.2
Cash infusion into divestiture	(14.0)	—
All other investing activities	(1.6)	—
Net cash used in investing activities	(1,799.8)	(124.2)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(571.2)	(252.6)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,733.5	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(250.0)
Repurchase of common shares	(423.0)	(207.9)
Payment of dividends	(83.9)	(73.9)
All other financing activities	47.9	18.1
Net cash used in financing activities	(296.7)	(766.3)

Effect of exchange rate changes on cash and equivalents	(5.6)	(11.4)
Net change in cash and equivalents	(1,077.5)	4.9
Beginning balance of cash and equivalents	1,888.8	709.2
Ending balance of cash and equivalents	$811.3	$714.1
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
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 27, 2024, are not necessarily indicative of the results for the full year. Reclassification of certain prior year amounts in the Consolidated Condensed Statements of Cash Flows have been made to conform to current year presentation.
Pending Separation Into Two Independent, Publicly Traded Companies
On September 4, 2024, we announced our intention to separate into two independent, publicly traded companies (the “Separation”). The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity, safety, and reliability value to customers, and (ii) a global industrial company (“NewCo”) consisting of our brands currently operating under the PT segment with a focus on powerful secular growth trends by leveraging mission critical technologies in test and measurement, specialty sensors, and aerospace and defense subsystems. The Separation is expected to be structured in a tax-free manner for Fortive shareholders. The Company is targeting to complete the Separation by the fourth quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of NewCo are included in the consolidated results of the Company in the accompanying consolidated condensed financial statements.
Segment Realignment and Divestiture
In January 2024, we realigned Invetech from the AHS segment to the PT segment (the “Segment Realignment”) based on our strategic decision to divest the equipment design and manufacturing businesses of Invetech, while retaining the motion solution businesses (the “Motion Solution Business”) that are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts in Note 3, 6, and 11 have been recast to conform to the revised segment presentation. In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result of the divestiture, in the nine-month period ended September 27, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Condensed Statements of Earnings. The divested businesses accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of September 27, 2024, our outstanding €500 million Euro-denominated senior unsecured notes due

2026, €700 million Euro-denominated senior unsecured notes due 2029, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan were designated as net investment hedges of our investment in applicable foreign operations.
We recognized after-tax foreign currency transaction losses of $59.7 million and gains of $9.6 million during the three-month periods ended September 27, 2024 and September 29, 2023, respectively, and losses of $38.3 million and gains of $13.0 million during the nine-month periods ended September 27, 2024 and September 29, 2023, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and nine-month periods ended September 27, 2024 and September 29, 2023.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended September 27, 2024:
Balance, June 28, 2024	$(389.3)	$(34.3)		$(423.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	89.3	—		89.3
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(b)	0.1
Income tax impact	—	—		—
Amounts reclassified from AOCI into income, net of income taxes	—	0.1		0.1
Net current period other comprehensive income (loss), net of income taxes	89.3	0.1		89.4
Balance, September 27, 2024	$(300.0)	$(34.2)		$(334.2)

For the Three Months Ended September 29, 2023:
Balance, June 30, 2023	$(295.4)	$(24.5)		$(319.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(46.0)	(0.4)		(46.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.6	(b)	0.6
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(46.0)	0.1		(45.9)
Balance, September 29, 2023	$(341.4)	$(24.4)		$(365.8)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 11 in our 2023 Annual Report on Form 10-K for additional details).

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Nine Months Ended September 27, 2024:
Balance, December 31, 2023	$(291.7)		$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(15.3)		—		(15.3)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	(b)	0.3	(c)	7.3
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		0.2		7.2
Net current period other comprehensive income (loss)	(8.3)		0.2		(8.1)
Balance, September 27, 2024	$(300.0)		$(34.2)		$(334.2)

For the Nine Months Ended September 29, 2023:
Balance, December 31, 2022	$(301.4)		$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(40.0)		(0.4)		(40.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—		0.2	(c)	0.2
Income tax impact	—		0.1		0.1
Amounts reclassified from AOCI into income, net of income taxes	—		0.3		0.3
Net current period other comprehensive income (loss)	(40.0)		(0.1)		(40.1)
Balance, September 29, 2023	$(341.4)		$(24.4)		$(365.8)

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
Allowances for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and nine-month periods ending September 27, 2024 and September 29, 2023, the activity was immaterial.
Property Sale
On March 14, 2024, we sold land and certain office buildings in our PT segment for $90 million, for which we received $20 million in cash proceeds and a $70 million promissory note secured by a letter of credit. We received $10 million of principal in August and the remaining is due in November 2024. The promissory note is recorded within Prepaid expenses and other current assets. During the nine-month period ended September 27, 2024, we recorded a gain on sale of property of $63.1 million in the Consolidated Condensed Statements of Earnings.
Concurrently, using a portion of the proceeds from the property sale, we entered into an arm’s length transaction with the Fortive Foundation (the “Foundation”), pledging a charitable contribution of $20 million, which had no donor imposed conditions or restrictions. The Foundation, a not-for-profit entity established to expand our philanthropic efforts, is a related party due to certain Fortive executives serving as members of the entity’s board of directors. The charitable contribution is recorded within the “Other non-operating expense, net” line in the Consolidated Condensed Statements of Earnings. In the third quarter of 2024, $20 million of the promissory note due in November 2024 was reassigned to the Foundation.

Restructuring
We initiated a discrete restructuring plan in the first quarter of 2023 that was completed during the fourth quarter of 2023. The nature of these activities were broadly consistent throughout our segments and consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. During the three and nine-month periods ended September 29, 2023, we incurred charges of $0.9 million and $29.2 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Condensed Statements of Earnings. Accrued restructuring costs were immaterial as of September 27, 2024 and were $26 million as of December 31, 2023, and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
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
The purchase price allocations for the acquisition in 2024 and the fourth quarter of 2023 are provisional and subject to further adjustments as we finalize the measurement of the acquired tangible and intangible assets and liabilities, as well as the associated income tax considerations. The preliminary fair value of the net assets acquired was based on estimates and assumptions. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest and amortization (“EBITDA”), revenue growth rates, royalty rates and attrition rates. As additional information necessary to complete the valuation is obtained and analyzed, we will make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required and as soon as practicable.
During the three and nine-month periods ended September 27, 2024, immaterial adjustments were made to the purchase price allocation of prior year acquisitions.
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

For the three and nine-month periods ended September 27, 2024, we incurred approximately $1.9 million and $29.3 million, respectively, of pretax transaction-related costs related to the EA acquisition, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings.
The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed as of September 27, 2024 ($ in millions):

Total
Accounts receivable	$19.6
Inventories	35.6
Property, plant and equipment	19.7
Goodwill	1,172.6
Other intangible assets (customer relationships, technology, and trade names)	681.2
Deferred tax liabilities	(189.1)
Other assets and liabilities, net	(21.4)
Net cash consideration	$1,718.2
2023
During 2023, we made four acquisitions (“the 2023 acquisitions”) in our IOS segment for an aggregate cash consideration of $101.4 million, which includes an immaterial deferred payment, net of acquired cash. The 2023 acquisitions are intended to accelerate our strategy and strengthen our product portfolio, providing world-class solutions to our customers. We recorded approximately $57.3 million of goodwill related to the acquisitions, which is not tax deductible, as well as $43.2 million of intangible assets, primarily consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial.
NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2023	$4,148.9	$1,856.5	$3,116.3	$9,121.7
Measurement period adjustments for prior year acquisitions	0.6	—	—	0.6
Attributable to acquisitions	—	1,172.6	—	1,172.6
Foreign currency translation and other	10.9	19.5	(3.0)	27.4
Balance, September 27, 2024	$4,160.4	$3,048.6	$3,113.3	$10,322.3

Due to the Segment Realignment, the beginning goodwill balances for PT and AHS have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment. Refer to Note 2 for more information related to goodwill attributable to acquisitions.

The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	September 27, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,286.1	$(788.4)	$1,139.6	$(687.1)
Customer relationships and other intangibles	4,055.9	(1,799.9)	3,568.0	(1,573.2)
Trademarks and trade names	176.8	(31.1)	117.7	(19.8)
Total finite-lived intangibles	5,518.8	(2,619.4)	4,825.3	(2,280.1)
Indefinite-lived intangibles:
Trademarks and trade names	610.6	—	614.6	—
Total intangibles	$6,129.4	$(2,619.4)	$5,439.9	$(2,280.1)
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives.
During the nine-month period ended September 27, 2024, we acquired finite-lived intangible assets, consisting of customer relationships, developed technology, and trade names, with a weighted average life of approximatelynine years as a result of the EA acquisition. Refer to Note 2 for additional information on the intangible assets acquired.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2024
Deferred compensation liabilities	$—	$46.8	$—	$46.8
December 31, 2023
Deferred compensation liabilities	—	39.9	—	39.9
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

Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and nine-month periods ended September 27, 2024, and recorded no material impairments.
During the three-month periods ended September 27, 2024 and September 29, 2023, we recorded a loss from equity investments of $26.1 million and $3.8 million, respectively. During the nine-month periods ended September 27, 2024 and September 29, 2023, we recorded a loss from equity investments of $39.4 million and $12.9 million, respectively. The loss was recorded within Other non-operating expense, net in our Consolidated Condensed Statement of Earnings.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 27, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$408.1	$408.3	$—	$—
Long-term debt, net of current maturities	3,451.8	3,407.3	3,646.2	3,539.4
As of September 27, 2024 and December 31, 2023, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING
The components of our debt were as follows ($ in millions):

	September 27, 2024	December 31, 2023
U.S. dollar-denominated commercial paper	$675.0	$1,251.2
3.7% Euro-denominated senior unsecured notes due 2026	558.1	—
3.7% Euro-denominated senior unsecured notes due 2029	781.3	—
Euro Term Loan due 2025	307.0	303.6
Yen Term Loan due 2025	101.3	102.1
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Delayed-Draw Term Loan due 2024	—	550.0
Long-term debt, principal amounts	3,872.7	3,656.9
Less: aggregate unamortized debt discounts, premiums, and issuance costs	12.8	10.7
Long-term debt, carrying value	3,859.9	3,646.2
Less: current portion of long-term debt, carrying value	408.1	—
Long-term debt, net of current maturities	$3,451.8	$3,646.2
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
The 2026 Notes and 2029 Notes contain customary covenants. None of these covenants are considered restrictive to our operations and as of September 27, 2024, we were in compliance with all of our covenants.
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

The details of our outstanding Commercial Paper Programs as of September 27, 2024 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$673.6	5.28%	30
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 27, 2024, no borrowings were outstanding under the Revolving Credit Facility.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $121 million as of September 27, 2024 and $108 million as of December 31, 2023. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of September 27, 2024 and December 31, 2023, we had $59 million and $51 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	September 27, 2024	December 31, 2023
Deferred revenue - current	$510.8	$544.6
Deferred revenue - noncurrent	48.7	45.8
Total contract liabilities	$559.5	$590.4
During the three and nine-month periods ended September 27, 2024, we recognized revenue related to our contract liabilities at December 31, 2023 of $91 million and $408 million, respectively. The change in our contract liabilities from December 31, 2023 to September 27, 2024 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

September 27, 2024
Intelligent Operating Solutions	$593.5
Precision Technologies	59.7
Advanced Healthcare Solutions	75.3
Total remaining performance obligations	$728.5
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
Disaggregation of revenue for the three-month period ended September 27, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,293.4	$549.4	$490.6	$253.4
Sales of services	241.2	111.8	60.3	69.1
Total	$1,534.6	$661.2	$550.9	$322.5

Geographic:
United States	$841.9	$375.0	$282.8	$184.1
China	153.8	50.7	76.1	27.0
All other (each country individually less than 5% of total sales)	538.9	235.5	192.0	111.4
Total	$1,534.6	$661.2	$550.9	$322.5

End markets:(a)
Direct sales:
Healthcare	$363.2	$10.3	$48.0	$304.9
Industrial & Manufacturing	321.4	227.2	89.9	4.3
Government	163.4	80.7	72.6	10.1
Utilities & Power	108.3	48.6	59.7	—
Communications, Electronics & Semiconductor	82.9	27.9	55.0	—
Aerospace & Defense	76.9	0.1	76.8	—
Retail & Consumer	87.5	69.7	17.8	—
Oil & Gas	70.9	68.1	2.8	—
Other	170.0	91.6	78.4	—
Total direct sales	1,444.5	624.2	501.0	319.3
Distributors	90.1	37.0	49.9	3.2
Total	$1,534.6	$661.2	$550.9	$322.5

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the three-month period ended September 29, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,258.9	$538.4	$491.7	$228.8
Sales of services	235.6	105.9	60.8	68.9
Total	$1,494.5	$644.3	$552.5	$297.7

Geographic:
United States	$833.7	$366.1	$304.6	$163.0
China	162.1	52.5	82.6	27.0
All other (each country individually less than 5% of total sales)	498.7	225.7	165.3	107.7
Total	$1,494.5	$644.3	$552.5	$297.7

End markets:(a)
Direct sales:
Healthcare	$353.3	$10.9	$56.9	$285.5
Industrial & Manufacturing	340.1	226.3	109.9	3.9
Government	145.5	73.2	64.0	8.3
Utilities & Power	105.3	46.5	58.8	—
Communications, Electronics & Semiconductor	101.1	24.7	76.4	—
Aerospace & Defense	74.9	0.1	74.8	—
Retail & Consumer	82.4	64.8	17.6	—
Oil & Gas	70.6	68.3	2.3	—
Other	167.3	96.9	70.4	—
Total direct sales	1,440.5	611.7	531.1	297.7
Distributors	54.0	32.6	21.4	—
Total	$1,494.5	$644.3	$552.5	$297.7

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the nine-month period ended September 27, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,902.2	$1,679.6	$1,481.5	$741.1
Sales of services	709.3	324.3	180.2	204.8
Total	$4,611.5	$2,003.9	$1,661.7	$945.9

Geographic:
United States	$2,472.1	$1,105.3	$837.9	$528.9
China	495.2	171.0	245.6	78.6
All other (each country individually less than 5% of total sales)	1,644.2	727.6	578.2	338.4
Total	$4,611.5	$2,003.9	$1,661.7	$945.9

End markets:(a)
Direct sales:
Healthcare	$1,069.3	$32.7	$142.7	$893.9
Industrial & Manufacturing	1,001.4	705.4	282.5	13.5
Government	431.8	230.5	172.8	28.5
Utilities & Power	314.3	146.6	167.7	—
Communications, Electronics & Semiconductor	267.8	81.3	186.5	—
Aerospace & Defense	243.7	0.3	243.4	—
Retail & Consumer	244.9	196.9	48.0	—
Oil & Gas	215.7	206.9	8.8	—
Other	534.1	287.5	246.6	—
Total direct sales	4,323.0	1,888.1	1,499.0	935.9
Distributors	288.5	115.8	162.7	10.0
Total	$4,611.5	$2,003.9	$1,661.7	$945.9

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the nine-month period ended September 29, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,786.3	$1,622.2	$1,469.8	$694.3
Sales of services	695.3	307.3	184.1	203.9
Total	$4,481.6	$1,929.5	$1,653.9	$898.2

Geographic:
United States	$2,433.0	$1,068.2	$865.9	$498.9
China	522.4	176.0	269.0	77.4
All other (each country individually less than 5% of total sales)	1,526.2	685.3	519.0	321.9
Total	$4,481.6	$1,929.5	$1,653.9	$898.2

End markets:(a)
Direct sales:
Healthcare	$1,052.3	$33.4	$168.5	$850.4
Industrial & Manufacturing	1,051.1	687.2	351.2	12.7
Government	389.5	212.2	151.9	25.4
Utilities & Power	308.8	140.1	168.7	—
Communications, Electronics & Semiconductor	304.4	73.6	230.8	—
Aerospace & Defense	218.8	0.4	218.4	—
Retail & Consumer	249.7	189.2	60.5	—
Oil & Gas	212.5	201.8	10.7	—
Other	519.0	292.0	227.0	—
Total direct sales	4,306.1	1,829.9	1,587.7	888.5
Distributors	175.5	99.6	66.2	9.7
Total	$4,481.6	$1,929.5	$1,653.9	$898.2

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.
NOTE 7. INCOME TAXES
Our effective tax rates for the three and nine-month periods ended September 27, 2024 were 4.6% and 10.2%, respectively, as compared to 15.2% and 15.8%, respectively, for the three and nine-month periods ended September 29, 2023. The decrease in the effective tax rate for the three-month period ended September 27, 2024 as compared to the three-month period ended September 29, 2023 was primarily related to changes in applicable statutory tax rates, resulting in a benefit in the three-month period ended September 27, 2024. The decrease in the effective tax rate for the nine-month period ended September 27, 2024 as compared to the nine-month period ended September 29, 2023 was primarily related to cash repatriation resulting in a discrete tax credit, changes in applicable statutory tax rates, and changes in valuation allowances in the nine-month period ended September 27, 2024.
Our effective tax rates for the three and nine-month periods ended September 27, 2024, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 8. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of September 27,

2024, approximately 12 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 15 of our 2023 Annual Report on Form 10-K.
Stock-based Compensation
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Stock Awards:
Pretax compensation expense	$19.5	$20.6	$56.6	$58.6
Income tax benefit	(3.1)	(3.1)	(8.6)	(8.4)
Stock Award expense, net of income taxes	16.4	17.5	48.0	50.2
Stock options:
Pretax compensation expense	8.4	8.9	24.4	26.6
Income tax benefit	(1.3)	(1.3)	(3.6)	(3.8)
Stock option expense, net of income taxes	7.1	7.6	20.8	22.8
Total stock-based compensation:
Pretax compensation expense	27.9	29.5	81.0	85.2
Income tax benefit	(4.4)	(4.4)	(12.2)	(12.2)
Total stock-based compensation expense, net of income taxes	$23.5	$25.1	$68.8	$73.0
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of September 27, 2024. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$46.3
Stock options	120.2
Total unrecognized compensation cost	$166.5
NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 14 and Note 9, respectively, in our 2023 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three and nine-month periods ended September 27, 2024 and September 29, 2023, warranty related activity was immaterial.
Leases
Operating lease costs for the three-month periods ended September 27, 2024 and September 29, 2023 were $12 million and $13 million, respectively. Operating lease costs for both the nine-month periods ended September 27, 2024 and September 29, 2023 were $37 million. During both the nine-month periods ended September 27, 2024 and September 29, 2023, cash paid for operating leases included in operating cash flows was $36 million. Right-of-use (“ROU”) assets obtained in exchange for operating lease obligations were $30 million and $29 million during the nine-month periods ended September 27, 2024 and September 29, 2023, respectively. Operating lease ROU assets were $174 million and $155 million as of September 27, 2024 and December 31, 2023, respectively. Operating lease liabilities were $181 million and $164 million as of September 27, 2024 and December 31, 2023, respectively. Operating lease ROU assets and operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities, respectively.
NOTE 10. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and nine-month periods ended September 27, 2024 were 1.5 million and 1.2 million, respectively, and were 0.1 million and 0.5 million for the three and nine-month periods ended September 29, 2023.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator
Net earnings	$221.6	$218.0	$624.1	$600.6

Denominator
Weighted average common shares outstanding used in basic earnings per share	349.2	352.1	350.7	352.9
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.1	4.0	3.7	3.1
Weighted average common shares outstanding used in diluted earnings per share	352.3	356.1	354.4	356.0

Net earnings per common share - Basic	$0.63	$0.62	$1.78	$1.70
Net earnings per common share - Diluted	$0.63	$0.61	$1.76	$1.69

We declared and paid cash dividends per common share for the periods as presented below:

	Dividend Per Common Share	Amount ($ in millions)
2024:
First quarter	$0.08	$28.1
Second quarter	0.08	28.0
Third quarter	0.08	27.8
Total	$0.24	$83.9

2023:
First quarter	$0.07	$24.7
Second quarter	0.07	24.6
Third quarter	0.07	24.6
Total	$0.21	$73.9
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares, with 14.2 million shares remaining authorized under the share repurchase program as of September 27, 2024. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
During the three and nine-month periods ended September 27, 2024, the Company purchased 3.8 million and 5.8 million shares of its common stock at an average share price of $70.87 and $72.78, respectively. During the three and nine-month periods ended September 29, 2023, the Company purchased 1 million and 3 million shares of its common stock at an average share price of $78.74 and $69.27, respectively.
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

Our segment results are as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales:
Intelligent Operating Solutions	$661.2	$644.3	$2,003.9	$1,929.5
Precision Technologies	550.9	552.5	1,661.7	1,653.9
Advanced Healthcare Solutions	322.5	297.7	945.9	898.2
Total	$1,534.6	$1,494.5	$4,611.5	$4,481.6
Operating Profit:
Intelligent Operating Solutions	$167.7	$156.8	$505.0	$452.0
Precision Technologies	122.0	140.9	386.4	401.3
Advanced Healthcare Solutions	41.0	25.0	108.7	65.8
Other	(35.2)	(31.6)	(100.6)	(96.3)
Total Operating Profit	295.5	291.1	899.5	822.8
Interest expense, net	(37.0)	(29.8)	(119.7)	(95.0)
Loss from divestiture	—	—	(25.6)	—
Other non-operating expense, net	(26.3)	(4.2)	(59.3)	(14.5)
Earnings before income taxes	$232.2	$257.1	$694.9	$713.3

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
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; our plans to separate into two independent, publicly traded companies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical developments and events, including the anticipated impact of the Ukraine/Russia conflict, conflict in the Middle East, and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

Risk Related to Our Acquisitions, Investments, and Dispositions
•Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits, including the anticipated tax treatment.
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
In January 2024, we realigned Invetech from the AHS segment to the PT segment (the “Segment Realignment”) based on our strategic decision to divest the equipment design and manufacturing businesses of Invetech, while retaining the motion solution businesses (the “Motion Solution Business”) that are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts below have been recast to conform to the revised segment presentation. In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result of the divestiture, in the nine-month period ended September 27, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Condensed Statements of Earnings. The divested businesses accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
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
Pending Separation Into Two Independent, Publicly Traded Companies
On September 4, 2024, we announced our intention to separate into two independent, publicly traded companies (the “Separation”). The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity, safety, and reliability value to customers, and (ii) a global industrial company (“NewCo”) consisting of our brands currently operating under the PT segment with a focus on powerful secular growth trends by leveraging mission critical technologies in test and measurement, specialty sensors, and aerospace and defense subsystems. The Separation is expected to be structured in a tax-free manner for Fortive shareholders. The Company is targeting to complete the Separation by the fourth quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of NewCo are included in the consolidated results of the Company in the accompanying consolidated condensed financial statements.
Acquisitions
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster our innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We recorded approximately $1.17 billion of goodwill within the PT segment related to the EA acquisition, which is not tax deductible. We also anticipate future tax benefits as a result of the transaction.
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

Business Performance and Outlook
Business Performance for the Period Ended September 27, 2024
During the three and nine-month periods ended September 27, 2024 (the “quarter” or the “third quarter” and “year-to-date period,” respectively), our sales increased by 2.7% and 2.9%, respectively.
The year-over-year increase in sales in the third quarter was primarily driven by a 1.1% increase in our core revenue and a 1.6% increase from acquisitions, net of divestitures. Core revenue growth in the third quarter included favorable pricing of 2.9%, partially offset by volume decline of 1.8%.
Year-over-year increases in the year-to-date period were consistent with those in the third quarter, and were driven by a 1.2% increase in our core revenue and a 2.3% increase from acquisitions, net of divestitures, partially offset by a decline of 0.6% due to unfavorable currency translation. Core revenue growth during the year-to-date period included favorable pricing of 2.6%, partially offset by volume decline of 1.4%.
Geographically, in the third quarter, year-over-year core revenue in developed markets increased slightly, driven by low single-digit growth in North America, partially offset by a low single-digit decline in Western Europe. Core revenue in high growth markets was up low single-digits year-over-year in the third quarter, driven by high-teens growth in Latin America, partially offset by a slight decline in Asia where China declined by high single-digits.
Geographically, in the year-to-date period, year-over-year core revenue in developed markets increased slightly, driven by a low single-digit growth in North America, partially offset by a slight decline in Western Europe. Core revenue in high growth markets increased year-over-year in the year-to-date period by low single-digits, driven by high-teens growth in Latin America, partially offset by a low single-digit decline in Asia where China declined by mid-single-digits.
Outlook
We anticipate revenue growth to be approximately 3% for the fourth quarter of 2024 and the full year. We anticipate core revenue growth to be approximately 1% for the fourth quarter and the full year.
We expect foreign exchange rates to remain volatile throughout the year, which could continue to impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, ongoing geopolitical developments and events, including the U.S. presidential and other elections, macroeconomic conditions in the United States, China and other critical regions, impact from our pending separation into two independent publicly traded companies, and the the impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage these challenges and utilize pricing and other countermeasures to offset the aforementioned dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including the potential impact of the Pillar Two initiative. In addition, we expect to execute a discrete restructuring plan related to the Separation beginning in the fourth quarter of 2024.

RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the third quarter as compared to the comparable period of 2023:
Components of Sales Growth

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	2.7%	2.9%
Core (Non-GAAP)	1.1%	1.2%
Acquisitions and divestitures (Non-GAAP)	1.6%	2.3%
Currency exchange rates (Non-GAAP)	—%	(0.6)%
Operating Profit Margins
Operating profit margin was 19.3% for the third quarter, representing a decrease of 20 basis points as compared to 19.5% in the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, volume gains in AHS, and gains from productivity measures, partially offset by a volume decline in certain businesses and end markets within our IOS and PT segments, and higher employee compensation — favorable 70 basis points
•The year-over-year effect of amortization from existing businesses and impairment of intangible assets incurred in 2023 — favorable 25 basis points
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in the third quarter of 2024 — unfavorable 10 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 110 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 5 basis points
Operating profit margin was 19.5% for the year-to-date period, yielding an increase of 110 basis points as compared to 18.4% in the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, volume growth in IOS and AHS, and gains from productivity measures were partially offset by a volume decline in certain businesses and end markets within our PT segment, higher employee compensation and investment in growth initiatives. Additionally, there were unfavorable foreign exchange rates — favorable 80 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 25 basis points
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in the year-to-date period — unfavorable 70 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — unfavorable 130 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 65 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the PT segment in the first quarter of 2024 — favorable 140 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Intelligent Operating Solutions	$661.2	$644.3	$2,003.9	$1,929.5
Precision Technologies	550.9	552.5	1,661.7	1,653.9
Advanced Healthcare Solutions	322.5	297.7	945.9	898.2
Total	$1,534.6	$1,494.5	$4,611.5	$4,481.6
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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$661.2	$644.3	$2,003.9	$1,929.5
Operating profit	167.7	156.8	505.0	452.0
Depreciation	10.7	8.6	30.3	25.5
Amortization	46.9	46.5	141.7	138.6
Operating profit as a % of sales	25.4%	24.3%	25.2%	23.4%
Depreciation as a % of sales	1.6%	1.3%	1.5%	1.3%
Amortization as a % of sales	7.1%	7.2%	7.1%	7.2%
Components of Sales Growth

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	2.6%	3.9%
Core (Non-GAAP)	1.5%	3.1%
Acquisitions and divestiture (Non-GAAP)	0.8%	1.1%
Currency exchange rates (Non-GAAP)	0.3%	(0.3)%
The sales growth in the third quarter and year-to-date period was driven primarily by favorable pricing across the segment and increased volume in our gas detection products, as well as software and service offerings, including software as a service (“SaaS”), partially offset by volume decline in test and measurement instrumentation. The acquisitions in 2023 also contributed 0.8% and 1.1% to revenue growth during the third quarter and year-to-date period, respectively.
Geographically, core revenue in developed markets increased in the third quarter by low single-digits, driven by a low single-digit growth in North America, partially offset by a low single-digit decline in Western Europe. Core revenue in high growth markets increased in the third quarter by low single-digits, driven by high-teens growth in Latin America, partially offset by a a mid-single-digit decline in China.
Geographically, core revenue in developed markets increased in the year-to-date period by low single-digits, driven by a low single-digit growth in North America and Western Europe. Core revenue in high growth markets in the year-to-date period increased by mid-single-digits, driven by high-teens growth in Latin America and a low single-digit growth in Asia.
Year-over-year price increases in our IOS segment contributed 2.6% to sales growth during both the third quarter and year-to-date period, and is reflected as a component of the change in core revenue.

Operating profit margin increased 110 basis points during the third quarter as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, and higher sales volume from gas detection products, as well as software and service offerings, offset by decline in sales volume from test and measurement instrumentation, and higher employee compensation — favorable 35 basis points
•The year-over-year effect of amortization from existing businesses — favorable 30 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the third quarter of 2023 — favorable 25 basis points
•The year-over-year net effect of acquired business, including amortization — relatively flat
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 20 basis points
Operating profit margin increased 180 basis points during the year-to-date period, as compared to the comparable period of 2023. Year-over-year changes in operating profit margin comparisons were comprised of the following:
•Year-over-year increase from favorable pricing and higher sales volume from existing businesses, partially offset by higher employee compensation and customer acquisition and marketing costs to support growth initiatives — favorable 70 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 45 basis points
•The year-over-year net effect of acquisition-related transaction costs incurred in the year-to-date period — relatively flat
•The year-over-year net effect of acquired business, including amortization, and acquisition-related fair value adjustments — unfavorable 25 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 90 basis points

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
Precision Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$550.9	$552.5	$1,661.7	$1,653.9
Operating profit	122.0	140.9	386.4	401.3
Depreciation	6.8	6.9	23.0	19.9
Amortization	21.3	1.2	63.3	2.7
Operating profit as a % of sales	22.1%	25.5%	23.3%	24.3%
Depreciation as a % of sales	1.2%	1.2%	1.4%	1.2%
Amortization as a % of sales	3.9%	0.2%	3.8%	0.2%
Components of Sales Growth

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 period
Total revenue growth (GAAP)	(0.3)%	0.5%
Core (Non-GAAP)	(3.7)%	(4.0)%
Acquisitions and divestiture (Non-GAAP)	3.3%	5.0%
Currency exchange rates (Non-GAAP)	0.1%	(0.5)%
The sales results for both the third quarter and year-to-date periods were impacted by price increases across the segment and volume increases in energetic materials, offset by volume reductions in test and measurement and certain sensing technology products. The acquisition of EA, partially offset by the Invetech Divestiture, contributed 3.3% and 5.0% to revenue growth during the third quarter and year-to-date period, respectively.
Geographically, core revenue in developed markets decreased by mid-single-digits in the third quarter, driven by a mid-single-digit decline in North America and Western Europe. Core revenue in high growth markets increased by low single-digits in the third quarter, driven by low-twenties growth in Latin America, partially offset by a low single-digit decline in Asia.
Geographically, core revenue in developed markets decreased by mid-single-digits in the year-to-date period, driven by a low single-digit decline in North America, a high single-digit decline in Western Europe, and a low double-digit decline in Japan. Core revenue in high growth markets decreased by low single-digits in the year-to-date period, driven by a low double-digit growth in Latin America, offset by a mid-single-digit decline in Asia, where China decreased by low double-digits.
Year-over-year price increases in our PT segment contributed 2.9% and 2.2% to sales growth for the third quarter and year-to-date period, respectively, and is reflected as a component of the change in core revenue.
Operating profit margin decreased 340 basis points for the third quarter as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures, offset by net volume reductions in the segment — favorable 5 basis points
•The year-over-year effect of amortization from existing businesses — favorable 5 basis points

•The year-over-year net effect of acquisition and divestiture-related transaction costs, which were incurred in the third quarter of 2024, primarily related to the EA acquisition — unfavorable 35 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 315 basis points
Operating profit margin decreased 100 basis points during the year-to-date period as compared to the comparable period of 2023. Year-over-year changes in operating profit margins were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures were offset by net volume reduction in the segment and unfavorable changes in foreign currency exchange rates — unfavorable 10 basis points
•The year-over-year effect of amortization from existing businesses — relatively flat
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in the year-to-date period primarily related to the EA acquisition — unfavorable 180 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 325 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 35 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the first quarter of 2024 — favorable 380 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$322.5	$297.7	$945.9	$898.2
Operating profit	41.0	25.0	108.7	65.8
Depreciation	4.8	5.2	15.0	15.3
Amortization	45.1	45.3	135.4	135.9
Operating profit as a % of sales	12.7%	8.4%	11.5%	7.3%
Depreciation as a % of sales	1.5%	1.7%	1.6%	1.7%
Amortization as a % of sales	14.0%	15.2%	14.3%	15.1%
Components of Sales Growth

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total revenue growth (GAAP)	8.3%	5.3%
Core (Non-GAAP)	9.2%	6.6%
Currency exchange rates (Non-GAAP)	(0.9)%	(1.3)%
The sales results for both the third quarter and year-to-date period were driven by growth in our existing businesses due to price increases across the segment and volume increases in our sterilization and dosimetry products.

Geographically, core revenue in developed markets increased by low double-digits in the third quarter, driven by a low double-digit growth in North America and a high single-digit growth in Western Europe. In high growth markets, core revenue increased by mid-single-digits in the third quarter, driven by mid-teens growth in Latin America.
Geographically, core revenue in developed markets increased by mid-single-digits in the year-to-date period, driven by a mid-single-digit growth in North America and a high single-digit growth in Western Europe. Core revenue in high growth markets increased by high single-digits in the year-to-date period, driven by low-twenties growth in Latin America and a low single-digit growth in Asia.
Year-over-year price increases in our AHS segment contributed 3.6% and 3.3% to sales growth during the third quarter and year-to-date period, respectively, and is reflected as a component of the change in core revenue.
Operating profit margin increased 430 basis points during the third quarter, as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases due to favorable price and higher volume from existing businesses and gains from productivity measures, partially offset by higher employee compensation — favorable 310 basis points
•The year-over-year effect of amortization from existing businesses — favorable 120 basis points
Operating profit margin increased 420 basis points during the year-to-date period as compared to the comparable period of 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase due to favorable pricing and higher volume from existing businesses, and gains from productivity measures, partially offset by higher employee compensation, and unfavorable changes in foreign currency exchange rates — favorable 260 basis points
•The year-over-year effect of amortization from existing businesses — favorable 80 basis points
•The year-over-year effect of costs relating to the discrete restructuring plan initiated and completed in 2023 — favorable 80 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,534.6	$1,494.5	$4,611.5	$4,481.6
Cost of sales	(613.3)	(601.5)	(1,857.7)	(1,835.0)
Gross profit	$921.3	$893.0	$2,753.8	$2,646.6
Gross profit margin	60.0%	59.8%	59.7%	59.1%
The year-over-year increase in gross profit during the third quarter was primarily due to contributions from our acquired businesses, favorable pricing from existing businesses, increased volume from the AHS segment, gains from productivity measures and FBS initiatives, partially offset by net volume reductions in the IOS and PT segments, and higher employee compensation.
The year-over-year increase in gross profit during the year-to-date period was primarily due to contributions from our acquired businesses, favorable pricing from existing businesses, increased volume from the IOS and AHS segments, gains from productivity measures and FBS initiatives, partially offset by net volume reductions in the PT segment, higher employee compensation, and unfavorable changes in foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,534.6	$1,494.5	$4,611.5	$4,481.6
Selling, general and administrative (“SG&A”)	524.1	503.5	1,610.5	1,525.2
Research and development (“R&D”)	101.7	98.4	306.9	298.6
SG&A as a % of sales	34.2%	33.7%	34.9%	34.0%
R&D as a % of sales	6.6%	6.6%	6.7%	6.7%
The year-over-year increase in SG&A during the third quarter and year-to-date period was due to higher intangible amortization, incremental operating costs from recent acquisitions and higher employee compensation, partially offset by productivity measures. In addition, there were higher transaction expenses from our EA acquisition during the year-to-date period.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the third quarter and year-to-date period, as compared to the comparable period of 2023 due to the incremental costs from our recent acquisitions and ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense for the third quarter and year-to-date period was $37.0 million and $119.7 million as compared to $29.8 million and $95.0 million in the comparable periods in 2023. The year-over-year increase in net interest expense was primarily due to higher overall debt balances. For discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Loss from divestiture
During the year-to-date period, we recognized a net realized loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 1 to the consolidated condensed financial statements.
Other non-operating expense, net
Other non-operating expense for the third quarter and year-to-date period was $26.3 million and $59.3 million, respectively, as compared to $4.2 million and $14.5 million, respectively, in the comparable period in 2023. The year-over-year increase as compared to the comparable periods in 2023 was due to a loss from our equity investments. The year-over-year increase during the year-to-date period also included a charitable contribution made in the first quarter of 2024. For further discussion of the charitable contribution and loss from equity investment, refer to Note 1 and Note 4 to the consolidated condensed financial statements, respectively.
INCOME TAXES
Our effective tax rates for the three and nine-month periods ended September 27, 2024 were 4.6% and 10.2%, respectively, as compared to 15.2% and 15.8%, respectively, for the three and nine-month periods ended September 29, 2023. The decrease in the effective tax rate for the three-month period ended September 27, 2024 as compared to the three-month period ended September 29, 2023 was primarily related to changes in applicable statutory tax rates, resulting in a benefit in the three-month period ended September 27, 2024. The decrease in the effective tax rate for the nine-month period ended September 27, 2024 as compared to the nine-month period ended September 29, 2023 was primarily related to cash repatriation resulting in a discrete tax credit, changes in applicable statutory tax rates, and changes in valuation allowances in the nine-month period ended September 27, 2024.
Our effective tax rates for the three and nine-month periods ended September 27, 2024, differ from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
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

COMPREHENSIVE INCOME
Comprehensive income increased by $139 million during the third quarter as compared to the comparable period in 2023 due to favorable changes in foreign currency translation of $135 million and an increase in net income.
Comprehensive income increased by $56 million during the year-to-date period as compared to the comparable period in 2023 due primarily to favorable changes in foreign currency translation adjustments of $32 million and an increase in net income.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of available cash, our revolving credit facility, and access to commercial paper, bank loans, and capital markets, will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, execute strategic separations, repurchase common stocks on the open market or in privately negotiated transactions, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
We have generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”).
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 27, 2024, no borrowings were outstanding under the Revolving Credit Facility.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Nine Months Ended
	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$1,024.6	$906.8

Cash paid for acquisitions, net of cash received	$(1,721.8)	$(57.7)
Payments for additions to property, plant and equipment	(83.4)	(73.7)
Proceeds from sale of property	21.0	7.2
Cash infusion into divestiture	(14.0)	—
All other investing activities	(1.6)	—
Net cash used in investing activities	$(1,799.8)	$(124.2)

Net proceeds from (repayments of) commercial paper borrowings	$(571.2)	$(252.6)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,733.5	—
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(250.0)
Repurchase of common shares	(423.0)	(207.9)
Payment of dividends	(83.9)	(73.9)
All other financing activities	47.9	18.1
Net cash used in financing activities	$(296.7)	$(766.3)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $1.02 billion during the year-to-date period, representing an increase of $118 million, or 13.0%, as compared to the comparable period of 2023. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increases of $76 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Gain on sale of property, Loss from divestiture, and Loss from equity investments).
•The aggregate changes in trade accounts receivable, inventories, and trade accounts payable generated $80 million of cash during the year-to-date period as compared to using $42 million in the comparable period of 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses, other assets, accrued expenses, and other liabilities used $171 million of cash in the year-to-date period as compared to using $91 million of cash in the comparable period of 2023. The year-over-year changes were driven by timing differences related to contract assets, contract liabilities, and payments of income taxes, interest, and prior year restructuring.
Investing Activities
Cash outflows from investing activities increased by $1.68 billion during the year-to-date period, as compared to the comparable period of 2023 with the increase primarily due to cash used for acquisitions, net of cash acquired, totaling $1.72 billion in 2024 and a year-over-year increase in capital expenditures of approximately $10 million, and the cash infusion into the Invetech Divestiture entity totaling $14 million, partially offset by the year-over-year increase in proceeds from sale of property of approximately $14 million.
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
In the year-to-date period, financing activities used cash of $297 million, reflecting the following transactions:
•On January 2, 2024, we drew down an additional $450 million of the Delayed-Draw Term Loan due 2024 as part of the funding for the acquisition of EA.
•On February 13, 2024, we completed the sale of our registered offering of the 2026 Notes and the 2029 Notes, yielding net proceeds of approximately $1.3 billion.
•On February 13 2024, we repaid $1.0 billion in outstanding principal of the Delayed-Draw Term Loan due 2024, using net proceeds from the 2026 Notes and 2029 Notes.
•We repaid $571 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program.
•We repurchased 5.8 million shares of our common stock for approximately $423 million under our share repurchase program.
•We made dividend payments to common shareholders totaling $84 million.
In the comparable 2023 period, financing activities used cash of $766 million, reflecting the following transaction:
•On August 24, 2023, we repaid $250 million in outstanding principal of the Delayed-Draw Term Loan due 2023.
•We repaid $253 million in net commercial paper borrowings under the U.S. dollar-denominated commercial paper program.
•We repurchased 3 million shares of our common stock for approximately $208 million under our share repurchase program.
•We made dividend payments to common shareholders totaling $74 million.
Refer to Note 5 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of September 27, 2024, we held approximately $811 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 91% was held outside of the United States.
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
As of September 27, 2024, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine-month periods ended September 27, 2024 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, except as noted below.
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
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2023 Annual Report on Form 10-K. There were no material changes during the three and nine-month periods ended September 27, 2024 to the information reported in our 2023 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the third quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2023 Annual Report on Form 10-K. Other than as provided below, there were no material changes during the quarter ended September 27, 2024 to the risk factors reported in the “Risk Factors” section of our 2023 Annual Report on Form 10-K.
Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits, including the anticipated tax treatment.
On September 4, 2024, we announced our intention to separate into two independent, publicly traded companies (the “Separation”). The Separation, if effectuated, will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity, safety, and reliability value to customers, and (ii) a global industrial company (“NewCo”) consisting of our brands currently operating under the PT segment with a focus on powerful secular growth trends by leveraging mission critical technologies in test and measurement, specialty sensors, and aerospace and defense subsystems. The Separation is expected to be structured in a tax-free manner for Fortive shareholders. The Company is targeting to complete the Separation by the fourth quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals.
Our ability to effectuate the Separation, the structure of the Separation, and the anticipated benefits of the Separation may be adversely and materially impacted by adverse market conditions, possible delays in obtaining various tax rulings, regulatory approvals or clearances or otherwise satisfying the required conditions of the Separation, costs or inefficiencies associated with dis-synergies related to the Separation, uncertainty of the financial markets, our business performance, and unanticipated delays in establishing infrastructure or processes for NewCo. In addition, the costs and resources required to effectuate the Separation may be significantly higher than what we currently anticipate.
Executing the Separation will also require significant time and attention from management, which could distract them from other tasks in operating our business and result in performance shortfalls. The pendency of the Separation could negatively impact the market price of our common stock, and even if the Separation is completed, we cannot assure you that the Separation will yield greater benefits to the Company and its shareholders than if the Separation had not occurred. Following the Separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the Separation not occurred. In addition, if the Separation is ultimately not consummated, the Company will have incurred costs, which may be significant, without realizing the anticipated benefits.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares, with 14.2 million shares remaining authorized under the share repurchase program as of September 27, 2024. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company’s management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the fiscal quarter ended September 27, 2024, the Company purchased 3.8 million shares of its common stock at an average share price of $70.87.
The following table provides details about our share repurchases during the fiscal quarter ended September 27, 2024.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 29 - July 28	—	$—	N/A	N/A
July 29 - August 28	2,100,000	70.08	2,100,000	15,900,000
August 28 - September 27	1,709,857	71.83	1,709,857	14,190,143
Total	3,809,857	$70.87	3,809,857	14,190,143

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the third quarter ended September 27, 2024, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Fortive Corporation (incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2024. Commission File No. 1-37654).

3.2
Amended and Restated Bylaws of Fortive Corporation (incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K, filed on November 8, 2022. Commission File No. 1-37654).

10.1	Fortive Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan.*

10.2	Fortive Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan Election Form.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1) - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*     Indicates management contract or compensatory plan, contract or arrangement.
(1)     Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 30, 2024	By:	/s/ Charles E. McLaughlin
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

Date: October 30, 2024	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer