Form 10-K
period 2024-12-31
Fortive Corp
filed 2025-02-25
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 21, 2025 there were 340,290,131 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2024 was $25.9 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements included or incorporated by reference in this Annual Report on Form 10-K, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; our plans to separate into two independent, publicly traded companies; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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

The following is a summary of the material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors” in this Annual Report:

Risk Related to Our Business Operations

•Conditions in the global economy, the markets we serve, and the financial markets may adversely affect our business and financial results.

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

•Our ability to attract, develop, and retain senior leaders and other key employees is critical to our success.

•Disruptions in, or breaches in security of, our information technology systems have adversely affected, and in the future could adversely affect, our business.

•Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation, and financial results.

•Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns, or inventory levels of, key distributors and other channel partners could adversely affect our financial results.

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

•We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial results.

•Climate change, or legal or regulatory measures to address climate change, may negatively affect us.

•We may use artificial intelligence in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

Risk Related to our International Operations

•International economic, political, legal, trade policies, compliance, and business factors could negatively affect our financial results.

•Trade relations between the United States and other countries could have a material adverse effect on our business and financial results.

•Foreign currency exchange rates, including the volatility thereof, may adversely affect our financial results.

Risk Related to Our Acquisitions, Investments, and Dispositions

•Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits, including the anticipated tax treatment.

•Any inability to consummate acquisitions at our anticipated rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.

•Our acquisition of businesses, investments, joint ventures, and other strategic relationships could negatively impact our financial results.

•The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial results.

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

•Our reputation, ability to do business, and financial results may be impaired by improper conduct by any of our employees, agents, or business partners.

•Our operations, products, and services expose us to the risk of environmental, health, and safety liabilities, costs, and violations that could adversely affect our reputation and financial results.

•Our businesses are subject to extensive regulation, including healthcare regulations; failure to comply with those regulations could adversely affect our financial results and our business, including our reputation.

Risk Related to Our Tax and Accounting Matters

•Changes in our effective tax rates or exposure to additional tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

•We could incur significant liability if our separation from Danaher, our separation of our Automation and Specialty business, or our separation of Vontier (collectively, the “Separation Transactions”) are determined to be a taxable transaction.

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
On September 4, 2024, we announced our intention to separate our Precision Technologies segment business into an independent publicly-traded company (the “Separation”), which will be named Ralliant. The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s Intelligent Operating Solutions and Advanced Healthcare Solutions business segments, focused on resilient, high-quality recurring growth by delivering productivity and safety to customers, and (ii) a global technology company consisting of our brands currently operating under the Precision Technologies segment with a focus on precision instruments and highly engineered products essential for breakthrough innovation and aligned to powerful secular trends. The Separation is intended to qualify as a tax-free spin-off for Fortive shareholders for U.S. federal income tax purposes. The Company is targeting completion of the Separation early in the third quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals.
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
Precision Technologies
On September 4, 2024, we announced our intention to separate our Precision Technologies segment into an independent publicly traded company, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals.
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
Products and services in our Advanced Healthcare Solutions segment are marketed under a variety of brands, including ASP, CENSIS, CENSITRAC, EVOTECH, FLUKE BIOMEDICAL, LANDAUER, PROVATION, RAYSAFE, and STERRAD.
************************************
The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, aluminum, and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. Tariffs affect our costs for impacted materials or components we import into the United States. Based on allocation of annual spend among our various suppliers, no single supplier is material. However, some components that require particular specifications or qualifications are dependent on a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials that meet the quality and regulatory requirements, and qualification of multiple supply sources. While the remediation efforts taken by certain jurisdictions in response to events, such as the COVID-19 pandemic and the disruptions from the Ukraine/Russia conflict, have raised material and shipping costs, our supply chain was responsive to these dynamics, and we implemented solutions, including through FBS and working collaboratively with our suppliers, to effectively support our operations, and help countermeasure production material shortages and distribution limitations. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

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
Human Capital Management
Fortive is a global team, over 18,000 strong, energized by a powerful purpose. Our people strategy centers on empowering inclusive teams working together to solve problems no one could solve alone. We intentionally seek out different skills, backgrounds, and voices to deliver results for our customers and fulfill our employee promise – For you. For us. For growth. Our people strategy is defined by this inclusive growth culture and is advanced through FBS and our career development and reward systems. We continually measure, review, and refine our people strategy through measured employee experience processes. These key elements enable us to accelerate progress for our customers, our teams, and the world.
Inclusive Growth Culture
We are more together. Our inclusive growth culture sets the tone for Fortive’s people strategy and drives Fortive’s success.
We know that a workforce empowered by inclusivity, continuous improvement, and FBS creates extraordinary long-term value for our customers, people and shareholders. We are focused on cultivating an inclusive workplace where everyone can contribute to their fullest potential, attracting and retaining top talent from a wide variety of candidate sources, and sustaining policies and practices to ensure that no group is inadvertently disadvantaged. Fortive is committed to adhering to EEO (equal employment opportunity) principles. All people are evaluated through a neutral merit-based process. We do not consider race, ethnicity, gender, or any other protected trait in our hiring, promotional, or other processes.
Our Board of Directors, along with the Compensation Committee, also oversee our inclusive growth culture practices as an integral part of our people strategy and measurement actions.
We are committed to continued transparency by publicly sharing our workforce representation and inclusion results through our website (where we provide our EEO-1 report), and our annual Sustainability Report.

Business, Career Development, and Reward Systems
Our culture of continuous improvement inspires us to keep experimenting, growing, and learning. Our career development and reward systems advance our people strategy by attracting, growing, and retaining the exceptional people we need now and in the future. These business and career development systems strengthen our ability to deliver our employee value proposition, build our employer brand, drive professional growth for our people and results for our customers.
Our Performance and Development processes drive results and career growth for our global teams. Performance for Growth rigorously deploys our strategies into cascaded goals throughout the organization, while Development for Growth translates our beliefs and values into desired leader competencies, at all levels of the organization. Together, these provide a roadmap for the way we work, deliver results, and build high-performing teams.
Additionally, we design our Total Rewards programs to attract and retain talented, curious people with a growth mindset and a passion for innovation, collaboration, and continuous improvement. We offer leading programs that inspire and reward superior performance, are equitable, and foster an inclusive, diverse, and healthy global workforce.
We also invest in our people at every level through our growth and development experiences. These experiences range from leadership learning and FBS immersion to hands-on skill building in each of our three FBS pillars—growth, lean, and leadership. Collectively, these experiences build skills, strengthen performance, and prepare our people for challenging opportunities and outsized impact.
With our strong and evolving portfolio, our people have the opportunity to accelerate their career across multiple industries, meaningfully contributing to customer success and impact in the world.
Employee Experience and Feedback
Our promise to employees is ‒ For you. For us. For growth. To achieve this promise, our leaders at all levels of the organization actively seek feedback with quarterly touchpoints to strengthen our inclusive growth culture.
In our last comprehensive census survey in Q4 2024, over 85% of our global team responded, delivering continued strength in overall engagement and inclusion and belonging at high ratings of 76% and 84%, respectively. Our results continue to inform both management and our Board of Directors on appropriate actions to enhance our culture and overall employee experience.
Government Contracts
Although the majority of our revenue in 2024 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products and services to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Data privacy and security laws are rapidly evolving. In particular, a broad privacy law in California, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020 and was amended by the California Privacy Rights Act effective January 2023, has some of the same features as the GDPR (discussed below) and has prompted several other states to enact or consider similar legislation.
Across the European Economic Area, the General Data Protection Regulation (“GDPR”), and similar laws in the United Kingdom and Switzerland impose strict requirements on how we process personal data, including, among other things, in certain circumstances a requirement for prompt notification of data breaches to supervisory authorities and/or to data subjects, with the risk of significant fines for non-compliance. Regulators throughout Europe also require additional safeguards to facilitate the transfer of personal information outside of Europe.
Several other countries, such as China, Russia, and Brazil, have passed, and other countries are considering passing, laws that meaningfully expand the compliance requirements around confidential, personal, and/or sensitive data that we may have access to or process in the course of our business. In China and Russia, privacy and security laws may require a copy of personal data relating to citizens to be maintained on local servers and impose additional data transfer restrictions. Brazil’s Lei Geral de Proteção de Dados (“LGPD”) increases compliance requirements related to privacy, data protection, and information security for businesses that are located or do business within Brazil. Although the LGPD shares similarities with the GDPR, it also contains a number of unique features, including specific legal bases not found in the GDPR that allow an organization to process personal data and specific requirements for the role or appointment of a data protection officer. In these countries and elsewhere, the laws applicable to data privacy and security may require changes to business practices or additional investment for compliance purposes.
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products, and services are subject to and other environmental contingencies, please refer to Note 13 to the consolidated financial statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”

Export/Import Regulations
We sell products and services to customers all over the world and are required to comply with various U.S. export/import control and economic sanctions laws, such as:
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
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect our operations or transactions subject to their jurisdictions. Together these controls and regulations may impose licensing requirements on exports of certain technology and software from the U.S. and may impact our ability to transact business in certain countries or with certain customers. We have developed compliance programs and training to prevent violations of these programs and regulations, and we regularly monitor changes in the law and regulations. Changes in these or other import or export laws and regulations may restrict or further restrict our ability to sell certain products and solutions and may require us to develop additional compliance programs and training. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”
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
Whistleblower Laws
We operate in jurisdictions, such as the U.S. and European Union, with significant legal protection compliance for whistleblowers who make compliance reports about potential violations internally and to government authorities. Non-compliance with the Whistleblower Directive can result in fines and other penalties against entities. In the U.S., the Securities and Exchange Commission and the Department of Justice can provide monetary awards to whistleblowers that report securities law violations that are subsequently pursued. U.S. laws, such as the False Claims Act, also include strong financial incentives for whistleblowers to bring lawsuits against companies with healthcare products and services such as Fortive. In addition, the False Claims Act permits whistleblowers to bring a lawsuit on behalf of the government and share in any monetary recovery, even if the government decides not to intervene in the case.
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
Risk Related to Our Business Operations
Conditions in the global economy, the markets we serve, and the financial markets may adversely affect our business and financial results.
Our business is impacted by general economic conditions, and adverse economic conditions arising from any slower global economic growth, reduced demand or consumer confidence, energy, manufacturing or component supply constraints arising from international conflicts, high inflation rates and the corresponding interest rate policies, volatility in currency and credit markets, actual or anticipated default on sovereign debt, changes in global trade policies, unemployment and underemployment rates, reduced levels of capital expenditures, changes in government fiscal and monetary policies, political initiatives targeted at reducing government funding, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, other geopolitical conflict, sanctions, natural disasters, public health crises, terrorist attacks, and other challenges affect us and our distributors, customers, and suppliers, including having the effect of:
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
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets we serve, our business and financial results would be adversely affected.

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
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations or uniqueness of design. If these or other suppliers encounter financial, operating, quality, or other difficulties or if our relationship with them changes, including as a result of contractual disputes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities, and external events such as natural disasters, severe weather events that are occurring more frequently or with more intense effects as a result of global climate change, public health crises, war, terrorist actions, governmental actions, and legislative or regulatory changes, among others. Any of these factors could result in production interruptions, delays, extended lead times, and inefficiencies.
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
As discussed in the section entitled “Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials, and other commodities. Prices for and availability of these components, raw materials, and other commodities have fluctuated significantly in the past. In particular, the widespread supply chain challenges due to labor, raw material, and component shortages, as well as widespread logistics issues, affected multiple industries, raised material and shipping costs, limited the quantities available, and extended the lead time required for supplies and deliveries. Any sustained interruption in the supply of these items, including as a result of general supply chain constraints, increasing demand outpacing supplies, or contractual disputes with suppliers or vendors, could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers, and the terms of certain contracts we are party to, if commodity or component prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity or component costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial results could be adversely affected.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated, or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our financial results. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses, demand depends on customers’ capital spending budgets, and product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions, and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Many of our businesses operate in industries that are intensely competitive and have been subject to consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. See “Business—Competition.” In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new or enhanced products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial results, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.
Our growth depends in part on the timely development and commercialization and customer acceptance of new and enhanced products and services based on technological innovation.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial results will suffer. Our success will depend on several factors, including our ability to:
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
Our ability to attract, develop, and retain senior leaders and other key employees is critical to our success.
Our future performance is dependent upon our ability to attract, motivate and retain executives and other key employees. The loss of services of executives and other key employees or the failure to attract, motivate and develop new executives or other key employees could prevent us from successfully implementing and executing business strategies, and therefore adversely affect our financial results. In particular, the markets for highly skilled employees and leaders in the technology and healthcare industries remain competitive.
Our success also depends on our ability to attract, develop and retain a talented employee base. Our brand, our culture, our ability to provide competitive compensation, our locations of operations, and our reputation are important to our ability to recruit and retain key employees in these competitive markets. If we are not competitive or successful in our recruiting efforts, if we cannot attract or retain key employees, or if we do not adequately ensure effective succession planning or transfer of knowledge for our key employees, or if our employees leave us given uncertainties relating to the separation, resulting in the inability to operate our business with employees possessing the appropriate expertise, our ability to deliver and execute on our operational, development, or portfolio strategies would be adversely affected.
Disruptions in, or breaches in security of, our information technology systems have adversely affected, and in the future could adversely affect, our business.
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted, accessed, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, error or malfeasance by employee or former employees, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other similar events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems or lack of sufficient control in our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, change, destruction, exfiltration or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, and other cyber-attacks that have resulted in disruption of our operations, unauthorized access to confidential information and increased the cost of operations through containment, investigation and remediation efforts, including cybersecurity incidents in the fourth quarter of 2023. Furthermore, we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent, any of which may have a material adverse impact on our business continuity, operations or financial results. Increasing use of artificial intelligence may increase these risks. Any of the attacks, breaches, or other disruptions or damage described above, as well as corresponding remediation efforts, can disrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect our business and financial results.
Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation, and financial results.
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
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns, or inventory levels of, key distributors and other channel partners could adversely affect our financial results.
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance, or purchasing patterns, could adversely affect our financial results. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of the industries in which we operate could adversely impact our profitability.
Our restructuring activities could have long-term adverse effects on our business.
We have implemented, and may continue to implement significant restructuring activities across our businesses to adjust our cost structure. These significant restructuring activities as well as our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets, and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs, or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial results.
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
Our facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crises, war, terrorism, or other natural or man-made disasters, including those caused by climate change and other climate-related causes. If any of these facilities, supply chains, or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation, and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability, and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.
If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets, and other intellectual property and have licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around, or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial results.
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses, or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing, or using certain products, or be required to redesign, re-engineer, or re-brand our products at substantial cost, any of which could adversely impact our competitive position and financial results. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial results.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial results.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, disputes with our suppliers or vendors, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages, and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, we may experience disruption in supply or sales, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial results, record estimates for liabilities or assets that we were previously unable to estimate, or pay cash settlements or judgments. Any of these developments could adversely affect our financial results in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial results and reputation.
Climate change, or legal or regulatory measures to address climate change, may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements, including extensive disclosure requirements in various jurisdictions, including in the E.U. and domestically, may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial results. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
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
Risk Related to our International Operations
International economic, political, legal, compliance, and business factors could negatively affect our financial results.
In 2024, approximately 46% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers, and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Our international business, including our business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•impact of geopolitical conflict;
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
•unexpected changes in laws or regulatory requirements, including negative changes in tax laws in the U.S. and in countries in which we manufacture or sell our products;
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
Any of these risks could negatively affect our financial results and growth rate.
Trade relations between the United States and other countries could have a material adverse effect on our business and financial results.
We participate in various end markets outside the United States. During 2024, sales outside the United States accounted for approximately 46% of our total sales for the year. In addition, we have several facilities outside the United States, many of which serve multiple Fortive operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.
There continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions and tariffs. In particular, there continues to be uncertainty about U.S. foreign trade policy with respect to China, including any changes to the trade policies that may be adopted by the Trump administration. Any increased sanctions, tariffs or other trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial results.
Foreign currency exchange rates, including the volatility thereof, may adversely affect our financial results.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial results. Overall strengthening of the U.S. dollar during most of fiscal year 2024 has increased the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses transact in a currency other than the business’s functional currency, and movements in the transaction currency relative to the functional currency could also result in unfavorable exchange rate effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries and borrowings denominated in foreign currencies.
Risk Related to Our Acquisitions, Investments, and Dispositions
Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits, including the anticipated tax treatment.
On September 4, 2024, we announced our intention to separate our Precision Technologies segment business into an independent publicly-traded company (the “Separation”), which will be named Ralliant. The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s Intelligent Operating Solutions and Advanced Healthcare Solutions business segments, focused on resilient, high-quality recurring growth by delivering productivity and safety to customers, and (ii) a global technology company consisting of our brands currently operating under the Precision Technologies segment with a focus on precision instruments and highly engineered products essential for breakthrough innovation and aligned to powerful secular trends. The Separation is intended to qualify as a tax-free spin-off for Fortive shareholders for U.S. federal income tax purposes. The Company is targeting completion of the Separation early in the third quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of Ralliant are included in the consolidated results of the Company in the accompanying consolidated financial statements.
Our ability to effectuate the Separation, the structure of the Separation, and the anticipated benefits of the Separation may be adversely and materially impacted by adverse market conditions, possible delays in obtaining various tax rulings, regulatory approvals or clearances or otherwise satisfying the required conditions of the Separation, costs or inefficiencies associated with dis-synergies related to the Separation, uncertainty of the financial markets, our business performance, and unanticipated delays in establishing infrastructure or processes for Ralliant. In addition, the costs and resources required to effectuate the Separation may be significantly higher than what we currently anticipate.
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
Any inability to consummate acquisitions at our anticipated rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
Our ability to grow revenue, earnings, and cash flow at or above our anticipated rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at anticipated rates, which could adversely impact our growth rate and our stock price. Acquisitions and investments that align with our portfolio strategy may be difficult to identify and execute for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures, and other strategic relationships could negatively impact our financial results.
As part of our business strategy we acquire businesses, make investments, and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. These acquisitions, investments, joint ventures, and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect our financial results:
•any business, technology, service, or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably;
•we may incur or assume significant debt in connection with our acquisitions, investments, joint ventures, or strategic relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense, and diminish our future access to the capital markets;
•acquisitions, investments, joint ventures, or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•acquisitions, investments, joint ventures, or strategic relationships could create demands on our management, operational resources, and financial and internal control systems that we are unable to effectively address;
•we could experience difficulty in integrating personnel, operations, and financial and other controls and systems and retaining key employees and customers;
•we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture, or strategic relationship;

•we may assume by acquisition or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies, or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position, or cause us to fail to meet our public financial reporting obligations;
•in connection with acquisitions and joint ventures, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results;
•in connection with acquisitions and investments, we have recorded significant goodwill and other intangible assets on our balance sheet and if we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets; and
•we may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial results.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial results.
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2018, we split-off most of our automation and specialty platform in a Reverse Morris Trust transaction with Altra Industrial Motion Corp. and, in 2020, we spun-off our former Industrial Technologies segment. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed of. The resolution of these contingencies has not had a material effect on our financial results but we cannot be certain that this favorable pattern will continue.
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
We compete in markets in which we and our customers must comply with supranational, federal, state, local, and other jurisdictional regulations, such as regulations governing health and safety, the environment, and electronic communications, and market standardizations. We develop, configure, and market our products and services to meet customer needs created by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time, and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application, or enforcement thereof) could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services, or restrict our existing activities, products, and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for our products and services from period to period.
Our reputation, ability to do business, and financial results may be impaired by improper conduct by any of our employees, agents, or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents, or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks, and false claims, sales and marketing practices, conflicts of interest, competition, export and import compliance, and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, though we rely on the third parties with whom we do business to adhere to the law and to our high standards of conduct, material violations of such standards of conduct could occur that could have a material effect on our financial results.
Our operations, products, and services expose us to the risk of environmental, health, and safety liabilities, costs, and violations that could adversely affect our reputation and financial results.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage, and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. In addition, some of our operations require the controlled use of hazardous or energetic materials in the development, manufacturing, or servicing of our products. We cannot assure you that our environmental, health, and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial results. Moreover, any accident that results in significant personal injury or property damage, whether occurring during development, manufacturing, servicing, use, or storage of our products, may result in significant production interruption, delays, or claims for substantial damages caused by personal injuries or property damage, harm to our reputation, and reduction in morale among our employees, any of which may adversely and materially affect our results of operations.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 13 to the consolidated financial results. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial results or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.

Our businesses are subject to extensive regulation, including healthcare regulations; failure to comply with those regulations could adversely affect our financial results and our business, including our reputation.
In addition to the environmental, health, safety, anticorruption, data privacy, and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local, and other jurisdictional levels, including the following:
•we are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome in any such audit or investigation could subject us to fines or other penalties;
•we also have agreements to sell products and services to government entities and are subject to various statutes, regulations and other requirements that apply to companies doing business with government entities (approximately $417 million of our 2024 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction, or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts. An adverse outcome in any such investigation or audit could subject us to fines or other penalties;
•we are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection, and transfer of personal data, including the transfer of personal data between or among countries. In particular, the General Data Protection Regulation became effective in the European Union in May 2018 and the California Consumer Privacy Act became effective in January 2020. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome in any such audit or investigation could subject us to fines or other penalties. That or other circumstances related to our collection, use, and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position;
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
These are not the only regulations that our businesses must comply with. Generally, regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives, and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export, and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses, or modify our business model or impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial results.
For additional information regarding these risks, please refer to the section entitled “Business—Regulatory Matters.”
Risk Related to Our Tax and Accounting Matters
Changes in our effective tax rates or exposure to additional tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income, transaction and other taxes in the United States and in multiple foreign jurisdictions. Our future income tax rates could be volatile and difficult to predict due to changes in business profit by jurisdiction, changes in the amount and recognition of deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, the Organisation for Economic Co-operation and Development continues to advance proposals for modernizing international tax rules, including the introduction of global minimum tax standards. We closely monitor changes to tax laws, regulations, accounting principles, and global tax standards; and at the time of a change, the related expense or benefit recorded may be material to the quarter and year of change. Furthermore, certain tax laws are inherently ambiguous requiring subjective interpretation on the application thereof. Our interpretation and the corresponding amount of taxes we pay is, and may in the future continue to be, subject to audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial results could be adversely affected.
We could incur significant liability if our separation from Danaher, our separation of our Automation and Specialty business, or our separation of Vontier or our pending separation of the PT segment (collectively, the “Separation Transactions”) are determined to be a taxable transaction.
We have received or expect to receive an opinion from outside tax counsel to the effect that each of the Separation Transactions qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies or will rely on certain facts, assumptions, representations, and undertakings from the applicable parties regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the applicable opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that any of the Separation Transactions is taxable if it determines that any of the corresponding facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in any of the applicable opinions. If any of the Separation Transactions is determined to be taxable for U.S. federal income tax purposes, we, as well as our stockholders that are subject to U.S. federal income tax, would incur significant U.S. federal income tax liabilities.
Changes in U.S. GAAP could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial results in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to interpret and create appropriate accounting principles and guidance. Any new or amended standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results.

We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $13.5 billion. In accordance with GAAP, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Note 2 and Note 5 to the consolidated financial results for a description of our policies relating to goodwill and acquired intangibles.
Risk Related to Our Financing Activities
We have incurred a significant amount of debt, and our debt obligations, including the cost of such debt, will increase further if we incur additional debt and do not retire existing debt, our credit rating declines, or if the applicable interest rates rise.
As of December 31, 2024, we had approximately $3.7 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets, and enter into transactions with affiliates. The covenants in our credit agreement include a debt-to-EBITDA ratio. Please refer to Note 9 to the consolidated financial results for additional details.
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
To date, we believe that the risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Refer to the discussions under the headings “Significant disruptions in, or breaches in security of, our information technology systems have adversely affected, and in the future could adversely affect, our business” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
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
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2024, our facilities included approximately 60 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Approximately 35 of these facilities are located in the United States in over 15 states and approximately 25 are located outside the United States in 15 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Intelligent Operating Solutions 20, Precision Technologies 30, and Advanced Healthcare Solutions 10.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 8 to the consolidated financial statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information, and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. Please refer to Note 13 to the consolidated financial statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to "Item 1A. Risk Factors."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of our executive officers as of February 25, 2025. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
James A. Lico	59	President and Chief Executive Officer	2016
Charles E. McLaughlin	63	Senior Vice President – Chief Financial Officer	2016
Tamara S. Newcombe	59	President and CEO of Precision Technologies	2022
Jonathan L. Schwarz	53	Senior Vice President – Corporate Development	2016
Edward R. Simmons	51	Senior Vice President – Strategy	2021
Olumide Soroye	52	President and CEO of Intelligent Operating Solutions and Advanced Healthcare Solutions	2021
Peter C. Underwood	55	Senior Vice President – General Counsel	2016
Stacey A. Walker	54	Senior Vice President – Human Resources	2016
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
Tamara S. Newcombe has served as President and CEO of Precision Technologies since January 2022 and President and CEO of Advanced Healthcare Solutions from June 2023 to January 2025. Prior to January 2022, Ms. Newcombe was Group President from May 2021 to December 2021, President of Tektronix from April 2019 to December 2021, and Commercial President of Tektronix from February 2017 to April 2019. Prior to joining Tektronix, Ms. Newcombe was Vice President of Sales at Cisco Systems, Inc. from November 2009 to February 2017.
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
Olumide Soroye has served as President and CEO of Intelligent Operating Solutions since August 2021 and President and CEO of Advanced Healthcare Solutions since January 2025. Prior to joining Fortive, Mr. Soroye was the Managing Director of the Property Intelligence and Risk Management segment of CoreLogic from September 2013 to August 2021.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 21, 2025, there were approximately 1,600 holders of record of our common stock.
In the fourth quarter of 2023, we increased the quarterly dividend paid from $0.07 per share to $0.08 per share on our common stock. Any future declaration and payments of dividends, including any change in the amount of quarterly dividend, on our common stock will be determined by our Board of Directors and will depend on our business conditions, financial results and other factors our Board deems relevant.
Issuer Purchases of Equity Securities
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares, with 8 million remaining authorized under the share repurchase program as of December 31, 2024. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
During the fiscal year ended December 31, 2024, the Company purchased 12.0 million shares of its common stock at an average share price of $73.93, including 6.2 million shares at an average share price of $75.01 during the fourth quarter of 2024.
The following table provides details about our share repurchases during the fiscal quarter ended December 31, 2024.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 28 - October 27	—	$—	N/A	N/A
October 28 - November 27	6,200,000	75.01	6,200,000	7,990,143
November 28 - December 31	—	—	N/A	N/A
Total	6,200,000	$75.01	6,200,000	7,990,143
Recent Issuances of Unregistered Securities
None.
ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Fortive’s financial condition and results of operations for the fiscal years ended December 31, 2024 and December 31, 2023 should be read in conjunction with our audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023 with the Securities and Exchange Commission on February 27, 2024.
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
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 46% of our sales derived from customers outside the United States in 2024. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic, regulatory, and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country (except for the United States) on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
Non-GAAP Measures
In this report, references to sales from existing businesses (“core revenue”) refer to sales from operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) the impact from acquired and divested businesses and (2) the impact of foreign currency translation. References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition, less the amount of sales attributable to certain businesses or product lines that have been divested, or, at the time of reporting, are pending divestiture, but are not, and will not be, considered discontinued operations prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Core revenue should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies.
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
Update on Pending Separation of the Precision Technologies Segment
On September 4, 2024, we announced our intention to separate our PT segment business into an independent publicly-traded company (the “Separation”), which will be named Ralliant. The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity and safety to customers, and (ii) a global technology company consisting of our brands currently operating under the PT segment with a focus on precision instruments and highly engineered products essential for breakthrough innovation and aligned to powerful secular trends. The Separation is intended to qualify as a tax-free spin-off for Fortive shareholders for U.S. federal income tax purposes. The Company is targeting completion of the Separation early in the third quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of Ralliant are included in the consolidated results of the Company in the accompanying consolidated financial statements.
Segment Realignment and Divestiture
In January 2024, we realigned Invetech from the AHS segment to the PT segment (the “Segment Realignment”) based on our strategic decision to divest the equipment design and manufacturing businesses of Invetech, while retaining the motion solution businesses (the “Motion Solution Business”) that are more closely aligned with the PT segment than the AHS segment. In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result of the divestiture, in the year ended December 31, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Statements of Earnings. The divested businesses accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Acquisitions
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster the PT segment’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We recorded approximately $1.18 billion of goodwill within our PT segment related to the EA acquisition, which is not tax deductible. We also anticipate future tax benefits as a result of the transaction.
Other Matters
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by December 31, 2025. The nature of the plan initiated in 2024 was related to the Separation and consisted primarily of targeted workforce reductions to realign the cost structures between the two companies. In the first quarter of 2023, we initiated a separate discrete restructuring plan that was completed by the end of 2023. The nature of the activities in 2023 was broadly consistent throughout our segments and consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties. We incurred charges of $19.7 million and $58.6 million during the years ended December 31, 2024 and 2023, respectively.

Business Performance and Outlook
Business Performance
During 2024, aggregate year-over-year sales increased 2.7%, driven by a 1.3% increase in our core revenue and a 2.0% increase from acquisitions, net of divestiture, partially offset by a decline of 0.6% due to unfavorable foreign currency translation. Core revenue growth included favorable pricing of 2.7%, partially offset by volume decline of 1.4%.
Geographically, core revenue in developed markets increased by low single-digits during 2024, driven by low single-digit growth in North America, while Western Europe decreased slightly. Core revenue in high growth markets increased slightly, driven by low double-digit growth in Latin America, partially offset by a low single-digit decline in Asia, where China declined by high single-digits.
2025 Outlook
We anticipate full year sales growth to be between approximately flat and 2.0% with year-over-year growth from existing businesses of approximately 1.5% and 3.5%.
We expect foreign exchange rates to remain volatile throughout the year, which could continue to impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, ongoing geopolitical developments and events, global uncertainties related to governmental policies toward international trade, monetary and fiscal policies, including the current uncertainty about the future relationship between the United States and other major regions with respect to trade policies, treaties, government regulations, sanctions and tariffs, macroeconomic conditions in the United States, China, and other critical regions, impact from our pending separation into two independent publicly traded companies, and the impact of inflationary dynamics on our expenses or our ability to realize price increases in our sales, interest rates, market conditions in key product segments, and elective surgery rates. We will continue to deploy FBS to actively manage these challenges and utilize pricing and other countermeasures to offset the aforementioned dynamics. We continue to monitor these conditions which may continue to impact our business, as well as potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including the potential impact of the Pillar Two initiative.
RESULTS OF OPERATIONS
Components of Sales Growth

2024 vs. 2023
Total revenue growth (GAAP)	2.7%
Impact of:
Acquisitions and divestitures	(2.0)%
Currency exchange rates	0.6%
Core revenue growth (Non-GAAP)	1.3%
Operating Profit Margins
2024 vs. 2023
Operating profit margins were 19.4% in 2024, an increase of 70 basis points as compared to 18.7% in 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price from existing businesses, volume growth in IOS and AHS, and benefits from productivity measures were partially offset by a volume decline in certain businesses and end markets within our PT segment, higher employee compensation and investment growth initiatives. Additionally, there were unfavorable foreign exchange rates — favorable 80 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023 — favorable 30 basis points
•The year-over-year net effect of acquisition, divestiture and separation related transaction costs incurred in the year — unfavorable 85 basis points

•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — unfavorable 120 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — favorable 65 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in the PT segment during the year - favorable 100 basis points
Business Segments and Geographic Area Results
Sales by business segment and geographic area for the year ended December 31 are as follows ($ in millions):

	2024	2023
Segments
Intelligent Operating Solutions	$2,714.7	$2,612.2
Precision Technologies	2,229.4	2,223.7
Advanced Healthcare Solutions	1,287.7	1,229.4
Total	$6,231.8	$6,065.3

Geographic area
United States	$3,372.0	$3,288.4
China	648.2	694.9
All other	2,211.6	2,082.0
Total	$6,231.8	$6,065.3
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
Intelligent Operating Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2024	2023
Sales	$2,714.7	$2,612.2
Operating profit	704.6	628.8
Depreciation	40.5	33.9
Amortization	188.3	185.5
Operating profit as a % of sales	26.0%	24.1%
Depreciation as a % of sales	1.5%	1.3%
Amortization as a % of sales	6.9%	7.1%
Components of Sales Growth

2024 vs. 2023
Total revenue growth (GAAP)	3.9%
Impact of:
Acquisitions and divestitures	(0.8)%
Currency exchange rates	0.3%
Core revenue growth (Non-GAAP)	3.4%
2024 COMPARED TO 2023
The sales growth in 2024 was driven primarily by favorable pricing across the segment and increased volume in our gas detection products, as well as software and service offerings in facility and assets lifecycle applications, including software as a service (“SaaS”). The acquisitions in 2023 also contributed 0.8% to revenue growth during the year.

Geographically, core revenue in developed markets increased by mid-single-digits during 2024, driven by a mid-single-digit growth in North America and low single-digit growth in Western Europe. Core revenue in high growth markets increased by low single-digits during 2024, driven by a high single-digit growth in Latin America and low single-digit growth in Asia, despite a low single-digit decline in China.
Year-over-year price increases in our IOS segment contributed 2.8% to sales growth in 2024, as compared to 2023, and is reflected as a component of the change in core revenue.
Operating profit margin increased 190 basis points during 2024 as compared to 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase from favorable pricing and higher sales volume from existing businesses, partially offset by higher employee compensation, customer acquisition costs and marketing costs to support growth initiatives — favorable 100 basis points
•The year-over-year effect of amortization from existing businesses, and impairment of intangible assets incurred in 2023— favorable 50 basis points
•The year-over-year net effect of acquired businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 15 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — favorable 55 basis points
PRECISION TECHNOLOGIES
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
Precision Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2024	2023
Sales	$2,229.4	$2,223.7
Operating profit	500.0	544.2
Depreciation	29.0	27.2
Amortization	84.0	3.6
Operating profit as a % of sales	22.4%	24.5%
Depreciation as a % of sales	1.3%	1.2%
Amortization as a % of sales	3.8%	0.2%
Components of Sales Growth

2024 vs. 2023
Total revenue growth (GAAP)	0.3%
Impact of:
Acquisitions and divestitures	(4.4)%
Currency exchange rates	0.4%
Core revenue growth (Non-GAAP)	(3.7)%
2024 COMPARED TO 2023
The sales result for 2024 was driven by price increases across the segment and volume increases in energetic materials and utility sensing and solutions, offset by volume reductions in test and measurement and industrial sensing products. The acquisition of EA, partially offset by the Invetech Divestiture, contributed 4.4% to revenue growth during the year.

Geographically, core revenue in developed markets decreased by mid-single-digits during 2024, driven by a low single-digit decline in North America, a mid-single-digit decline in Western Europe, and a low double-digit decline in Japan. Core revenue in high growth markets decreased by mid-single-digits during 2024, driven by high-teens growth in Latin America, offset by a mid-single-digit decline in Asia, where China decreased by low double-digits.
Year-over-year price increases in our PT segment contributed 2.4% to sales growth during 2024 as compared to 2023, and is reflected as a component of the change in core revenue.
Operating profit margin decreased 210 basis points during 2024 as compared to 2023. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases in price from existing businesses and benefits from productivity measures were offset by net volume reductions in the segment, and higher employee compensation — unfavorable 80 basis points
•The year-over-year net effects of acquisition and divestiture-related transaction costs incurred in the year primarily related to the EA acquisition — unfavorable 145 basis points
•The year-over-year net effects of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — unfavorable 320 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — favorable 50 basis points
•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — favorable 285 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2024	2023
Sales	$1,287.7	$1,229.4
Operating profit	155.6	101.6
Depreciation	20.2	21.2
Amortization	181.0	181.4
Operating profit as a % of sales	12.1%	8.3%
Depreciation as a % of sales	1.6%	1.7%
Amortization as a % of sales	14.1%	14.8%
Components of Sales Growth

2024 vs. 2023
Total revenue growth (GAAP)	4.7%
Impact of:
Currency exchange rates	1.4%
Core revenue growth (Non-GAAP)	6.1%
2024 COMPARED TO 2023
The sales results for 2024 were driven by growth in our existing businesses due to price increases across the segment and volume increases primarily in our sterilization and dosimetry products.
Geographically, core revenue in developed markets increased by mid-single-digits during 2024, driven by mid-single-digit growth in North America and Western Europe, and high single-digit growth in Japan. Core revenue in high growth markets increased by high single-digits during 2024, with mid-teens growth in Latin America and low single-digit growth in Asia.

Year-over-year price increases in our Advanced Healthcare Solutions segment contributed 3.4% to sales growth during 2024, as compared to 2023, and is reflected as a component of the change in core revenue.
Operating profit margin increased 380 basis points during 2024 as compared to 2023. Year-over-year changes in operating profit margin comparisons were comprised of the following:
•Year-over-year sales increases due to favorable pricing and higher volume from existing businesses, and benefits from productivity measures, partially offset by higher employee compensation, and unfavorable changes in foreign currency exchange rates — favorable 200 basis points
•The year-over-year effect of amortization from existing businesses — favorable 70 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — favorable 110 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2024	2023
Sales	$6,231.8	$6,065.3
Cost of sales	(2,500.8)	(2,471.2)
Gross profit	3,731.0	3,594.1
Gross profit margin	59.9%	59.3%
Gross profit increased during 2024 as compared to 2023, primarily due to favorable pricing from existing businesses, contributions from our acquired businesses, increased volume from the IOS and AHS segments, benefits from productivity measures and FBS initiatives, partially offset by net volume reductions in the PT segment, higher employee compensation, and unfavorable changes in foreign currency exchange rates.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2024	2023
Sales	$6,231.8	$6,065.3
Selling, general, and administrative (“SG&A”) expenses	2,173.5	2,062.6
Research and development (“R&D”) expenses	414.0	397.8
SG&A as a % of sales	34.9%	34.0%
R&D as a % of sales	6.6%	6.6%
SG&A expenses increased during 2024 as compared to 2023, primarily due to higher intangible amortization and incremental operating costs from our recent acquisitions, transaction and separation costs, and employee compensation, partially offset by benefits from productivity measures and lower discrete restructuring costs.
R&D expenses, consisting principally of internal and contract engineering personnel costs, increased slightly during 2024 as compared to 2023 due to the incremental costs from our recent acquisitions and ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense was $152.8 million during 2024, compared to $123.5 million during 2023. The year-over-year interest expense increase was primarily due to higher overall debt balances. For a discussion of our outstanding indebtedness, refer to Note 9 to the accompanying consolidated financial statements.
Loss from divestiture
During the year-to-date period, we recognized a net realized loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 3 to the consolidated financial statements.

Other non-operating expense, net
Other non-operating expense was $58.6 million during 2024, compared to $19.4 million during 2023. The year-over-year increase was primarily due to an increase in losses from equity investments of $22.1 million and a charitable contribution of $20.0 million made in the first quarter of 2024. For further discussion of these transactions, refer to Note 6 and Note 1 to the consolidated financial statements, respectively.
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
We are subject to income, transaction and other taxes in the United States and in multiple foreign jurisdictions. Our future income tax rates could be volatile and difficult to predict due to changes in business profit by jurisdiction, changes in the amount and recognition of deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, the Organisation for Economic Co-operation and Development continues to advance proposals for modernizing international tax rules, including the introduction of global minimum tax standards. We closely monitor changes to tax laws, regulations, accounting principles, and global tax standards; and at the time of a change, the related expense or benefit recorded may be material to the quarter and year of change. Furthermore, certain tax laws are inherently ambiguous requiring subjective interpretation on the application thereof. Our interpretation and the corresponding amount of taxes we pay is, and may in the future continue to be, subject to audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.
The Company is subject to examination in the United States, various states and foreign jurisdiction for the tax years 2014 to 2024. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. In addition, significant obligations are detailed in our tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the Automation and Specialty business on October 1, 2018, and the Vontier separation on October 9, 2020. We review our global tax positions on a quarterly basis, considering many factors including the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
Effective Tax Rate
Our effective tax rate was 14.1% during 2024 and 12.6% during 2023, respectively.
Our effective tax rate for 2024 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, a decrease in our uncertain tax positions, non-deductible transaction costs related to the Separation and the effect of changes in tax rates enacted in the current period.
COMPREHENSIVE INCOME
Comprehensive income decreased by $172 million in 2024 as compared to 2023, primarily due to an unfavorable change in foreign currency translation adjustments of $149 million, offset by an increase in net income of $33 million and a favorable change in pension benefit adjustments of $11 million.

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
Interest Rate Risk
We manage interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of our fixed-rate long-term debt but not our earnings or cash flows because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2024, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate long-term debt by approximately $101 million.
As of December 31, 2024, our variable-rate debt obligations consist of U.S. dollar denominated commercial paper and senior unsecured term facilities denominated in either Euros or Japanese Yen (refer to Note 9 to the consolidated financial statements for information regarding our outstanding indebtedness as of December 31, 2024). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and/or term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding variable-rate obligation was approximately 4.85% with interest expense of $59 million. As of December 31, 2024, on an annualized basis, a hypothetical 10 basis points increase in market interest rates on our variable-rate debt obligations would have increased our interest expense by approximately $1.0 million in 2024.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) (“AOCI”) component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2024 would have resulted in a reduction of foreign currency-denominated net assets and stockholders’ equity of approximately $326 million.
As of December 31, 2024, our outstanding €500 million Euro-denominated senior unsecured notes due 2026, €700 million Euro-denominated senior unsecured notes due 2029, ¥14.4 billion Yen-denominated variable interest rate term loan, and €275 million Euro-denominated variable interest rate term loan were designated as net investment hedges of our investment in applicable foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. For the years ended December 31, 2024, 2023, and 2022, we recognized after-tax gains of $60.4 million, losses of $1.2 million, and losses of $5.1 million within Other comprehensive income (loss) related to the net investment hedges, respectively.
Currency exchange rates unfavorably impacted 2024 reported sales by 0.6% as compared to 2023, as the U.S. dollar was, on average, stronger against most major currencies during 2024 as compared to exchange rate levels during 2023. If the exchange rates in effect as of December 31, 2024 were to prevail throughout 2025, currency exchange rates would negatively impact 2025 estimated sales by approximately 1.4% relative to our performance in 2024. In general, additional strengthening of the U.S. dollar against other major currencies would further negatively impact our sales and results of operations on an overall basis.
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
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of available cash, our revolving credit facility, and access to commercial paper, bank loans, and capital markets, will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, execute strategic separations, repurchase common stock on the open market or in privately negotiated transactions, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
We have generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”).
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of December 31, 2024, no borrowings were outstanding under the Revolving Credit Facility.
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
We continue to monitor the financial markets, the stability of U.S and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources is impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$1,526.8	$1,353.6

Cash paid for acquisitions, net of cash received	$(1,721.8)	$(95.8)
Purchases of property, plant and equipment	(120.4)	(107.8)
Proceeds from sale of property	61.2	7.4
Cash infusion into divestiture	(14.0)	—
All other investing activities	(1.0)	0.8
Net cash used in investing activities	$(1,796.0)	$(195.4)

Net proceeds from (repayments of) commercial paper borrowings	$(596.5)	$839.9
Proceeds from borrowings (maturities longer than 90 days), net of issuance costs	1,733.5	549.3
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(1,000.0)
Repurchase of common shares	(889.6)	(272.9)
Payment of dividends	(111.2)	(102.0)
All other financing activities	71.1	18.0
Net cash provided by (used in) financing activities	$(792.7)	$32.3
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $1.5 billion in 2024, representing an increase of $173 million, or 12.8%, as compared to 2023, primarily attributable to the following factors:
•Year-over-year increases of $35 million in Operating cash flow from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Gain on sale of property, Loss from divestiture, and Loss from equity investments).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable generated $79 million of cash during 2024 compared to using $9 million of cash during 2023. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate change in prepaid expenses and other assets, accrued expenses and other liabilities, and changes in deferred income taxes used $40 million of cash in 2024 as compared to using $91 million in 2023. The year-over-year changes were driven by timing differences related to contract assets, contract liabilities, and payments of income taxes, interest, and restructuring.
Investing Activities
Cash outflows from investing activities increased by $1.6 billion in 2024 as compared to 2023 with the increase primarily due to a year-over year increase in cash used for acquisitions, net of cash acquired, of approximately $1.6 billion, an increase in capital expenditures of approximately $13 million, and the cash infusion into the Invetech Divestiture entity totaling $14 million, partially offset by the year-over-year increase in proceeds from sale of property and business of approximately $54 million.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. We expect capital spending to be between approximately $120 million and $150 million in 2025, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Financing cash flows consist primarily of cash flows associated with the issuance and repayments of debt and commercial paper, payments of cash dividends to shareholders and share repurchases. Financing activities used cash of $793 million in 2024, and generated cash of $32 million in 2023.
Financing activities during 2024 reflected the following transactions:
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
•We repaid $597 million in net commercial paper repayments under the U.S. dollar-denominated commercial paper program.
•We repurchased 12 million shares of our common stock for approximately $890 million, including excise tax payments, under our share repurchase program.
•We made dividend payments to common shareholders totaling $111 million.
•All other financing activities primarily include activities related to the stock incentive plan.
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
The carrying value of total debt outstanding as of December 31, 2024 was approximately $3.7 billion. We had $2.0 billion available under the Revolving Credit Facility as of December 31, 2024.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Commercial Paper Programs when we have outstanding borrowings. As of December 31, 2024 and 2023, we had $650 million and $1.3 billion borrowings outstanding under our Commercial Paper Program, respectively. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, to repay any outstanding commercial paper as it matures.
Refer to Note 9 to the consolidated financial statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2024, the Company’s commercial paper program, and the Revolving Credit Facility. Refer to Note 15 to the consolidated financial statements for a description of the Company’s share repurchase program.
Dividends
On November 6, 2024, we declared a regular quarterly dividend of $0.08 per common share paid on December 27, 2024 to holders of record on November 29, 2024.

Cash and Cash Requirements
Cash
As of December 31, 2024, we held approximately $813 million of cash and cash equivalents, of which approximately 88% was held outside of the United States. Our cash and cash equivalents were invested in highly liquid investment-grade instruments with a maturity of 90 days or less.
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

Cash Requirements
The following table sets forth a summary of our short-term and long-term cash requirements as of December 31, 2024 under (1) long-term debt principal and interest obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our balance sheet under GAAP. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain.

($ in millions)	Total	Due within one year of December 31, 2024	Due later than one year from December 31, 2024
Debt and leases:
Long-term debt principal payments (a)	$3,718.8	$376.3	$3,342.5
Interest payments on long-term debt (b)	759.4	133.9	625.5
Operating lease obligations (c)	197.3	38.4	158.9
Other:
Purchase obligations (d)	445.7	366.2	79.5
Other liabilities reflected on the balance sheet under GAAP (e)(f)	2,266.2	1,148.0	1,118.2
Total	$7,387.4	$2,062.8	$5,324.6

(a) The amount due within one year of December 31, 2024 is related to the Euro Term Loan due 2025 and Yen Term Loan due 2025. Refer to Note 9 to the consolidated financial statements for additional information regarding the Company’s indebtedness as of December 31, 2024.

(b) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2024. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(f) Includes non-contractual obligations of $173 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “due later than one year from December 31, 2024” column. The amounts also include our obligation under the TCJA for the transition tax on cumulative foreign earnings and profits, which we expect to pay over eight years. Refer to Note 12 to the consolidated financial statements for additional information on unrecognized tax benefits.

In addition to the obligations noted above, we have issued guarantees, consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds, in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. These guarantees are not recorded on our balance sheet and $41 million in commitments expire within one year of December 31, 2024 and $20 million later than one year from December 31, 2024.
During 2024, we contributed $1 million and $8 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2025, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $8 million, respectively. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.
As of December 31, 2024 we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
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
Acquired Intangibles and Goodwill: Our business acquisitions, including EA, typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair value of acquired intangible assets are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by us. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted cash flows of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates, customer attrition rates, and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and calculations of the fair value of acquired intangible assets in connection with material acquisitions. In connection with the EA acquisition in the first quarter of 2024, we recorded approximately $1.18 billion of goodwill and approximately $681 million of intangible assets. Refer to Notes 2, 3 and 5 to the consolidated financial statements for a description of our policies relating to goodwill, acquired intangibles, and acquisitions.
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
In 2024, we performed goodwill impairment testing for our reporting units. Reporting units that include recent acquisitions generally present the highest risk of impairment. We believe the impairment risk associated with these reporting units generally decreases as we integrate these businesses and better position them for potential future earnings growth. Our annual goodwill impairment analysis in 2024 indicated that, in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a multiple of the carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 1.6x to approximately 13.1x. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a multiple of the carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 1.5x to approximately 11.8x. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for intangible assets with definite lives requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions, and discount rates related to these assets. We evaluated events or circumstances that may indicate the carrying value of our intangible assets may not be fully recoverable during the year ended December 31, 2024, and recorded no impairments.

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
Income Taxes: For a description of our income tax accounting policies, refer to Note 2 and Note 12 to the consolidated financial statements.
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
In addition, we are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments (see “-Results of Operations - Income Taxes” and Note 12 to the consolidated financial statements). We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings, and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
An increase in our 2024 effective tax rate of 1.0% would have resulted in an additional income tax provision for the year ended December 31, 2024 of approximately $10 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
The Company acquired EA Elektro-Automatik Holding GmbH (“EA”) during the year ended December 31, 2024. The Company has not yet fully incorporated the internal controls and procedures of the EA acquisition into the Company’s internal control over financial reporting, and as such, management excluded the EA acquisition from its assessment. The assets and revenues of the EA acquisition excluded from management’s assessment of internal controls constituted approximately 12% of the Company’s total assets as of December 31, 2024 and less than 2% of the Company’s total revenues for the year ended December 31, 2024, respectively.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 25, 2025 appears on page 48 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fortive Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Report of Management on Fortive Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the EA Elektro-Automatik Holding GmbH which is included in the 2024 consolidated financial statements of the Company and constituted less than 12% of total assets, respectively, as of December 31, 2024 and less than 2% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the EA Elektro-Automatik Holding GmbH.
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
/s/ Ernst & Young LLP

Seattle, Washington
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fortive Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Accounting for the acquisition of EA Elektro-Automatik Holding GmbH

As discussed in Note 3 to the consolidated financial statements, on January 3, 2024, the Company acquired EA Elektro-Automatik Holding GmbH (“EA”), for a purchase price of $1.72 billion. The transaction was accounted for as a business combination. As part of the allocation of the purchase price, the Company estimated the fair value of finite-lived intangible assets to be $681.2 million, comprised of product trade names, developed technology and customer relationships.

Auditing the Company's accounting for its acquisition of EA was complex due to the estimation uncertainty in determining the fair value of finite-lived intangible assets related to customer relationships. The significant assumption used to estimate the value of this asset was the attrition rate. This assumption is forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions, including controls over management’s review of the significant assumption described above.

To test the estimated fair value of customer relationship asset, we performed audit procedures that included, among others, evaluating the Company's use of the selected valuation model, testing the significant assumption used in the model and testing the completeness and accuracy of the underlying data. For example, we compared the attrition rate selected by management to the historical results of the acquired business and to assumptions used by guideline companies within the industry. Our valuation specialists assisted with the evaluation of the valuation model selected, including the attrition rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Seattle, Washington
February 25, 2025

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$813.3	$1,888.8
Accounts receivable less allowance for doubtful accounts of $30.7 and $39.2, respectively	945.4	960.8
Inventories:
Finished goods	220.1	214.1
Work in process	105.4	108.9
Raw materials	219.3	213.9
Inventories	544.8	536.9
Prepaid expenses and other current assets	288.8	285.1
Total current assets	2,592.3	3,671.6

Property, plant and equipment, net	433.1	439.8
Other assets	494.7	518.9
Goodwill	10,156.0	9,121.7
Other intangible assets, net	3,340.0	3,159.8
Total assets	$17,016.1	$16,911.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$376.2	$—
Trade accounts payable	677.4	608.6
Accrued expenses and other current liabilities	1,184.8	1,182.7
Total current liabilities	2,238.4	1,791.3

Other long-term liabilities	1,251.0	1,149.0
Long-term debt	3,331.1	3,646.2
Commitments and Contingencies (Note 13)

Equity:
Common stock: $0.01 par value, 2,000.0 shares authorized; 366.6 and 363.7 issued; 341.2 and 350.7 outstanding; respectively	3.7	3.6
Additional paid-in capital	4,035.0	3,851.3
Treasury shares, at cost	(1,612.3)	(715.8)
Retained earnings	8,227.6	7,505.9
Accumulated other comprehensive loss	(465.4)	(326.1)
Total Fortive stockholders’ equity	10,188.6	10,318.9
Noncontrolling interests	7.0	6.4
Total stockholders’ equity	10,195.6	10,325.3
Total liabilities and equity	$17,016.1	$16,911.8
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales of products and software	$5,282.3	$5,137.7	$4,920.1
Sales of services	949.5	927.6	905.6
Total sales	6,231.8	6,065.3	5,825.7

Cost of product and software sales	(1,994.7)	(1,981.8)	(1,994.8)
Cost of service sales	(506.1)	(489.4)	(467.5)
Total cost of sales	(2,500.8)	(2,471.2)	(2,462.3)

Gross profit	3,731.0	3,594.1	3,363.4
Operating costs:
Selling, general, and administrative	(2,173.5)	(2,062.6)	(1,956.6)
Research and development	(414.0)	(397.8)	(401.5)
Gain on sale of property	63.1	—	—
Russia exit and wind down costs	—	—	(17.9)
Operating profit	1,206.6	1,133.7	987.4
Non-operating income (expense), net:
Interest expense, net	(152.8)	(123.5)	(98.3)
Loss from divestiture	(25.6)	—	—
Other non-operating expenses, net	(58.6)	(19.4)	(15.6)
Earnings before income taxes	969.6	990.8	873.5
Income taxes	(136.7)	(125.0)	(118.3)
Net earnings	$832.9	$865.8	$755.2

Net earnings per common share:
Basic	$2.39	$2.46	$2.12
Diluted	$2.36	$2.43	$2.10
Average common stock and common equivalent shares outstanding:
Basic	349.2	352.5	356.4
Diluted	352.8	355.6	360.8
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2024	2023	2022
Net earnings	$832.9	$865.8	$755.2
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(139.7)	9.7	(178.7)
Pension and post-retirement plan benefit adjustments	0.4	(10.1)	38.0
Total other comprehensive income (loss), net of income taxes	(139.3)	(0.4)	(140.7)
Comprehensive income	$693.6	$865.4	$614.5
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2021	359.1	$3.6	$3,670.0	$—	$6,023.6	$(185.0)	$4.8
Adoption of ASU 2020-06	—	—	(65.7)	—	62.8	—	—
Balance, January 1, 2022	359.1	3.6	3,604.3	—	6,086.4	(185.0)	4.8
Net earnings for the period	—	—	—	—	755.2	—	—
Dividends to common stockholders	—	—	—	—	(99.5)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(140.7)	—
Common stock-based award activity	1.0	—	115.2	—	—	—	—
Common stock repurchases	(7.0)	—	—	(442.9)	—	—	—
Shares withheld for taxes	(0.2)	—	(13.2)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.4
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	865.8	—	—
Dividends to common stockholders	—	—	—	—	(102.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(0.4)	—
Common stock-based award activity	2.3	—	176.8	—	—	—	—
Common stock repurchases	(4.0)	—	—	(272.9)	—	—	—
Shares withheld for taxes	(0.5)	—	(31.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1.2
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	832.9	—	—
Dividends to common stockholders	—	—	—	—	(111.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(139.3)	—
Common stock-based award activity	3.0	0.1	212.7	—	—	—	—
Common stock repurchases	(12.0)	—	—	(896.5)	—	—	—
Shares withheld for taxes	(0.5)	—	(29.0)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$832.9	$865.8	$755.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	453.3	370.4	382.1
Depreciation	90.6	86.4	83.5
Stock-based compensation	109.2	113.3	93.8
Gain on sale of property	(63.1)	—	—
Loss from divestiture	25.6	—	—
Loss from equity investments	39.4	17.3	17.3
Russia exit and wind down costs	—	—	9.2
Change in certain assets and liabilities:
Change in deferred income taxes	(65.0)	(104.1)	(62.1)
Change in accounts receivable, net	(4.5)	9.8	(52.1)
Change in inventories	8.8	(1.7)	(40.3)
Change in trade accounts payable	74.3	(16.8)	81.3
Change in prepaid expenses and other assets	8.5	(86.3)	(6.6)
Change in accrued expenses and other liabilities	16.8	99.5	41.9
Net cash provided by operating activities	1,526.8	1,353.6	1,303.2

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(1,721.8)	(95.8)	(12.8)
Purchases of property, plant and equipment	(120.4)	(107.8)	(95.8)
Proceeds from sale of property	61.2	7.4	—
Cash infusion into divestiture	(14.0)	—	—
Proceeds from sale of business	—	—	9.6
All other investing activities	(1.0)	0.8	(3.5)
Net cash used in investing activities	(1,796.0)	(195.4)	(102.5)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(596.5)	839.9	38.5
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,733.5	549.3	1,394.1
Repayment of borrowings (maturities greater than 90 days)	(1,000.0)	(1,000.0)	(1,000.0)
Payment of 0.875% convertible senior notes due 2022	—	—	(1,156.5)
Repurchase of common shares	(889.6)	(272.9)	(442.9)
Payment of dividends	(111.2)	(102.0)	(99.5)
All other financing activities	71.1	18.0	(6.7)
Net cash provided by (used in) financing activities	(792.7)	32.3	(1,273.0)

Effect of exchange rate changes on cash and equivalents	(13.6)	(10.9)	(37.8)
Net change in cash and equivalents	(1,075.5)	1,179.6	(110.1)
Beginning balance of cash and equivalents	1,888.8	709.2	819.3
Ending balance of cash and equivalents	$813.3	$1,888.8	$709.2

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
The financial statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated results of operations; therefore, net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated Statements of Earnings. Net earnings attributable to noncontrolling interests have been reflected in Selling, general, and administrative expenses and were insignificant in all periods presented. Reclassification of certain prior year amounts in the Consolidated Statements of Cash Flows have been made to conform to current year presentation.
Update on Pending Separation of the Precision Technologies Segment
On September 4, 2024, we announced our intention to separate our PT segment business into an independent publicly-traded company (the “Separation”), which will be named Ralliant. The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity and safety to customers, and (ii) a global technology company consisting of our brands currently operating under the PT segment with a focus on precision instruments and highly engineered products essential for breakthrough innovation and aligned to powerful secular trends. The Separation is intended to qualify as a tax-free spin-off for Fortive shareholders for U.S. federal income tax purposes. The Company is targeting completion of the Separation early in the third quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of Ralliant are included in the consolidated results of the Company in the accompanying consolidated financial statements.
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

Segment Realignment
In January 2024, we realigned Invetech from the AHS segment to the PT segment (the “Segment Realignment”) based on our strategic decision to divest the equipment design and manufacturing businesses of Invetech, while retaining the motion solution businesses (the “Motion Solution Business”) that are more closely aligned with the PT segment than the AHS segment. Prior period segment amounts in Note 5, 11, and 16 have been recast to conform to the revised segment presentation. Refer to Note 3 for further detail on the divestiture.
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
Investments—We account for our equity investments using either the measurement alternative approach when the fair value of the investment is not readily determinable and we do not have the ability to exercise significant influence, or the equity method of accounting when it is determined that we have significant influence over but do not have a controlling financial interest. Investments accounted for using the measurement alternative approach are initially recorded at cost and adjusted for changes in the fair value from observable transactions. For investments accounted for using the equity method of accounting, we record the investments at cost and subsequently adjust the investment balance each period for our share of the investee’s income or loss and dividends received from the investee. These investments are subject to a periodic impairment review. There were no material impairment losses during the years ended December 31, 2024 or 2023.
We recorded a loss from equity investments of $39.4 million during the year ended December 31, 2024, and $17.3 million during both the years ended December 31, 2023 and 2022. The loss was recorded within Other non-operating expense, net in our Consolidated Statement of Earnings.
During the year ended December 31, 2022, we recorded a pre-tax impairment loss of $8.1 million to write down an equity investment in a third party held by our IOS segment to fair value. The loss was recorded within “Other non-operating expense, net” in our Consolidated Statement of Earnings.
Other Assets—Other assets principally include operating lease right-of-use assets, contract assets, deferred tax assets, and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, nonqualified deferred compensation plans, obligations under trade accounts payable, and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable, and short-term debt approximate fair value. Refer to Note 6 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our business acquisitions. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangible assets are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives and goodwill at least annually for impairment. Refer to Note 5 for additional information about our goodwill and other intangible assets.
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
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by December 31, 2025. The nature of the plan initiated in 2024 was related to the Separation and consisted primarily of targeted workforce reductions to realign the cost structures between the two companies. In the first quarter of 2023, we initiated a separate discrete restructuring plan that was completed by the end of 2023. The nature of the activities in 2023 was broadly consistent throughout our segments and consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. We incurred these costs to position ourselves to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties.
We incurred charges of $19.7 million and $58.6 million during the years ended December 31, 2024 and 2023, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings. Accrued restructuring costs were approximately $13 million and $26 million as of December 31, 2024 and 2023, respectively, and are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Foreign Currency Transaction and Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings. Net foreign currency transaction losses were $13.2 million, $5.5 million and $18.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. These foreign currency translation impacts are reflected as a component of accumulated other comprehensive income (loss) (“AOCI”) within Stockholders’ equity. As discussed below, the Company uses its foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate over the requisite service period. Generally, equity awards are subject to graded vesting and compensation expense is recognized separately over each vesting tranche of the award, resulting in an accelerated expense recognition pattern. Refer to Note 14 for additional information.
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
Accumulated Other Comprehensive Income (Loss)—AOCI refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of December 31, 2024, our outstanding €500 million Euro-denominated senior unsecured notes due 2026, €700 million Euro-denominated senior unsecured notes due 2029, ¥14.4 billion Yen-denominated variable interest rate term loan, and €275 million Euro-denominated variable interest rate term loan were designated as net investment hedges of our investment in applicable foreign operations. Accordingly, foreign currency transaction gains or losses on the debt were deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. For the years ended December 31, 2024, 2023, and 2022, we recognized after-tax gains of $60.4 million, losses of $1.2 million, and losses of $5.1 million within Other comprehensive income (loss) related to the net investment hedges, respectively.
We recorded no ineffectiveness from our net investment hedges during the years ended December 31, 2024, 2023, and 2022. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments		Pension & post- retirement plan benefit adjustments (b)		Total
Balance, December 31, 2021	$(122.7)		$(62.3)		$(185.0)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(181.4)		47.6		(133.8)
Income tax impact	—		(10.3)		(10.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(181.4)		37.3		(144.1)
Amounts reclassified from AOCI into income:
Increase (decrease)	2.7		0.9	(a)	3.6
Income tax impact	—		(0.2)		(0.2)
Amounts reclassified from AOCI into income, net of income taxes:	2.7		0.7		3.4
Net current period other comprehensive income (loss):	(178.7)		38.0		(140.7)
Balance, December 31, 2022	$(301.4)		$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	9.7		(13.9)		(4.2)
Income tax impact	—		3.8		3.8
Other comprehensive income (loss) before reclassifications, net of income taxes	9.7		(10.1)		(0.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—		0.1	(a)	0.1
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	—		—		—
Net current period other comprehensive income (loss)	9.7		(10.1)		(0.4)
Balance, December 31, 2023	$(291.7)		$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(152.9)		0.8		(152.1)
Income tax impact	6.2		(0.6)		5.6
Other comprehensive income (loss) before reclassifications, net of income taxes	(146.7)		0.2		(146.5)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	(c)	0.3	(a)	7.3
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		0.2		7.2
Net current period other comprehensive income (loss)	(139.7)		0.4		(139.3)
Balance, December 31, 2024	$(431.4)		$(34.0)		$(465.4)

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(c) This amount relates to the cumulative translation adjustment recognized in earnings upon the Invetech Divestiture. Refer to Note 3 for additional details.
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
Recently Issued Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which amends the disclosure requirements for reportable segments on the interim and annual basis. This standard is effective for fiscal year ending December 31, 2024 and interim periods within fiscal year ending December 31, 2025. The adoption of the standard did not impact our consolidated financial statements and we updated the applicable annual disclosures to align with the new standard. In the first quarter of 2025, we will update the applicable interim disclosures to align with the new standard.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which amends the disclosure requirements related to certain costs and expenses on an interim and annual basis. This standard is effective for fiscal year ending December 31, 2027, and interim periods within fiscal year ending December 31, 2028. This standard should be applied either on a prospective basis or retrospective basis. The adoption of the standard will not impact our combined financial statements; however, we are currently evaluating the impact of the new disclosure requirements on the notes to the financial statements. Upon adoption, we will update the applicable interim and annual disclosures to align with the new standard.
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
During the year ended December 31, 2024, immaterial adjustments were made to the purchase price allocation of current and prior year acquisitions.
Acquisitions
The following describes our significant acquisition activities for the years ended December 31, 2024 and 2023.
2024
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster the PT segment’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We funded this transaction with financing activities and available cash. We recorded approximately $1.18 billion of goodwill within our PT segment related to the EA acquisition, which is not tax deductible.
For the year ended December 31, 2024, we incurred approximately $33.2 million of pretax transaction-related costs related to the EA acquisition, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated Statement of Earnings.
The fair value of the net assets acquired was based on estimates and assumptions. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted cash flows of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates, customer attrition rates, and technology obsolescence rates.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed as of December 31, 2024 ($ in millions):

Total
Accounts receivable	$18.1
Inventories	34.4
Property, plant and equipment	19.7
Goodwill	1,175.0
Other intangible assets (customer relationships, technology, and trade names)	681.2
Deferred tax liabilities	(191.8)
Other assets and liabilities, net	(18.4)
Net cash consideration	$1,718.2
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
Divestitures
In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result of the divestiture, in the year ended December 31, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Statements of Earnings. The divested businesses accounted for less than 1.0% of total revenue and less than 1.0% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
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
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2024	2023
Land and improvements	$45.1	$54.4
Buildings and leasehold improvements	284.0	317.2
Machinery, equipment and other	932.6	877.2
Gross property, plant and equipment	1,261.7	1,248.8
Less: accumulated depreciation	(828.6)	(809.0)
Property, plant and equipment, net	$433.1	$439.8
Property Sale
On March 14, 2024, we sold land and certain office buildings in our PT segment for $90 million, for which we received $20 million in cash proceeds and a $70 million promissory note secured by a letter of credit. We received $10 million of principal in August and the remaining in November 2024. During the year ended December 31, 2024, we recorded a gain on sale of property of $63.1 million in the Consolidated Statements of Earnings.

Concurrently, using a portion of the proceeds from the property sale, we pledged a charitable contribution of $20 million to the Fortive Foundation (the “Foundation”), which had no donor imposed conditions or restrictions. The Foundation, a not-for-profit entity established to expand our philanthropic efforts, is a related party due to certain Fortive executives serving as members of the entity’s board of directors. The charitable contribution is recorded within the “Other non-operating expense, net” line in the Consolidated Statements of Earnings. In the third quarter of 2024, $20 million of the promissory note due in November 2024 was reassigned to the Foundation.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
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
We performed goodwill impairment testing for our reporting units, and no goodwill impairment charges were recorded for the years ended December 31, 2024, 2023, and 2022. We assessed all “triggering” events subsequent to the performance of the 2024 annual impairment test and, as a result, have not identified any impacts to goodwill. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of our goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total
Balance, December 31, 2022	$4,074.4	$1,857.1	$3,117.0	$9,048.5
Attributable to current year acquisitions	56.7	—	—	56.7
Foreign currency translation and other	17.8	(0.6)	(0.7)	16.5
Balance, December 31, 2023	4,148.9	1,856.5	3,116.3	9,121.7
Measurement period adjustments for prior year acquisitions	0.6	—	—	0.6
Attributable to current year acquisitions	—	1,175.0	—	1,175.0
Foreign currency translation	(27.8)	(91.5)	(22.0)	(141.3)
Balance, December 31, 2024	$4,121.7	$2,940.0	$3,094.3	$10,156.0
Due to the Segment Realignment, the beginning goodwill balances for PT and AHS have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment. Refer to Note 3 for more information related to goodwill attributable to acquisitions.
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,268.4	$(816.5)	$1,139.6	$(687.1)
Customer relationships and other intangibles	4,003.7	(1,862.5)	3,568.0	(1,573.2)
Trademarks and trade names	172.5	(34.4)	117.7	(19.8)
Total finite-lived intangibles	5,444.6	(2,713.4)	4,825.3	(2,280.1)
Indefinite-lived intangibles:
Trademarks and trade names	608.8	—	614.6	—
Total intangibles	$6,053.4	$(2,713.4)	$5,439.9	$(2,280.1)
During the year ended December 31, 2024, we acquired finite-lived intangible assets, consisting of customer relationships, developed technology, and trade names, with a weighted average life of approximately nine years as a result of the EA acquisition.
Total intangible amortization expense in 2024, 2023, and 2022 was $453 million, $370 million and $382 million, respectively. Based on the intangible assets recorded as of December 31, 2024, amortization expense is estimated to be $447 million during 2025, $429 million during 2026, $398 million during 2027, $372 million during 2028, and $268 million during 2029.
We evaluated events or circumstances that may indicate the carrying value of our intangible assets may not be fully recoverable during the year ended December 31, 2024, and recorded no material impairments.
NOTE 6. FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Deferred compensation liabilities	$—	$46.7	$—	$46.7
December 31, 2023
Deferred compensation liabilities	$—	$39.9	$—	$39.9
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$376.2	$376.3	$—	$—
Long-term debt, net of current maturities	3,331.1	3,243.8	3,646.2	3,539.4
As of December 31, 2024 and 2023, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
Refer to Note 10 for information related to the fair value of the assets related to the significant Company-sponsored noncontributory defined benefit pension plans.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2024		2023
	Current	Long-term	Current	Long-term
Deferred revenue	$553.2	$58.9	$544.6	$45.8
Compensation and other post-retirement benefits	244.5	56.5	278.9	53.7
Taxes, income and other	145.8	894.4	129.8	809.0
Operating lease liabilities	36.8	132.8	37.6	126.3
Sales and product allowances	16.8	0.1	17.6	—
Warranty	19.6	0.8	19.4	1.4
Claims, including self-insurance and litigation	5.2	14.7	6.4	14.4
Pension obligations	4.5	80.7	4.6	88.7
Other	158.4	12.1	143.8	9.7
Total	$1,184.8	$1,251.0	$1,182.7	$1,149.0
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. Warranty related activity for the periods presented was immaterial.
NOTE 8. LEASES
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
Operating lease cost was $51 million, $49 million, and $56 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the years ended December 31, 2024, 2023, and 2022, cash paid for operating leases included in operating cash flows was $49 million, $47 million, and $50 million, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $33 million and $31 million for the years ended December 31, 2024 and 2023, respectively. Operating lease ROU assets were $164 million and $155 million as of December 31, 2024 and 2023, respectively. Operating lease liabilities were $170 million and $164 million as of December 31, 2024 and 2023, respectively.

The following table presents the maturities of our operating lease liabilities as of December 31, 2024 ($ in millions):

2025	$38.4
2026	37.3
2027	30.1
2028	22.4
2029	17.3
Thereafter	51.8
Total lease payments	197.3
Less: imputed interest	(27.7)
Total operating lease liabilities	$169.6
As of December 31, 2024 and 2023, the weighted average lease term of our operating leases was 7.2 years and 9 years, respectively, and the weighted average discount rate of our operating leases was 3.9% and 3.6%, respectively. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2024, we did not enter into operating leases for which the lease term had not yet commenced.
NOTE 9. FINANCING
The components of our debt as of December 31 were as follows ($ in millions):

	2024	2023
U.S. dollar-denominated commercial paper	$650.0	$1,251.2
3.7% Euro-denominated senior unsecured notes due 2026	517.7	—
3.7% Euro-denominated senior unsecured notes due 2029	724.8	—
Euro Term Loan due 2025	284.7	303.6
Yen Term Loan due 2025	91.6	102.1
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Delayed-Draw Term Loan due 2024	—	550.0
Long-term debt, principal amounts	3,718.8	3,656.9
Less: aggregate unamortized debt discounts, premiums, and issuance costs	11.5	10.7
Long-term debt, carrying value	3,707.3	3,646.2
Less: current portion of long-term debt	376.2	—
Long-term debt, net of current maturities	$3,331.1	$3,646.2
Commercial Paper Programs
We periodically issue commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 and 183 days, respectively.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”). As of December 31, 2024, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.
The details of our Commercial Paper Programs as of December 31, 2024 were as follows ($ in millions):

	Carrying value (a)	Weighted average annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$648.9	4.7%	39
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
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2024 as long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
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
As of December 31, 2024 and 2023, we were in compliance with all covenants under the Amended and Restated Credit Agreement.
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
The 2026 Notes and 2029 Notes contain customary covenants. None of these covenants are considered restrictive to our operations and as of December 31, 2024, we were in compliance with all of our covenants.
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
Registered Notes
As of December 31, 2024, we had outstanding the following senior notes, collectively the “Registered Notes”:
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2024, we were in compliance with all of our covenants.
Delayed-Draw Term Loan due 2024
On December 7, 2023, we entered into a term loan credit agreement, which provides for a delayed-draw term loan facility up to an aggregate principal amount of $1.3 billion (the “Term Loan Credit Agreement”). On December 14, 2023 and January 2, 2024, we drew down $550 million and $450 million of the $1.3 billion available under the delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2024”) as a Term SOFR Loan, as part of the funding for the acquisition of EA, with $1.0 billion outstanding immediately following such additional draw. Refer to Note 3 for additional information regarding the EA acquisition. The Delayed-Draw Term Loan Due 2024 bore interest at a variable rate equal to Term SOFR plus a margin of between 75 and 125 basis point, depending on the Company’s long-term credit rating. On February 13, 2024, we used the net proceeds from the 2026 Notes and 2029 Notes to refinance the entire $1.0 billion outstanding principal and accrued interest thereon.
Delayed-Draw Term Loan due 2023
On August 24, 2023, we repaid $250 million of the Delayed-Draw Term Loan Due 2023. On December 14, 2023, we repaid the remaining $750 million in outstanding principal and accrued interest thereon using the proceeds from the Delayed-Draw Term Loan Due 2024 and available cash.
Convertible Senior Notes
On February 22, 2019, we issued $1.4 billion in aggregate principal amount of our 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”). Upon adopting ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2022, we reclassified the carrying value of the instrument wholly to debt, eliminating the value formerly attributable to the conversion feature and the associated debt issuance costs that were previously classified as equity.
On February 15, 2022, the maturity date of the Convertible Notes, Fortive repaid, in cash, $1.2 billion in outstanding principal and accrued interest thereon.
The Company’s future minimum principal payments due are presented in the following table:

2025	$376.3
2026	1,417.7
2027	—
2028	—
2029	724.8
Thereafter	550.0
Total principal payments (a)	$3,068.8

(a) The table above does not include principal balance of $650 million under the Commercial Paper Program.
We made interest payments of $136 million, $131 million, and $92 million during the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 10. RETIREMENT BENEFIT PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Our U.S. pension plans are frozen, and as such, there are no ongoing benefit accruals associated with the U.S. pension plans. The following describes our significant pension plans as of December 31, 2024 and 2023.
The following sets forth the funded status of our plans and amounts recorded in Accumulated other comprehensive income (loss) as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Change in pension benefit obligation:
Benefit obligation at beginning of year	$33.2	$33.1	$253.4	$230.7
Service cost	—	—	2.8	2.6
Interest cost	1.6	1.7	7.9	8.8
Employee contributions	—	—	1.4	1.4
Benefits paid and other plan costs	(2.2)	(2.1)	(12.2)	(11.4)
Actuarial loss (gain)	(0.7)	0.5	(1.3)	12.5
Amendments, settlements and curtailments	—	—	(5.5)	(1.8)
Plan acquisitions and other	—	—	1.6	(0.4)
Foreign exchange rate impact	—	—	(13.3)	11.0
Benefit obligation at end of year	31.9	33.2	234.8	253.4
Change in plan assets:
Fair value of plan assets at beginning of year	27.6	25.9	176.8	162.7
Actual return on plan assets	2.4	2.3	0.9	6.4
Employer contributions	1.2	1.4	8.0	10.9
Employee contributions	—	—	1.4	1.4
Amendments and settlements	—	—	(4.3)	(1.2)
Benefits paid and other plan costs	(2.2)	(2.0)	(12.1)	(11.4)
Plan acquisitions and other	—	—	1.5	(0.3)
Foreign exchange rate impact	—	—	(8.0)	8.3
Fair value of plan assets at end of year	29.0	27.6	164.2	176.8
Funded status	$(2.9)	$(5.6)	$(70.6)	$(76.6)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2024 and 2023 is immaterial.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Amounts recorded in the Consolidated Balance Sheets as of December 31
Other assets	$2.2	$—	$9.5	$11.1
Accrued expenses and other current liabilities	(0.6)	(0.6)	(3.9)	(4.0)
Other long-term liabilities	(4.5)	(5.0)	(76.2)	(83.7)
Net amount	$(2.9)	$(5.6)	$(70.6)	$(76.6)

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Amounts recorded in AOCI as of December 31
Prior service cost	$—	$—	$(0.6)	$(1.2)
Net gain (loss)	3.7	2.1	(50.4)	(48.3)
Total pre-tax amount	$3.7	$2.1	$(51.0)	$(49.5)

Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2024	2023	2024	2023
Discount rate	5.62%	5.14%	3.38%	3.33%
Rate of compensation increase (a)	N/A	N/A	2.66%	2.65%

(a) The frozen U.S. pension plans do not use the rate of compensation increase as an input in determining the benefit obligations at date of measurement.

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$2.8	$2.6	$3.5
Interest cost	1.6	1.7	1.1	7.9	8.8	3.4
Expected return on plan assets	(1.6)	(1.4)	(1.4)	(7.7)	(7.1)	(5.2)
Amortization of net loss	0.1	0.1	0.1	0.9	0.7	2.6
Amortization of prior service cost	—	—	—	0.2	0.2	0.2
Net curtailment and settlement loss recognized	—	—	—	(0.8)	(0.1)	(1.2)
Net periodic pension cost	$0.1	$0.4	$(0.2)	$3.3	$5.1	$3.3

Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.14%	5.42%	2.82%	3.33%	3.94%	1.31%
Expected return on plan assets	6.48%	6.47%	5.20%	4.51%	4.36%	2.58%
Rate of compensation increase (a)	N/A	N/A	N/A	2.77%	2.73%	2.43%

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
The expected rates of return reflect the asset allocation of the plans and ranged from 1.75% to 6.48% in 2024, 1.50% to 6.47% in 2023, and 1.25% to 5.20% in 2022. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.

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
The fair values of our pension plan assets as of December 31, 2024, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$43.6	$—	$—	$43.6
Mutual funds	—	41.9	—	41.9
Insurance contracts	—	26.3	—	26.3
Total	$43.6	$68.2	$—	$111.8
Investments measured at NAV(a):
Mutual funds				61.3
Other private investments				20.1
Total assets at fair value				$193.2

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

Expected Contributions
During 2024, we contributed $1 million and $8 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2025, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $1 million and $8 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2025	$2.5	$13.2	$15.7
2026	2.5	13.0	15.5
2027	2.6	13.3	15.9
2028	2.6	14.2	16.8
2029	2.6	13.6	16.2
2030-2034	12.5	66.8	79.3
Defined Contribution Plans
We administer and maintain 401(k) programs and contributions to the 401(k) programs are determined based on a percentage of compensation. We recognized compensation expense for our participating U.S. employees in the 401(k) programs totaling $63 million in 2024, $61 million in 2023, and $60 million in 2022.
NOTE 11. SALES
We derive revenue primarily from the sales of products, including software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products, software, or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $118 million as of December 31, 2024 and $108 million as of December 31, 2023. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year, and costs associated with assets used by our customers in certain service arrangements. As of December 31, 2024 and 2023, we had $59 million and $51 million, respectively, in net revenue-related contract cost assets primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2024	2023
Deferred revenue - current	$553.2	$544.6
Deferred revenue - noncurrent	58.9	45.8
Total contract liabilities	$612.1	$590.4
In the year ended December 31, 2024, we recognized $470 million of revenue related to our contract liabilities at January 1, 2024. The change in our contract liabilities from December 31, 2023 to December 31, 2024 was primarily due to the timing of billings and recognition as revenue of subscription-based software contracts, PCS and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments as of December 31, 2024 is as follows ($ in millions):

2024
Intelligent Operating Solutions	$610.4
Precision Technologies	57.8
Advanced Healthcare Solutions	93.9
Total remaining performance obligations	$762.1
The majority of remaining performance obligations are related to subscription-based software contracts, and service and support contracts, which we expect to fulfill approximately 80 percent within the next two years, approximately 90 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Disaggregation of revenue for the year ended December 31, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$5,282.3	$2,281.3	$1,988.6	$1,012.4
Sales of services	949.5	433.4	240.8	275.3
Total	$6,231.8	$2,714.7	$2,229.4	$1,287.7

Geographic:
United States	$3,372.0	$1,514.2	$1,136.3	$721.5
China	648.2	219.8	325.0	103.4
All other	2,211.6	980.7	768.1	462.8
Total	$6,231.8	$2,714.7	$2,229.4	$1,287.7

End markets: (a)
Direct sales:
Healthcare	$1,451.8	$46.6	$188.0	$1,217.2
Industrial & Manufacturing	1,336.2	947.1	370.8	18.3
Government	590.2	310.2	241.4	38.6
Utilities & Power	427.4	198.6	228.8	—
Communication, Electronics & Semiconductor	368.1	112.4	255.7	—
Aerospace & Defense	331.2	0.5	330.7	—
Retail & Consumer	335.1	270.8	64.3	—
Oil & Gas	293.7	281.8	11.9	—
Other	717.9	392.5	325.4	—
Total direct sales	5,851.6	2,560.5	2,017.0	1,274.1
Distributors	380.2	154.2	212.4	13.6
Total	$6,231.8	$2,714.7	$2,229.4	$1,287.7

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the year ended December 31, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$5,137.7	$2,202.5	$1,979.0	$956.2
Sales of services	927.6	409.7	244.7	273.2
Total	$6,065.3	$2,612.2	$2,223.7	$1,229.4

Geographic:
United States	$3,288.4	$1,441.6	$1,165.1	$681.7
China	694.9	228.6	361.8	104.5
All other	2,082.0	942.0	696.8	443.2
Total	$6,065.3	$2,612.2	$2,223.7	$1,229.4

End markets:(a)
Direct sales:
Healthcare	$1,431.7	$47.6	$221.7	$1,162.4
Industrial & Manufacturing	1,410.1	931.4	461.3	17.4
Government	555.0	288.5	229.8	36.7
Utilities & Power	400.2	189.3	210.9	—
Communication, Electronics & Semiconductor	398.3	100.4	297.9	—
Aerospace & Defense	303.7	0.6	303.1	—
Retail & Consumer	338.6	258.2	80.4	—
Oil & Gas	281.7	271.6	10.1	—
Other	689.0	384.7	304.3	—
Total direct sales	5,808.3	2,472.3	2,119.5	1,216.5
Distributors	257.0	139.9	104.2	12.9
Total	$6,065.3	$2,612.2	$2,223.7	$1,229.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

Disaggregation of revenue for the year ended December 31, 2022 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$4,920.1	$2,097.2	$1,900.8	$922.1
Sales of services	905.6	368.9	251.5	285.2
Total	$5,825.7	$2,466.1	$2,152.3	$1,207.3

Geographic:
United States	$3,136.8	$1,356.0	$1,107.9	$672.9
China	702.1	217.9	378.7	105.5
All other	1,986.8	892.2	665.7	428.9
Total	$5,825.7	$2,466.1	$2,152.3	$1,207.3

End markets:(a)
Direct sales:
Healthcare	$1,458.0	$46.5	$270.4	$1,141.1
Industrial & Manufacturing	1,352.0	887.9	446.2	17.9
Government	471.0	241.3	194.8	34.9
Utilities & Power	368.9	183.1	185.8	—
Communication, Electronics & Semiconductor	399.8	96.3	303.5	—
Aerospace & Defense	259.7	0.6	259.1	—
Retail & Consumer	335.7	248.9	86.8	—
Oil & Gas	271.1	262.1	9.0	—
Other	657.9	367.8	289.9	0.2
Total direct sales	5,574.1	2,334.5	2,045.5	1,194.1
Distributors	251.6	131.6	106.8	13.2
Total	$5,825.7	$2,466.1	$2,152.3	$1,207.3

(a) Direct sales by end market include sales made through third-party distributors where we have visibility into the end customer.

NOTE 12. INCOME TAXES
Earnings and Income Taxes
Earnings before income taxes for the years ended December 31 were as follows ($ in millions):

	2024	2023	2022
United States	$705.1	$698.2	$587.7
International	264.5	292.6	285.8
Total	$969.6	$990.8	$873.5

The provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2024	2023	2022
Current:
Federal U.S.	$51.9	$108.8	$75.4
Non-U.S.	138.3	97.3	85.3
State and local	11.5	23.0	19.7
Deferred:
Federal U.S.	(32.0)	(72.0)	(32.8)
Non-U.S.	(12.0)	(23.3)	8.6
State and local	(21.0)	(8.8)	(37.9)
Income tax provision	$136.7	$125.0	$118.3
Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	(1.1)%	0.9%	(1.8)%
Foreign income taxed at different rates than U.S. statutory rate	2.6%	(0.1)%	0.1%
U.S. federal permanent differences related to the TCJA	(7.8)%	(7.7)%	(7.0)%
Separation transaction tax costs	3.3%	—%	—%
Effect of change in tax rates enacted in the current period	(0.2)%	(2.6)%	0.3%
Changes in valuation allowances	(2.8)%	1.7%	1.8%
Uncertain tax positions	(2.2)%	(1.2)%	(1.5)%
Other	1.3%	0.6%	0.6%
Effective income tax rate	14.1%	12.6%	13.5%
Our effective tax rate for 2024 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the Tax Cuts and Jobs Act (“TCJA”), U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, a decrease in our uncertain tax positions, non-deductible transaction costs related to the Separation and the effect of changes in tax rates enacted in the current period.
We made income tax payments of $220 million, $225 million, and $148 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2024	2023
Deferred Tax Assets:
Operating lease liabilities	$41.1	$38.7
Inventories	20.0	14.8
Pension benefits	27.8	27.2
Stock-based compensation expense	38.4	36.2
Capitalized expenses	228.5	233.3
Tax credit and loss carryforwards	432.9	377.7
Accruals, prepayments, and other	35.6	79.1
Valuation allowances	(311.8)	(282.4)
Total deferred tax assets	$512.5	$524.6
Deferred Tax Liabilities:
Property, plant and equipment	$(8.7)	$(36.8)
Operating lease right-of-use assets	(39.3)	(36.0)
Insurance, including self-insurance	(221.9)	(211.9)
Goodwill, other intangibles, and other	(886.1)	(748.7)
Total deferred tax liabilities	(1,156.0)	(1,033.4)
Net deferred tax liability	$(643.5)	$(508.8)
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
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $485 million and $519 million inclusive of valuation allowances of $30 million and $38 million as of December 31, 2024 and 2023, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $159 million and net deferred tax assets of $10 million, inclusive of valuation allowances of $282 million and $245 million, as of December 31, 2024 and 2023, respectively. Our valuation allowance increased by $29 million and by $208 million during the years ended December 31, 2024 and 2023, respectively, due primarily to foreign credits and net operating losses in both years.
As of December 31, 2024, our U.S. and non-U.S. net operating loss carryforwards totaled $1.9 billion, of which $52 million is related to federal net operating loss carryforwards, $740 million is related to state net operating loss carryforwards, and $1.1 billion is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2024 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $203 million, before applicable valuation allowances of $98 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2025 through 2043. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2024, our U.S. and non-U.S. tax credit carryforwards totaled $230 million, which is primarily related to non-U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2025 through 2043. As of December 31, 2024, we maintain a $186 million valuation allowance related to certain tax credit carryforwards.
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
As of December 31, 2024, gross unrecognized tax benefits were $145 million ($155 million total, including $28 million associated with interest and penalties, and net of the impact of $18 million of indirect tax benefits). As of December 31, 2023, gross unrecognized tax benefits were $176 million ($189 million total, including $31 million associated with interest and penalties, and net of the impact of $18 million of indirect tax benefits). We recognized approximately $13 million, $11 million and $10 million in potential interest and penalties associated with uncertain tax positions during 2024, 2023, and 2022, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2014 to 2024. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, and the Vontier separation on October 9, 2020. Some examinations may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. It is reasonably possible that $55 million in unrecognized tax benefits may be resolved in the next twelve months, due to statute of limitations expiration.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2024	2023	2022
Unrecognized tax benefits, beginning of year	$176.1	$178.2	$193.0
Additions based on tax positions related to the current year	16.3	21.6	6.2
Additions for tax positions of prior years	4.5	13.5	11.2
Reductions for tax positions of prior years	(1.8)	(3.0)	(6.3)
Lapse of statute of limitations	(39.7)	(33.0)	(24.4)
Settlements	(8.9)	(2.2)	—
Effect of foreign currency translation	(2.6)	—	(1.5)
Acquisition related adjustments	1.2	1.0	—
Unrecognized tax benefits, end of year	$145.1	$176.1	$178.2

Repatriation and Unremitted Earnings
As of December 31, 2024, we recorded estimated incremental foreign remittance taxes of $5 million on the planned 2025 repatriation of $52 million of previously unremitted earnings from 2024 and prior periods.
As of December 31, 2024, the earnings we plan to reinvest indefinitely outside of the United States for which foreign deferred taxes have not been provided was estimated at $1.9 billion. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives we could employ if we repatriated these earnings.
NOTE 13. LITIGATION AND CONTINGENCIES
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
In accordance with accounting guidance, we record a liability in our consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, we do not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves we have established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings. Refer to Note 7 for information about the amount of our accruals for self-insurance and litigation liability.
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
In addition to environmental compliance costs, from time to time, we incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the United States Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where we and others previously disposed of hazardous wastes and/or of which we are or were property owners require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under United States federal and state environmental laws. We have projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. From time to time we are also party to personal injury or other claims brought by private parties alleging injury due to the presence of, or exposure to, hazardous substances.
We have recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites we and our subsidiaries owned or formerly owned and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of both December 31, 2024 and 2023, we had reserves of $7 million and $6 million, respectively, recorded within Accrued expenses and Other liabilities in the Consolidated Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflects our best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
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
As of December 31, 2024 and 2023, we had approximately $61 million and $57 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
We have entered into agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2024, the aggregate amount of our purchase obligations totaled $446 million, of which $366 million are expected to be settled within one year of December 31, 2024.

NOTE 14. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 43 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2024, approximately 12.1 million shares of our common stock remain available for issuance under the Stock Plan.
Stock options under the Stock Plan generally vest pro rata over a four-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Fortive’s common stock on the NYSE on the date of grant, while stock options issued as conversion awards in connection with the separation from Danaher were priced to maintain the economic value before and after the separation.
RSUs granted under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees generally vest over four years, although certain other employees and non-employee directors may be awarded RSUs with different time-based vesting criteria. Certain members of our senior management are also awarded incremental RSUs subject to performance-based vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding.
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

The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2024	2023	2022
Stock Awards:
Pretax compensation expense	$77.4	$78.4	$60.1
Income tax benefit	(11.8)	(11.0)	(8.7)
Stock Award expense, net of income taxes	65.6	67.4	51.4
Stock options:
Pretax compensation expense	31.8	34.9	33.7
Income tax benefit	(4.7)	(4.6)	(5.1)
Stock option expense, net of income taxes	27.1	30.3	28.6
Total stock-based compensation:
Pretax compensation expense	109.2	113.3	93.8
Income tax benefit	(16.5)	(15.6)	(13.8)
Total stock-based compensation, net of income taxes	$92.7	$97.7	$80.0
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the consolidated financial statements. During the years ended December 31, 2024, 2023, and 2022 we realized an Excess Tax Benefit of $8.2 million, $3.8 million, and $1 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2024. This compensation cost is expected to be recognized over a weighted average period of approximately 1.5 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$100.9
Stock options	39.1
Total unrecognized compensation cost	$140.0
Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2024	2023	2022
Risk-free interest rate	3.8% - 4.4%	3.5% - 4.5%	1.7% - 3.9%
Volatility (a)	28.8%	28.6%	29.3%
Dividend yield (b)	0.4%	0.4%	0.4%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

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

The following summarizes option activity under the Stock Plan (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	11.3	$56.70
Granted	1.5	66.78
Exercised	(1.4)	45.21
Canceled/forfeited	(0.5)	66.21
Outstanding as of December 31, 2023	10.9	59.06
Granted	1.5	82.59
Exercised	(2.0)	50.54
Canceled/forfeited	(0.4)	71.01
Outstanding as of December 31, 2024	10.0	63.80	6	$123.6
Vested and expected to vest as of December 31, 2024 (a)	9.9	63.63	5	$123.0
Exercisable as of December 31, 2024	5.8	58.25	4	$97.7

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Stock Plan for the years ended December 31 ($ in millions):

	2024	2023	2022
Aggregate intrinsic value of stock options exercised	$56.6	$35.9	$12.4
Cash receipts from stock options exercised	$96.9	$51.5	$17.6
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2024 and 2023 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	3.1	$66.00
Granted	1.3	67.32
Vested	(0.8)	67.09
Forfeited	(0.3)	66.12
Unvested as of December 31, 2023	3.3	66.30
Granted	1.3	81.81
Vested	(0.9)	66.29
Forfeited	(0.3)	71.16
Unvested as of December 31, 2024	3.4	72.06
NOTE 15. CAPITAL STOCK AND EARNINGS PER SHARE
Common Stock
Under our amended and restated certificate of incorporation, as of July 1, 2016, our authorized capital stock consists of 2.0 billion common shares with a par value of $0.01 per share and 15 million preferred shares with a par value of $0.01 per share.

Each share of our common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Our Board is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of the Company through certain types of takeover practices. Beginning in the fourth quarter of 2023, we increased the quarterly dividend paid on our common stock from $0.07 per share to $0.08 per share.
Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares, with 8 million remaining authorized under the share repurchase program as of December 31, 2024. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
During the years ended December 31, 2024, 2023, and 2022, respectively, the Company purchased 12 million, 4 million, and 7 million shares of its common stock at an average share price of $73.93 and $68.20, and $63.25. Our common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within Common stock repurchases in the consolidated statement of equity. The payment of the excise tax is recorded within Repurchase of common shares in the consolidated statement of cash flows.
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
For the years ended December 31, 2024, 2023, and 2022, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 1.2 million shares, 0.5 million shares, and 7.3 million shares, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net earnings	$832.9	$865.8	$755.2
Add-back: Convertible note interest add-back (“if-converted” method)	—	—	1.8
Diluted Net earnings	$832.9	$865.8	$757.0

Denominator
Weighted average common shares outstanding used in basic earnings per share	349.2	352.5	356.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.6	3.1	2.8
Conversion of convertible notes (if converted method)	—	—	1.6
Weighted average common shares outstanding used in diluted earnings per share	352.8	355.6	360.8

Net earnings per common share - Basic	$2.39	$2.46	$2.12
Net earnings per common share - Diluted	$2.36	$2.43	$2.10

NOTE 16. SEGMENT INFORMATION
We report our results in three separate business segments consisting of Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions. We determine our business segments based on the identification of segment managers and similarities in products, end markets, economic characteristics, technologies, and services, as well as the financial data utilized by the Company's chief executive officer. The Company's chief operating decision maker ("CODM") is the chief executive officer.
The CODM uses gross profit and operating profit at the segment level to assess performance and allocate resources, including merger and acquisition targets. The CODM also compares the actual results to expectations in assessing the performance of the segments. Gross profit represents total revenue less total cost of sales. Operating expenses generally include selling, general and administrative expenses, and research and development expenses. Depreciation expense is allocated between Cost of sales and Selling, general, and administrative expenses. Amortization expense is recorded within Selling, general, and administrative expenses. Operating profit represents gross profit less operating expenses. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the combined totals. Unallocated costs and other costs are not considered part of our evaluation of reportable segment operating performance.
On January 1, 2024, we realigned Invetech from the AHS segment to the PT segment. Prior period segment amounts have been recast to conform to the revised segment presentation. Refer to Note 1 for further information on the realignment.
Segment results for the year ended December 31, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$6,231.8	$2,714.7	$2,229.4	$1,287.7	$—
Cost of sales	(2,500.8)	(888.6)	(1,073.3)	(538.9)	—
Gross profit	3,731.0	1,826.1	1,156.1	748.8	—
Operating expenses	(2,587.5)	(1,121.5)	(719.2)	(593.2)	(153.6)
Gain on sale of property (a)	63.1	—	63.1	—	—
Operating profit (loss)	1,206.6	704.6	500.0	155.6	(153.6)
Non-operating income (expense), net
Interest expense, net	(152.8)	—	—	—	(152.8)
Loss from divestiture (a)	(25.6)	—	—	—	(25.6)
Other non-operating expense, net	(58.6)	—	—	—	(58.6)
Earnings before income taxes	$969.6	$704.6	$500.0	$155.6	$(390.6)

Depreciation and amortization expenses	$(543.9)	$(228.8)	$(113.0)	$(201.2)	$(0.9)

Capital expenditure	$(120.4)	$(67.6)	$(34.3)	$(15.6)	$(2.9)

(a) Refer to Note 4 and Note 3, respectively, for further detail on Gain on sale of property, and Loss from divestiture.

Segment results for the year ended December 31, 2023 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$6,065.3	$2,612.2	$2,223.7	$1,229.4	$—
Cost of sales	(2,471.2)	(875.1)	(1,064.7)	(531.4)	—
Gross profit	3,594.1	1,737.1	1,159.0	698.0	—
Operating expenses	(2,460.4)	(1,108.3)	(614.8)	(596.4)	(140.9)
Operating profit (loss)	1,133.7	628.8	544.2	101.6	(140.9)
Non-operating income (expense), net
Interest expense, net	(123.5)	—	—	—	(123.5)
Other non-operating expense, net	(19.4)	—	—	—	(19.4)
Earnings before income taxes	$990.8	$628.8	$544.2	$101.6	$(283.8)

Depreciation and amortization expenses	$(456.8)	$(219.4)	$(30.8)	$(202.6)	$(4.0)

Capital expenditure	$(107.8)	$(55.7)	$(29.1)	$(17.7)	$(5.3)
Segment results for the year ended December 31, 2022 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$5,825.7	$2,466.1	$2,152.3	$1,207.3	$—
Cost of sales	(2,462.3)	(863.5)	(1,066.9)	(531.9)	—
Gross profit	3,363.4	1,602.6	1,085.4	675.4	—
Operating expenses	(2,358.1)	(1,083.2)	(581.8)	(579.8)	(113.3)
Russia exit and wind down costs (a)	(17.9)	—	—	—	(17.9)
Operating profit (loss)	987.4	519.4	503.6	95.6	(131.2)
Non-operating income (expense), net
Interest expense, net	(98.3)	—	—	—	(98.3)
Other non-operating expense, net	(15.6)	—	—	—	(15.6)
Earnings before income taxes	$873.5	$519.4	$503.6	$95.6	$(245.1)

Depreciation and amortization expenses	$(465.6)	$(218.3)	$(38.3)	$(205.2)	$(3.8)

Capital expenditure	$(95.8)	$(36.7)	$(30.8)	$(15.8)	$(12.5)

(a) Refer to Note 1 for further detail on Russia exit and wind down costs.

Segment Assets:

	As of December 31,
($ in millions)	2024	2023
Intelligent Operating Solutions	$6,320.1	$6,550.0
Precision Technologies	4,691.9	3,064.3
Advanced Healthcare Solutions	5,008.6	5,211.7
Total segment assets	16,020.6	14,826.0
Other (a)	995.5	2,085.8
Total assets	$17,016.1	$16,911.8

(a) Other represents corporate assets which consist primarily of cash, property, plant, and equipment, and net deferred income tax assets.
Operations in Geographic Areas:

	As of December 31,
($ in millions)	2024	2023
Property, plant and equipment, net:
United States	$338.8	$369.0
All other	94.3	70.8
Total	$433.1	$439.8

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
The Company acquired EA Elektro-Automatik Holding GmbH (“EA”) during the year ended December 31, 2024. The Company has not yet fully incorporated the internal controls and procedures of the EA acquisition into the Company’s internal control over financial reporting, and as such, management excluded the EA acquisition from its assessment. The assets and revenues of the EA acquisition excluded from management’s assessment of internal controls constituted approximately 12% of the Company’s total assets as of December 31, 2024 and less than 2% of the Company’s total revenues for the year ended December 31, 2024, respectively.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Compensatory Arrangements of Certain Officers
As previously announced by Fortive Corporation (the “Company”), upon consummation of the proposed spin-off (the “Proposed Spin-Off”) of Ralliant Corporation (“Ralliant”) into a separate, publicly-traded company, (i) Olumide Soroye, the Company’s current President and Chief Executive Officer of the Company’s Intelligent Operating Solutions and Advanced Healthcare Solutions segments, will be appointed as the President and Chief Executive Officer of the Company and (ii) Tamara Newcombe, the Company’s current President and Chief Executive Officer of the Company’s Precision Technologies segment, will be appointed as the President and Chief Executive Officer of Ralliant.
In connection with such anticipated appointments, the Company entered into offer letters with each of Mr. Soroye (the “Soroye Offer Letter”) and Ms. Newcombe (the “Newcombe Offer Letter”), in each case, dated as of February 24, 2025.
Pursuant to the Soroye Offer Letter, Mr. Soroye will receive the following changes in his compensation:
•Effective April 1, 2025, an annual base salary of $1.0 million, reflecting a $250,000 increase from his annual base salary in 2024;
•Beginning in 2025, eligibility to participate in the Company’s annual incentive compensation plan with a target bonus of 135% of his base salary, reflecting a percentage decrease from 150% of his base salary in 2024;
•A target equity award of $8.5 million for 2025, comprised of a $5.5 million annual target equity award to be granted by the Company in March 2025, which is a continuation of his target equity award level in March 2024, and a $3.0 million one-time incremental equity award to be granted by the Company at the time of the Proposed Spin-Off;
•A one-time promotional target equity award of $2.0 million granted at the time of the Proposed Spin-Off; and
•Personal use of the corporate aircraft with a personal allowance of $150,000 annually.
Pursuant to the Newcombe Offer Letter, which will be assigned to Ralliant at the time of the Proposed Spin-Off, Ms. Newcombe will receive the following changes in her compensation:

•Effective April 1, 2025, an annual base salary of $1.0 million, reflecting a $275,000 increase from her annual base salary in 2024;
•Beginning in 2025, eligibility to participate in the Company’s annual incentive compensation plan with a target bonus of 125% of her base salary, reflecting a percentage decrease from 150% of her base salary in 2024; provided, however, that following the Proposed Spin-Off, Ms. Newcombe’s participation in the Company’s annual incentive compensation plan will terminate and she will instead become a participant in Ralliant’s annual incentive compensation plan with an expected target bonus of 125% of her base salary, including with respect to her service for the portion of 2025 prior to the Proposed Spin-Off;
•A target equity award of $5.5 million for 2025, comprised of a $4.5 million annual target equity award to be granted by the Company in March 2025, which is a continuation of her target equity award level in March 2024, and a $1 million one-time incremental equity award to be granted by Ralliant after the Proposed Spin-Off; and
•A one-time equity award of $4.125 million to be granted by Ralliant following the Proposed Spin-Off, comprised of $2.125 million one-time founder’s equity award and $2.0 million one-time equity award in recognition of the equity opportunity forgone with respect to prior Fortive equity awards in connection with the Proposed Separation.
The above description of the Newcombe Offer Letter and the Soroye Offer Letter is not complete and is qualified in its entirety by reference to the text of the offer letters, which are filed with this Annual Report on Form 10-K as Exhibits 10.21, and 10.22, respectively.
Disclosures Pursuant to Section 10(b) of the Securities Exchange Act of 1934
During the fourth quarter ended December 31, 2024, no directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Directors and Corporate Governance in the Proxy Statement for our 2025 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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
Insider Trading Arrangements and Policies
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, and the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, Pay versus Performance Disclosure and Director Compensation in the Proxy Statement for our 2025 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Ownership of Our Stock, and Equity Compensation Plan Information in the Proxy Statement for our 2025 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance - Director Independence and Certain Relationships and Related Transactions in the Proxy Statement for our 2025 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2025 annual meeting.

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
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	102

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form10-Q for the quarter ended June 28, 2024 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on November 8, 2022 (Commission File Number: 1-37654)

4.1	Description of Securities	Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File Number: 1-37654)

4.2	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.3	Indenture, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024 (Commission File Number: 1-37654)

4.4	Supplemental Indenture No.1, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024 (Commission File Number: 1-37654)

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

10.2	Term Loan Credit Agreement, dated as of December 7, 2023, among Fortive Corporation, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 12, 2023 (Commission File Number: 1-37654)

10.3	Fortive Corporation 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.15 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.4	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the year ended April 1, 2022 (Commission File Number: 1-37654)

10.5	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 (Commission File Number: 1-37654)

10.6	Form of Fortive Corporation Non-Employee Directors Deferred Compensation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 (Commission File Number: 1-37654)

10.7	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.8	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.9	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.10	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.11	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.12	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.13	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.14	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and James Lico*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.15	Aircraft Time Sharing Agreement, dated July 18, 2016, between Fortive Corporation and Charles McLaughlin*	Incorporated by reference from Exhibit 10.19 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.16	Description of Compensation Arrangements for Non-management Directors*	Incorporated by reference from Exhibit 10.16 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File Number: 1-37654)

10.17	Fortive Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (Commission File Number: 1-37654)

10.18	Fortive Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan Election Form*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (Commission File Number: 1-37654)

10.19	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.20	Offer of Employment Letter, dated February 1, 2016, between TGA Employment Services LLC and Stacey Walker*	Incorporated by reference from Exhibit 10.34 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.21	Offer Letter, dated February 24, 2025, between Fortive Corporation and Tamara Newcombe* †

10.22	Offer Letter, dated February 24, 2025, between Fortive Corporation and Olumide Soroye* †

10.23	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests*	Incorporated by reference from Exhibit 10.23 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File Number: 1-37654)

10.24	Fortive Corporate Executive Officer Cash Severance Policy*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s current report on Form 8-K, filed on March 2, 2023 (Commission File No. 1-37654)

10.25	Aircraft Time Sharing Agreement, dated February 23, 2025, between Fortive Corporation and Olumide Soroye* †

19.1	Fortive Corporation Insider Trading Policy †

21.1	Subsidiaries of Registrant †

23.1	Consent of Independent Registered Public Accounting Firm †

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

97	Fortive Corporation Clawback Policy	Incorporated by reference from Exhibit 97 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File Number: 1-37654)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.
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

FORTIVE CORPORATION

Date: February 25, 2025	By:	/s/ JAMES A. LICO
James A. Lico
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ ALAN G. SPOON	February 25, 2025
Alan G. Spoon
Chairman of the Board

/s/ ERIC BRANDERIZ	February 25, 2025
Eric Branderiz
Director

/s/ DANIEL L. COMAS	February 25, 2025
Daniel L. Comas
Director

/s/ SHARMISTHA DUBEY	February 25, 2025
Sharmistha Dubey
Director

/s/ REJJI P. HAYES	February 25, 2025
Rejji P. Hayes
Director

/s/ WRIGHT LASSITER III	February 25, 2025
Wright Lassiter III
Director

/s/ JAMES A. LICO	February 25, 2025
James A. Lico
President, Chief Executive Officer and Director

/s/ KATE D. MITCHELL	February 25, 2025
Kate D. Mitchell
Director

/s/ JEANNINE P. SARGENT	February 25, 2025
Jeannine P. Sargent
Director

/s/ CHARLES E. MCLAUGHLIN	February 25, 2025
Charles E. McLaughlin
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 25, 2025
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2024:
Allowances deducted from asset accounts
Allowance for credit losses	$39.2	$4.4	$(0.6)	$(3.8)	$(8.5)	$30.7

Year Ended December 31, 2023:
Allowances deducted from asset accounts
Allowance for credit losses	$43.9	$5.0	$0.3	$0.7	$(10.7)	$39.2

Year Ended December 31, 2022:
Allowances deducted from asset accounts
Allowance for credit losses	$39.7	$14.0	$(0.7)	$—	$(9.1)	$43.9