Form 10-Q
period 2025-03-28
Fortive Corp
filed 2025-05-01
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 28, 2025 was 339,882,279.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	March 28, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$892.1	$813.3
Accounts receivable less allowance for doubtful accounts of $29.4 and $30.7, respectively	929.3	945.4
Inventories:
Finished goods	234.1	220.1
Work in process	108.8	105.4
Raw materials	225.1	219.3
Inventories	568.0	544.8
Prepaid expenses and other current assets	314.7	288.8
Total current assets	2,704.1	2,592.3

Property, plant and equipment, net of accumulated depreciation of $841.4 and $828.6, respectively	433.9	433.1
Other assets	495.8	494.7
Goodwill	10,244.7	10,156.0
Other intangible assets, net	3,258.5	3,340.0
Total assets	$17,137.0	$17,016.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$933.8	$376.2
Trade accounts payable	669.3	677.4
Accrued expenses and other current liabilities	1,122.6	1,184.8
Total current liabilities	2,725.7	2,238.4

Other long-term liabilities	1,238.9	1,251.0
Long-term debt	2,929.1	3,331.1
Commitments and Contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 2,000.0 shares authorized; 368.2 and 366.6 issued; 339.9 and 341.2 outstanding, respectively	3.7	3.7
Additional paid-in capital	4,071.6	4,035.0
Treasury shares, at cost	(1,815.9)	(1,612.3)
Retained earnings	8,372.3	8,227.6
Accumulated other comprehensive loss	(395.3)	(465.4)
Total Fortive stockholders’ equity	10,236.4	10,188.6
Noncontrolling interests	6.9	7.0
Total stockholders’ equity	10,243.3	10,195.6
Total liabilities and equity	$17,137.0	$17,016.1

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Sales of products and software	$1,248.4	$1,299.9
Sales of services	225.8	224.6
Total sales	1,474.2	1,524.5

Cost of product and software sales	(475.7)	(492.0)
Cost of service sales	(117.6)	(128.3)
Total cost of sales	(593.3)	(620.3)

Gross profit	880.9	904.2
Operating costs:
Selling, general and administrative	(542.2)	(561.0)
Research and development	(105.1)	(104.1)
Gain on sale of property	—	63.1
Operating profit	233.6	302.2
Non-operating income (expense), net:
Interest expense, net	(32.0)	(44.0)
Other non-operating expense, net	(0.2)	(24.2)
Earnings before income taxes	201.4	234.0
Income taxes	(29.5)	(26.6)
Net earnings	$171.9	$207.4

Net earnings per share:
Basic	$0.50	$0.59
Diluted	$0.50	$0.58
Average common stock and common equivalent shares outstanding:
Basic	341.1	351.7
Diluted	344.6	356.0

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net earnings	$171.9	$207.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	70.1	(76.5)
Pension adjustments	—	0.1
Total other comprehensive income (loss), net of income taxes	70.1	(76.4)
Comprehensive income	$242.0	$131.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	171.9	—	—
Dividends to common stockholders	—	—	—	—	(27.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	70.1	—
Common stock-based award activity	1.5	—	64.4	—	—	—	—
Common stock repurchases	(2.5)	—	—	(203.6)	—	—	—
Shares withheld for taxes	(0.3)	—	(27.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance, March 28, 2025	339.9	$3.7	$4,071.6	$(1,815.9)	$8,372.3	$(395.3)	$6.9

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	207.4	—	—
Dividends to common stockholders	—	—	—	—	(28.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(76.4)	—
Common stock-based award activity	1.5	0.1	73.2	—	—	—	—
Shares withheld for taxes	(0.2)	—	(18.4)	—	—	—	—
Balance, March 29, 2024	352.0	$3.7	$3,906.1	$(715.8)	$7,685.2	$(402.5)	$6.4
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net earnings	$171.9	$207.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	111.5	113.7
Depreciation	23.4	23.1
Stock-based compensation	27.5	28.9
Gain on sale of property	—	(63.1)
Change in certain assets and liabilities:
Change in trade accounts receivable, net	31.4	8.8
Change in inventories	(18.1)	(13.1)
Change in trade accounts payable	(11.9)	56.1
Change in prepaid expenses and other assets	(21.2)	(1.8)
Change in accrued expenses and other liabilities	(72.8)	(103.3)
Net cash provided by operating activities	241.7	256.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(26.7)	(26.4)
Proceeds from sale of property	1.7	10.8
Cash paid for acquisitions, net of cash received	—	(1,721.8)
All other investing activities	(1.2)	—
Net cash used in investing activities	(26.2)	(1,737.4)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	80.7	(426.8)
Repurchase of common shares	(202.6)	—
Payment of dividends	(27.2)	(28.1)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	1,736.4
Repayment of borrowings (maturities greater than 90 days)	—	(1,000.0)
All other financing activities	8.1	25.4
Net cash provided by (used in) financing activities	(141.0)	306.9

Effect of exchange rate changes on cash and equivalents	4.3	(10.4)
Net change in cash and equivalents	78.8	(1,184.2)
Beginning balance of cash and equivalents	813.3	1,888.8
Ending balance of cash and equivalents	$892.1	$704.6
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
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2024 and the footnotes (“Notes”) thereto included within our 2024 Annual Report on Form 10-K. Reclassification of certain prior year amounts in the changes in Accumulated Other Comprehensive Income (Loss) by component table below have been made to conform to current year presentation.
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 28, 2025, are not necessarily indicative of the results for the full year.
Update on Pending Separation of the Precision Technologies Segment
On September 4, 2024, we announced our intention to separate our PT segment business into an independent publicly-traded company (the “Separation”), which has been incorporated under the name Ralliant Corporation. The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity and safety to customers, and (ii) a global technology company consisting of our brands currently operating under the PT segment with a focus on precision instruments and highly engineered products essential for breakthrough innovation and aligned to powerful secular trends. The Separation is intended to qualify as a tax-free spin-off to Fortive shareholders for U.S. federal income tax purposes. The Company is currently targeting completion of the Separation by the end of the second quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, or a delegated committee thereof, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of Ralliant are included in the consolidated results of the Company in the accompanying consolidated condensed financial statements. Fortive anticipates that Ralliant’s Form 10 registration statement will be filed publicly with the SEC in early May 2025.
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
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of March 28, 2025, our outstanding €500 million Euro-denominated senior unsecured notes due 2026, €700 million Euro-denominated senior unsecured notes due 2029, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan were designated as net investment hedges of our investment in applicable foreign operations.

We recognized after-tax foreign currency transaction losses of $57.0 million and gains of $8.4 million during the three-month periods ended March 28, 2025 and March 29, 2024, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three-month periods ended March 28, 2025 and March 29, 2024.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended March 28, 2025:
Balance, December 31, 2024	$(431.4)	$(34.0)		$(465.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	78.0	—		78.0
Income tax impact	(7.9)	—		(7.9)
Other comprehensive income (loss) before reclassifications, net of income taxes:	70.1	—		70.1
Amounts reclassified from AOCI into income:
Increase (decrease)	—	—	(b, c)	—
Income tax impact	—	—	(c)	—
Amounts reclassified from AOCI into income, net of income taxes	—	—		—
Net current period other comprehensive income (loss)	70.1	—		70.1
Balance, March 28, 2025	$(361.3)	$(34.0)		$(395.3)

For the Three Months Ended March 29, 2024:
Balance, December 31, 2023	$(291.7)	$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	(80.1)	—		(80.1)
Income tax impact	3.6	—		3.6
Other comprehensive income (loss) before reclassifications, net of income taxes	(76.5)	—		(76.5)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(b)	0.1
Income tax impact	—	—	(c)	—
Amounts reclassified from AOCI into income, net of income taxes	—	0.1		0.1
Net current period other comprehensive income (loss)	(76.5)	0.1		(76.4)
Balance, March 29, 2024	$(368.2)	$(34.3)		$(402.5)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10 in our 2024 Annual Report on Form 10-K for additional details).
(c) Amount was rounded to zero.
Allowance for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three-month periods ending March 28, 2025 and March 29, 2024, the activity was immaterial.

Property Sale
On March 14, 2024, we sold land and certain office buildings in our PT segment for $90 million, for which we received $20 million in cash proceeds and a $70 million promissory note secured by a letter of credit, with principal received in August and November 2024. The promissory note was recorded within Prepaid expenses and other current assets. During the three-month period ended March 29, 2024, we recorded a gain on sale of property of $63.1 million in the Consolidated Condensed Statements of Earnings.
Concurrently, using a portion of the proceeds from the property sale, we pledged a charitable contribution of $20 million to the Fortive Foundation (the “Foundation”), which had no donor imposed conditions or restrictions. The Foundation, a not-for-profit entity established to expand our philanthropic efforts, is a related party due to certain Fortive executives serving as members of the entity’s board of directors. The charitable contribution was recorded within the “Other non-operating expense, net” line in the Consolidated Condensed Statements of Earnings.
Restructuring
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by December 31, 2025. The nature of the plan initiated in 2024 was related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During the three-month period ended March 28, 2025, we incurred charges of $3.9 million. Accrued restructuring costs were $9 million as of March 28, 2025 and were $13 million as of December 31, 2024, and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
Recently Issued Accounting Standard
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025. This standard should be applied on a prospective basis, with retrospective application permitted. The adoption of the standard will not impact our consolidated financial statements; however, we are currently evaluating the impact of the new disclosure requirements on the notes to the financial statements. We will update the applicable annual disclosures to align with the new standard.
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
For the three-month periods ended March 29, 2024, we incurred approximately $27 million of pretax transaction-related costs related to the EA acquisition, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings.

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
During the three-month period ended March 28, 2025, no adjustments were made to the EA purchase price allocation.
NOTE 3. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2024	$4,121.7	$2,940.0	$3,094.3	$10,156.0
Foreign currency translation	15.7	63.7	9.3	88.7
Balance, March 28, 2025	$4,137.4	$3,003.7	$3,103.6	$10,244.7
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 28, 2025
Deferred compensation liabilities	$—	$41.9	$—	$41.9
December 31, 2024
Deferred compensation liabilities	—	46.7	—	46.7
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

Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three-month period ended March 28, 2025, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	March 28, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$933.8	$939.8	$376.2	$376.3
Long-term debt, net of current maturities	2,929.1	2,442.9	3,331.1	3,243.8
As of March 28, 2025 and December 31, 2024, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING
The components of our debt were as follows ($ in millions):

	March 28, 2025	December 31, 2024
U.S. dollar-denominated commercial paper	$730.0	$650.0
3.7% Euro-denominated senior unsecured notes due 2026	541.4	517.7
3.7% Euro-denominated senior unsecured notes due 2029	758.0	724.8
Euro Term Loan due 2025	297.8	284.7
Yen Term Loan due 2025	96.1	91.6
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Long-term debt, principal amounts	3,873.3	3,718.8
Less: aggregate unamortized debt discounts, premiums, and issuance costs	10.4	11.5
Long-term debt, carrying value	3,862.9	3,707.3
Less: current portion of long-term debt, carrying value	933.8	376.2
Long-term debt, net of current maturities	$2,929.1	$3,331.1
Refer to Note 9 of our 2024 Annual Report on Form 10-K for further details of our debt financing.
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

The details of our outstanding Commercial Paper Programs as of March 28, 2025 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$729.1	4.60%	28
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 28, 2025, no borrowings were outstanding under the Revolving Credit Facility.
We classified our borrowings outstanding under the Commercial Paper Programs as of March 28, 2025 as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $133 million as of March 28, 2025 and $118 million as of December 31, 2024. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of March 28, 2025 and December 31, 2024, we had $64 million and $59 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	March 28, 2025	December 31, 2024
Deferred revenue - current	$560.0	$553.2
Deferred revenue - noncurrent	59.1	58.9
Total contract liabilities	$619.1	$612.1
During the three-month period ended March 28, 2025, we recognized revenue related to our contract liabilities at December 31, 2024 of $189 million. The change in our contract liabilities from December 31, 2024 to March 28, 2025 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.

The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

March 28, 2025
Intelligent Operating Solutions	$622.2
Precision Technologies	59.3
Advanced Healthcare Solutions	101.9
Total remaining performance obligations	$783.4
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
Disaggregation of revenue for the three-month period ended March 28, 2025 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,248.4	$569.1	$443.5	$235.8
Sales of services	225.8	102.3	57.1	66.4
Total	$1,474.2	$671.4	$500.6	$302.2

Geographic:
United States	$805.9	$376.7	$254.3	$174.9
China	157.3	59.8	72.8	24.7
All other	511.0	234.9	173.5	102.6
Total	$1,474.2	$671.4	$500.6	$302.2

End markets:(a)
Direct sales:
Healthcare	$341.5	$10.5	$45.5	$285.5
Industrial & Manufacturing	335.9	240.0	91.4	4.5
Government	121.4	71.7	40.8	8.9
Utilities & Power	108.6	49.6	59.0	—
Communications, Electronics & Semiconductor	80.5	29.2	51.3	—
Aerospace & Defense	74.2	0.1	74.1	—
Retail & Consumer	85.1	67.4	17.7	—
Oil & Gas	72.1	70.4	1.7	—
Other	167.6	95.8	71.8	—
Total direct sales	1,386.9	634.7	453.3	298.9
Distributors	87.3	36.7	47.3	3.3
Total	$1,474.2	$671.4	$500.6	$302.2

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the three-month period ended March 29, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,299.9	$566.9	$500.6	$232.4
Sales of services	224.6	98.8	58.4	67.4
Total	$1,524.5	$665.7	$559.0	$299.8

Geographic:
United States	$789.9	$349.5	$274.1	$166.3
China	176.3	67.1	82.9	26.3
All other	558.3	249.1	202.0	107.2
Total	$1,524.5	$665.7	$559.0	$299.8

End markets:(a)
Direct sales:
Healthcare	$337.2	$11.3	$43.2	$282.7
Industrial & Manufacturing	350.3	242.2	103.5	4.6
Government	126.2	69.5	47.6	9.1
Utilities & Power	101.9	49.2	52.7	—
Communications, Electronics & Semiconductor	90.4	27.9	62.5	—
Aerospace & Defense	83.4	0.1	83.3	—
Retail & Consumer	76.8	61.7	15.1	—
Oil & Gas	72.7	69.5	3.2	—
Other	188.2	95.9	92.3	—
Total direct sales	1,427.1	627.3	503.4	296.4
Distributors	97.4	38.4	55.6	3.4
Total	$1,524.5	$665.7	$559.0	$299.8

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.
NOTE 7. INCOME TAXES
Our effective tax rate for the three-month period ended March 28, 2025 was 14.6% as compared to 11.4%, for the three-month period ended March 29, 2024. The increase in the effective tax rate for the three-month period ended March 28, 2025 as compared to the three-month period ended March 29, 2024 was primarily related to a discrete tax credit in the comparable prior year period from cash repatriation.
Our effective tax rate for the three-month period ended March 28, 2025, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 8. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of March 28, 2025, approximately 11 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 14 of our 2024 Annual Report on Form 10-K.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Stock Awards:
Pretax compensation expense	$20.9	$21.5
Income tax benefit	(3.4)	(2.6)
Stock Award expense, net of income taxes	17.5	18.9
Stock options:
Pretax compensation expense	6.6	7.4
Income tax benefit	(1.0)	(1.1)
Stock option expense, net of income taxes	5.6	6.3
Total stock-based compensation:
Pretax compensation expense	27.5	28.9
Income tax benefit	(4.4)	(3.7)
Total stock-based compensation expense, net of income taxes	$23.1	$25.2
The following summarizes the unrecognized compensation cost for the Stock Awards and stock options as of March 28, 2025. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$182.0
Stock options	40.2
Total unrecognized compensation cost	$222.2
NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 13 and Note 8, respectively, in our 2024 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three-month periods ended March 28, 2025 and March 29, 2024, warranty related activity was immaterial.
Leases
Operating lease costs for each period are presented as follows ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Operating lease costs	$12.6	$12.6

Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows ($ in millions):

	As of
	March 28, 2025	December 31, 2024
Right-of-use (“ROU”) assets (a)	$160.9	$164.2
Operating lease liabilities (b)	166.5	169.6

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash paid for operating leases	$11.7	$12.1
ROU assets obtained in exchange for operating lease obligations	1.1	3.9
NOTE 10. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three-month periods ended March 28, 2025 and March 29, 2024 were 1.5 million and 1.2 million, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 28, 2025	March 29, 2024
Numerator
Net earnings	$171.9	$207.4

Denominator
Weighted average common shares outstanding used in basic earnings per share	341.1	351.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.5	4.3
Weighted average common shares outstanding used in diluted earnings per share	344.6	356.0

Net earnings per common share - Basic	$0.50	$0.59
Net earnings per common share - Diluted	$0.50	$0.58

Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares. As of March 28, 2025, there were 5.5 million shares remaining authorized under the share repurchase program. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
During the three-month period ended March 28, 2025, the Company purchased 2.5 million shares of its common stock at an average share price of $81.01. The Company made no repurchases under the plan during the three-month periods ended March 29, 2024. Our common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within Common stock repurchases in the Consolidated Condensed Statement of Equity. The payment of the excise tax is recorded within Repurchase of common shares in the Consolidated Condensed Statement of Cash Flows.
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

Segment results for the three-month period ended March 28, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,474.2	$671.4	$500.6	$302.2	$—
Cost of sales	(593.3)	(223.2)	(246.0)	(124.1)	—
Gross profit	880.9	448.2	254.6	178.1	—
Operating expenses	(647.3)	(274.5)	(167.3)	(151.8)	(53.7)
Operating profit (loss)	233.6	173.7	87.3	26.3	(53.7)
Non-operating income (expense), net
Interest expense, net	(32.0)	—	—	—	(32.0)
Other non-operating expense, net	(0.2)	—	—	—	(0.2)
Earnings before income taxes	$201.4	$173.7	$87.3	$26.3	$(85.9)

Depreciation and amortization expenses	$(134.9)	$(57.9)	$(27.2)	$(49.5)	$(0.3)

Capital expenditure	$(26.7)	$(16.9)	$(5.6)	$(4.0)	$(0.2)
Segment results for the three-month period ended March 29, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,524.5	$665.7	$559.0	$299.8	$—
Cost of sales	(620.3)	(222.4)	(272.7)	(125.2)	—
Gross profit	904.2	443.3	286.3	174.6	—
Operating expenses	(665.1)	(279.2)	(200.3)	(147.1)	(38.5)
Gain on sale of property (a)	63.1	—	63.1	—	—
Operating profit (loss)	302.2	164.1	149.1	27.5	(38.5)
Non-operating income (expense), net
Interest expense, net	(44.0)	—	—	—	(44.0)
Other non-operating expense, net	(24.2)	—	—	—	(24.2)
Earnings before income taxes	$234.0	$164.1	$149.1	$27.5	$(106.7)

Depreciation and amortization expenses	$(136.8)	$(57.3)	$(29.4)	$(50.1)	$—

Capital expenditure	$(26.4)	$(18.7)	$(4.1)	$(2.7)	$(0.9)

(a) Refer to Note 1 for further detail on Gain on sale of property.
Segment Assets:

	As of
($ in millions)	March 28, 2025	December 31, 2024
Intelligent Operating Solutions	$6,333.5	$6,320.1
Precision Technologies	4,770.6	4,691.9
Advanced Healthcare Solutions	4,964.3	5,008.6
Total segment assets	16,068.4	16,020.6
Other (a)	1,068.6	995.5
Total assets	$17,137.0	$17,016.1

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated financial statements included in our 2024 Annual Report on Form 10-K. Our MD&A is divided into five sections:
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
•Trade relations between the United States and other countries, including imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on our business and financial results.
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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Update on Pending Separation of the Precision Technologies Segment
On September 4, 2024, we announced our intention to separate our PT segment business into an independent publicly-traded company (the “Separation”), which has been incorporated under the name Ralliant Corporation. The Separation will create (i) a technology solutions company, retaining the Fortive name, with a portfolio of the brands currently operating under Fortive’s IOS and AHS business segments, focused on resilient, high-quality recurring growth by delivering productivity and safety to customers, and (ii) a global technology company consisting of our brands currently operating under the PT segment with a focus on precision instruments and highly engineered products essential for breakthrough innovation and aligned to powerful secular trends. The Separation is intended to qualify as a tax-free spin-off to Fortive shareholders for U.S. federal income tax purposes. The Company is currently targeting completion of the Separation by the end of the second quarter of 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Fortive’s Board of Directors, or a delegated committee thereof, satisfactory completion of financing, receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, and other regulatory approvals. All assets, liabilities, revenues and expenses of Ralliant are included in the consolidated results of the Company in the accompanying consolidated condensed financial statements. Fortive anticipates that Ralliant’s Form 10 registration statement will be filed publicly with the SEC in early May 2025.
Acquisitions
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster our innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We recorded approximately $1.18 billion of goodwill within the PT segment related to the EA acquisition, which is not tax deductible. We also anticipate future tax benefits as a result of the transaction.
Business Performance and Outlook
Business Performance for the Period Ended March 28, 2025
During the three-month period ended March 28, 2025 (the “quarter” or the “first quarter” and “year-to-date period,” respectively), our sales decreased by 3.3%, primarily driven by a 1.7% decrease in our core revenue and a 1.2% decrease from unfavorable foreign currency exchange rates. Core revenue growth in the first quarter included favorable pricing of 1.9%, offset by volume declines of 3.6%.

Geographically, in the first quarter, core revenue in developed markets decreased low single-digits, driven by low single-digit growth in North America, offset by a high-teens decline in Western Europe. Core revenue in high growth markets decreased low single-digits in the first quarter, where we had high single-digit growth in Latin America, offset by a high single-digit decline in China.
Outlook
In 2025, the U.S. government began imposing tariffs on products from all countries and additional individualized reciprocal tariffs on certain countries. In response, China, in particular, and other countries have announced retaliatory tariffs against certain imports from the United States. These changes to trade policies, retaliatory measures, and prolonged uncertainty in trade relationships negatively impact operations and financial results, including potential impairment of certain intangible assets, through resulting supply chain disruptions, delayed shipments, and increased operational complexities and costs. We continue to evaluate what impact these tariffs may have on our financial results, as the application and imposition of these tariffs remains unpredictable. For additional discussion of risks related to tariffs and trade relations, please refer to the risk factor, “Trade relations between the United States and other countries, including the imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on our business and financial results” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
We also expect foreign exchange rates to remain volatile throughout the year, which could continue to impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, ongoing geopolitical developments and events, global uncertainties related to governmental policies toward international trade, monetary and fiscal policies, including the current uncertainty about the future relationship between the United States and other regions with respect to tariffs as mentioned above, trade policies, treaties, government regulations and sanctions, increased economic nationalism, macroeconomic conditions in the United States, China, and other critical regions, impact from our pending separation into two independent publicly traded companies, and the impact of inflationary dynamics on our expenses or our ability to realize price increases and/or competitiveness in our sales, interest rates, market conditions in key product segments, and elective surgery rates.
We continue to deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics. We continue to monitor these conditions and potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade policies and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including incremental impacts of the Pillar Two initiative.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the first quarter as compared to the comparable period of 2024:
Components of Sales Growth

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(3.3)%
Excluding impact of:
Acquisitions and divestitures	0.4%
Currency exchange rates	1.2%
Core revenue growth (Non-GAAP)	(1.7)%
Operating Profit Margins
Operating profit margin was 15.8% for the first quarter, representing a decrease of 400 basis points as compared to 19.8% in the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:

•The year-over-year effect of the gain on sale of land and certain office buildings in the PT segment in the first quarter of 2024 — unfavorable 415 basis points
•Year-over-year increase in price, volume gains in IOS and AHS, and gains from productivity measures through our FBS initiatives, offset by volume declines in certain businesses and end markets within our PT segment, higher employee compensation and the impact from unfavorable foreign currency exchange rates — unfavorable 20 basis points
•The year-over-year effect of amortization from existing businesses — unfavorable 10 basis points
•The year-over-year net effect of costs related to the Separation during 2025 and acquisition and divestiture-related transaction costs incurred in 2024 — favorable 15 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — favorable 55 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — unfavorable 25 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Intelligent Operating Solutions	$671.4	$665.7
Precision Technologies	500.6	559.0
Advanced Healthcare Solutions	302.2	299.8
Total	$1,474.2	$1,524.5
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
Intelligent Operating Solutions Selected Financial Data

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$671.4	$665.7
Operating profit	173.7	164.1
Depreciation	11.3	9.7
Amortization	46.6	47.6
Operating profit as a % of sales	25.9%	24.7%
Depreciation as a % of sales	1.7%	1.5%
Amortization as a % of sales	6.9%	7.2%

Components of Sales Growth

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	0.9%
Excluding impact of:
Currency exchange rates	1.1%
Core revenue growth (Non-GAAP)	2.0%
Our sales growth in the first quarter was driven by favorable pricing across the segment and an increase in volume in our test and measurement instrumentation and gas detection products, partially offset by a decline in certain product lines in our facilities and asset lifecycle offerings, as well as unfavorable foreign currency exchange rates.
Geographically, core revenue in developed markets increased in the first quarter by mid-single-digits, driven by high single-digit growth in North America, partially offset by a high single-digit decline in Western Europe. Core revenue in high growth markets decreased in the first quarter by low single-digits, driven primarily by a low double-digit decline in China, offset by high single-digit growth in India.
Year-over-year price increases in our IOS segment contributed 1.7% to sales growth during the first quarter and is reflected as a component of the change in core revenue.
Operating profit margin increased 120 basis points during the first quarter as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price, a net increase in sales volume across the segment, and efficiency gains achieved through FBS measures, partially offset by higher employee compensation and the impact of unfavorable foreign currency exchange rates — favorable 150 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — unfavorable 50 basis points

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
Precision Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$500.6	$559.0
Operating profit	87.3	149.1
Depreciation	6.9	8.3
Amortization	20.3	21.1
Operating profit as a % of sales	17.4%	26.7%
Depreciation as a % of sales	1.4%	1.5%
Amortization as a % of sales	4.1%	3.8%
Components of Sales Growth

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 period
Total revenue growth (GAAP)	(10.5)%
Excluding impact of:
Acquisitions and divestitures	1.0%
Currency exchange rates	1.1%
Core revenue growth (Non-GAAP)	(8.4)%
The sales results for the first quarter were impacted by price increases across the segment and volume increases in utility sensing and solutions,which were more than offset by volume reductions in test and measurement, energetic materials, and industrial sensing products. Additionally, there was an unfavorable impact from foreign currency exchange rates and the Invetech Divestiture.
Geographically, core revenue in developed markets decreased by low double-digits in the first quarter, driven by a mid-thirties decline in Western Europe and a mid-single-digit decline in North America. Core revenue in high growth markets decreased by low single-digits in the first quarter, driven by a high single-digit decline in China, partially offset by low thirties growth in Latin America.
Year-over-year price increases in our PT segment contributed 1.8% to sales results for the first quarter and is reflected as a component of the change in core revenue.
Operating profit margin decreased 930 basis points for the first quarter as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•The year-over-year effect of the gain on sale of land and certain office buildings in the PT segment in the first quarter of 2024 — unfavorable 1,130 basis points
•Year-over-year increase in price, more than offset by net volume reductions, higher compensation costs and the impact of unfavorable foreign currency exchange rates — unfavorable 375 basis points
•The year-over-year effect of amortization from existing businesses — unfavorable 30 basis points

•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in 2024, primarily related to the EA acquisition — favorable 465 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization, and acquisition-related fair value adjustments — favorable 150 basis points
•The year-over-year effect of costs relating to discrete restructuring plans — unfavorable 10 basis points
ADVANCED HEALTHCARE SOLUTIONS
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
Advanced Healthcare Solutions Financial Data

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$302.2	$299.8
Operating profit	26.3	27.5
Depreciation	4.9	5.1
Amortization	44.6	45.0
Operating profit as a % of sales	8.7%	9.2%
Depreciation as a % of sales	1.6%	1.7%
Amortization as a % of sales	14.8%	15.0%
Components of Sales Growth

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	0.8%
Excluding impact of:
Currency exchange rates	1.7%
Core revenue growth (Non-GAAP)	2.5%
The sales results for the first quarter were driven by price increases across the segment and volume increases in dosimetry services, and software products, all partially offset by a decline in biomedical test tools and unfavorable foreign currency exchange rates.
Geographically, core revenue in developed markets increased by mid-single-digits in the first quarter, driven by mid-single-digit growth in North America and a low single-digit decline in Western Europe. In high growth markets, core revenue decreased slightly in the first quarter, driven by mid-single-digit growth in Latin America, partially offset by a mid-single-digit decline in China.
Year-over-year price increases in our AHS segment contributed 2.3% to sales growth during the first quarter and is reflected as a component of the change in core revenue.
Operating profit margin decreased 50 basis points during the first quarter, as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases due to favorable price and gains from productivity measures through our FBS initiatives, offset by higher employee compensation and the impact of foreign currency exchange rate — unfavorable 70 basis points
•The year-over-year effect of amortization from existing businesses — favorable 20 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$1,474.2	$1,524.5
Cost of sales	(593.3)	(620.3)
Gross profit	$880.9	$904.2
Gross profit margin	59.8%	59.3%
The year-over-year decrease in gross profit during the first quarter was a result of favorable pricing from existing businesses and increased volume in IOS, partially offset by net volume reduction in the PT segment, higher employee compensation, and unfavorable foreign currency exchange rates.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$1,474.2	$1,524.5
Selling, general and administrative (“SG&A”)	542.2	561.0
Research and development (“R&D”)	105.1	104.1
SG&A as a % of sales	36.8%	36.8%
R&D as a % of sales	7.1%	6.8%
The year-over-year decrease in SG&A during the first quarter was due to lower year-over-year transaction expenses related to our EA acquisition in 2024 offset by separation costs in 2025, and benefits from productivity measures through our FBS initiatives, partially offset by higher employee compensation.
R&D, consisting principally of internal and contract engineering personnel costs, increased slightly during the first quarter as compared to the comparable period of 2024 due to ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense for the first quarter was $32.0 million as compared to $44.0 million in the comparable periods in 2024. The year-over-year decrease in net interest expense was primarily due to overall debt mix consisting of lower fixed rate debt instruments, and lower interest rate on floating rate debt instruments. For discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Other non-operating expense, net
Other non-operating expense for the first quarter was $0.2 million, as compared to $24.2 million in the comparable period in 2024. The year-over-year decrease was due to a charitable contribution made in the first quarter of 2024. For further discussion of the charitable contribution, refer to Note 1 to the consolidated condensed financial statements.
INCOME TAXES
Our effective tax rate for the three-month period ended March 28, 2025 was 14.6% as compared to 11.4%, for the three-month period ended March 29, 2024. The increase in the effective tax rate for the three-month period ended March 28, 2025 as compared to the three-month period ended March 29, 2024 was primarily related to a discrete tax credit in the comparable prior year period from cash repatriation.
Our effective tax rate for the three-month period ended March 28, 2025, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
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

COMPREHENSIVE INCOME
Comprehensive income increased by $111 million during the first quarter as compared to the comparable period in 2024 due primarily to favorable changes in foreign currency translation adjustments of $147 million, partially offset by a $36 million decrease in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of March 28, 2025, no borrowings were outstanding under the Revolving Credit Facility.
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
On June 7, 2023, we filed with the SEC an “automatic shelf” registration statement (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may from time to time sell shares of common stock, preferred stock, debt securities, depository shares, purchase contracts, purchase units, warrants and subscription rights in one or more offerings.
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

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$241.7	$256.7

Purchases of property, plant and equipment	$(26.7)	$(26.4)
Proceeds from sale of property	1.7	10.8
Cash paid for acquisitions, net of cash received	—	(1,721.8)
All other investing activities	(1.2)	—
Net cash used in investing activities	$(26.2)	$(1,737.4)

Net proceeds from (repayments of) commercial paper borrowings	$80.7	$(426.8)
Repurchase of common shares	(202.6)	—
Payment of dividends	(27.2)	(28.1)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	1,736.4
Repayment of borrowings (maturities greater than 90 days)	—	(1,000.0)
All other financing activities	8.1	25.4
Net cash provided by (used in) financing activities	$(141.0)	$306.9

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $242 million during the year-to-date period, representing a decrease of $15 million when compared to the comparable period of 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increase of $24 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Gain on sale of property).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable generated $1 million of cash during the year-to-date period as compared to generating $52 million in the comparable period of 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses and other assets, and accrued expenses and other liabilities used $94 million of cash in the year-to-date period as compared to using $105 million of cash in the comparable period of 2024. The year-over-year changes were driven by timing differences related to contract assets, contract liabilities, and payments of employee compensation, income taxes and interest.
Investing Activities
Cash outflows from investing activities declined $1.71 billion when compared with the prior year, which had outflows related to acquisitions, net of cash acquired, partially offset by proceeds from the sale of property.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers. For the current year, we expect capital spending to be between approximately $120-$140 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayment of debt and commercial paper, payments of cash dividends to shareholders and share repurchases.
In the year-to-date period, financing activities used cash of $141 million, reflecting the following transactions:
•We incurred $81 million in net commercial paper borrowings.
•We repurchased 2.5 million shares of our common stock for approximately $203 million, under our share repurchase program.
•We made dividend payments to common shareholders totaling $27 million.
In the comparable 2024 period, financing activities generated cash of $307 million, reflecting the following transaction:
•We repaid $427 million in net commercial paper borrowings.
•On January 2, 2024, we drew down $450 million from the $1.3 billion Delayed-Draw Term Loan due 2024 as part of the funding for the acquisition of EA.
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
Cash and Cash Requirements
As of March 28, 2025, we held approximately $892 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 87% was held outside of the United States.
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
As of March 28, 2025, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three-month periods ended March 28, 2025 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2024 Annual Report on Form 10-K. There were no material changes during the three-month period ended March 28, 2025 to the information reported in our 2024 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the first quarter.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2024 Annual Report on Form 10-K. Other than as provided below, there were no material changes during the quarter ended March 28, 2025 to the risk factors reported in the “Risk Factors” section of our 2024 Annual Report on Form 10-K.

Trade relations between the United States and other countries, including the imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on our business and financial results.

We participate in various end markets outside the United States. During 2024, sales outside the United States accounted for approximately 46% of our total sales for the year. In addition, we have several facilities outside the United States, many of which serve multiple Fortive operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.

There continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition or application of new or increased tariffs between the United States and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships negatively impact operations and financial results, including potential impairment of certain intangible assets, through resulting supply chain disruptions, delayed shipments, increased economic nationalism, negative macroeconomic conditions, and increased operational complexity and costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million shares. As of March 28, 2025, there were 5.5 million shares remaining authorized under the share repurchase program. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company’s management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the fiscal quarter ended March 28, 2025, the Company purchased 2.5 million shares of its common stock at an average share price of $81.01.
The following table provides details about our share repurchases during the fiscal quarter ended March 28, 2025.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	N/A	N/A
February 1 - February 28	2,500,000	81.01	2,500,000	5,490,143
March 1 - March 28	—	—	N/A	N/A
Total	2,500,000	$81.83	2,500,000	5,490,143

ITEM 5. OTHER INFORMATION
Trading Plans
During the first quarter ended March 28, 2025, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Offer Letter, dated February 24, 2025, between Fortive Corporation and Olumide Soroye (Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. Commission File No. 1-37654)*

10.2
Offer Letter, dated February 24, 2025, between Fortive Corporation and Tamara Newcombe (Incorporated by reference from Exhibit 10.21 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. Commission File No. 1-37654)*

10.3	Offer Letter, dated February 27, 2025 between Fortive Corporation and Mark Okerstrom* †

10.4
Aircraft Time Sharing Agreement, dated February 23, 2025, between Fortive Corporation and Olumide Soroye (Incorporated by reference from Exhibit 10.25 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. Commission File No. 1-37654)*

10.5	Aircraft Time Sharing Agreement, dated February 27, 2025, between Fortive Corporation and Mark Okerstrom* †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: May 1, 2025	By:	/s/ Mark D. Okerstrom
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

Date: May 1, 2025	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer