Form 10-Q
period 2025-06-27
Fortive Corp
filed 2025-07-30
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 25, 2025 was 338,336,345.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	June 27, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,832.7	$813.3
Accounts receivable less allowance for doubtful accounts of $27.2 and $30.7, respectively	912.2	945.4
Inventories:
Finished goods	257.3	220.1
Work in process	117.0	105.4
Raw materials	236.1	219.3
Inventories	610.4	544.8
Prepaid expenses and other current assets	328.1	288.8
Total current assets	3,683.4	2,592.3

Property, plant and equipment, net of accumulated depreciation of $857.8 and $828.6, respectively	447.9	433.1
Other assets	509.3	494.7
Goodwill	10,403.7	10,156.0
Other intangible assets, net	3,199.9	3,340.0
Total assets	$18,244.2	$17,016.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,905.7	$376.2
Trade accounts payable	700.5	677.4
Accrued expenses and other current liabilities	1,139.4	1,184.8
Total current liabilities	3,745.6	2,238.4

Other long-term liabilities	1,202.9	1,251.0
Long-term debt	2,906.5	3,331.1
Commitments and Contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 2,000.0 shares authorized; 368.4 and 366.6 issued; 338.2 and 341.2 outstanding, respectively	3.7	3.7
Additional paid-in capital	4,106.0	4,035.0
Treasury shares, at cost	(1,952.2)	(1,612.3)
Retained earnings	8,511.9	8,227.6
Accumulated other comprehensive loss	(287.3)	(465.4)
Total Fortive stockholders’ equity	10,382.1	10,188.6
Noncontrolling interests	7.1	7.0
Total stockholders’ equity	10,389.2	10,195.6
Total liabilities and equity	$18,244.2	$17,016.1

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales of products and software	$1,277.4	$1,308.9	$2,525.8	$2,608.8
Sales of services	241.4	243.5	467.2	468.1
Total sales	1,518.8	1,552.4	2,993.0	3,076.9

Cost of product and software sales	(503.5)	(500.2)	(979.2)	(992.2)
Cost of service sales	(119.6)	(123.9)	(237.2)	(252.2)
Total cost of sales	(623.1)	(624.1)	(1,216.4)	(1,244.4)

Gross profit	895.7	928.3	1,776.6	1,832.5
Operating costs:
Selling, general and administrative	(564.3)	(525.4)	(1,106.5)	(1,086.4)
Research and development	(109.2)	(101.1)	(214.3)	(205.2)
Gain on sale of property	—	—	—	63.1
Operating profit	222.2	301.8	455.8	604.0
Non-operating income (expense), net:
Interest expense, net	(32.1)	(38.7)	(64.1)	(82.7)
Loss from divestiture	—	(25.6)	—	(25.6)
Other non-operating income (expense), net	1.9	(8.8)	1.7	(33.0)
Earnings before income taxes	192.0	228.7	393.4	462.7
Income taxes	(25.4)	(33.6)	(54.9)	(60.2)
Net earnings	$166.6	$195.1	$338.5	$402.5

Net earnings per share:
Basic	$0.49	$0.56	$0.99	$1.15
Diluted	$0.49	$0.55	$0.99	$1.13
Average common stock and common equivalent shares outstanding:
Basic	339.6	351.3	340.3	351.5
Diluted	341.7	354.8	343.2	355.4

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net earnings	$166.6	$195.1	$338.5	$402.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	108.0	(21.1)	178.1	(97.6)
Pension adjustments	—	—	—	0.1
Total other comprehensive income (loss), net of income taxes	108.0	(21.1)	178.1	(97.5)
Comprehensive income	$274.6	$174.0	$516.6	$305.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	171.9	—	—
Dividends to common stockholders	—	—	—	—	(27.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	70.1	—
Common stock-based award activity	1.5	—	64.4	—	—	—	—
Common stock repurchases	(2.5)	—	—	(203.6)	—	—	—
Shares withheld for taxes	(0.3)	—	(27.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance, March 28, 2025	339.9	$3.7	$4,071.6	$(1,815.9)	$8,372.3	$(395.3)	$6.9
Net earnings for the period	—	—	—	—	166.6	—	—
Dividends to common stockholders	—	—	—	—	(27.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	108.0	—
Common stock-based award activity	0.2	—	36.2	—	—	—	—
Common stock repurchases	(1.9)	—	—	(136.3)	—	—	—
Shares withheld for taxes	—	—	(1.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 27, 2025	338.2	$3.7	$4,106.0	$(1,952.2)	$8,511.9	$(287.3)	$7.1

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	207.4	—	—
Dividends to common stockholders	—	—	—	—	(28.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(76.4)	—
Common stock-based award activity	1.5	0.1	73.2	—	—	—	—
Shares withheld for taxes	(0.2)	—	(18.4)	—	—	—	—
Balance, March 29, 2024	352.0	$3.7	$3,906.1	$(715.8)	$7,685.2	$(402.5)	$6.4
Net earnings for the period	—	—	—	—	195.1	—	—
Dividends to common shareholders	—	—	—	—	(28.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(21.1)	—
Common stock-based award activity	0.3	—	35.0	—	—	—	—
Common stock repurchases	(2.0)	—	—	(154.6)	—	—	—
Shares withheld for taxes	—	—	(3.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, June 28, 2024	350.3	$3.7	$3,937.3	$(870.4)	$7,852.3	$(423.6)	$6.5
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net earnings	$338.5	$402.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	225.0	227.1
Depreciation	47.7	46.2
Stock-based compensation	54.9	53.1
Gain on sale of property	—	(63.1)
Loss from divestiture	—	25.6
Change in certain assets and liabilities:
Change in trade accounts receivable, net	75.5	24.6
Change in inventories	(57.7)	(12.0)
Change in trade accounts payable	13.8	30.7
Change in prepaid expenses and other assets	(40.3)	(11.5)
Change in accrued expenses and other liabilities	(104.5)	(157.6)
Net cash provided by operating activities	552.9	565.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(63.4)	(55.6)
Proceeds from sale of property	1.7	10.8
Cash paid for acquisitions, net of cash received	—	(1,721.8)
Cash infusion into divestiture	—	(14.0)
All other investing activities	10.9	(1.6)
Net cash used in investing activities	(50.8)	(1,782.2)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	(253.2)	(571.5)
Repurchase of common shares	(344.5)	(152.9)
Payment of dividends	(54.2)	(56.1)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,146.8	1,733.5
Repayment of borrowings (maturities greater than 90 days)	—	(1,000.0)
All other financing activities	14.4	31.9
Net cash provided by (used in) financing activities	509.3	(15.1)

Effect of exchange rate changes on cash and equivalents	8.0	(13.0)
Net change in cash and equivalents	1,019.4	(1,244.7)
Beginning balance of cash and equivalents	813.3	1,888.8
Ending balance of cash and equivalents	$1,832.7	$644.1
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
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 27, 2025, are not necessarily indicative of the results for the full year.
Precision Technologies Separation
On June 28, 2025 (the “Distribution Date”), the Company completed the separation (the “Separation” or the “PT Separation”) of its former Precision Technologies segment by distributing to Fortive shareholders on a pro rata basis all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”), the entity incorporated to hold the PT businesses. Refer to Note 2 for additional information.
Segment Realignment and Divestiture
In June 2024, we divested and transferred ownership of Invetech, excluding the Motion Solution Business, to its management team (the “Invetech Divestiture”). As a result, in the three and six-months period ended June 28, 2024, we recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of June 27, 2025, our outstanding €500 million Euro-denominated senior unsecured notes due 2026, €700 million Euro-denominated senior unsecured notes due 2029, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan were designated as net investment hedges of our investment in applicable foreign operations.
We recognized after-tax foreign currency transaction losses of $103.3 million and gains of $13.0 million during the three-month periods ended June 27, 2025 and June 28, 2024, respectively, and losses of $160.3 million and gains of $21.4 million during the six-month periods ended June 27, 2025 and June 28, 2024, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. We recorded no ineffectiveness from our net investment hedges during the three and six-month periods ended June 27, 2025 and June 28, 2024. On the Distribution Date of the Separation, certain investments in foreign subsidiaries were transferred to Ralliant, resulting in a partial de-designation of net investment hedges on the outstanding foreign currency denominated debt instruments noted above. Foreign exchange gains and losses on any non-designated portion of the debt will be recognized in earnings beginning in Q3 2025.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended June 27, 2025:
Balance, March 28, 2025	$(361.3)		$(34.0)		$(395.3)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	120.7		—		120.7
Income tax impact	(12.7)		—		(12.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	108.0		—		108.0
Amounts reclassified from AOCI into income:
Increase (decrease)	—	(d)	—	(c, d)	—
Income tax impact	—		—	(d)	—
Amounts reclassified from AOCI into income, net of income taxes	—		—		—
Net current period other comprehensive income (loss), net of income taxes	108.0		—		108.0
Balance, June 27, 2025	$(253.3)		$(34.0)		$(287.3)

For the Three Months Ended June 28, 2024:
Balance, March 29, 2024	$(368.2)		$(34.3)		$(402.5)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	(33.1)		—		(33.1)
Income tax impact	5.0		—		5.0
Other comprehensive income (loss) before reclassifications, net of income taxes	(28.1)		—		(28.1)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	(b)	0.1		7.1
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		—		7.0
Net current period other comprehensive income (loss), net of income taxes	(21.1)		—		(21.1)
Balance, June 28, 2024	$(389.3)		$(34.3)		$(423.6)

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
(d) Amount was rounded to zero.

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Six Months Ended June 27, 2025:
Balance, December 31, 2024	$(431.4)		$(34.0)		$(465.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	198.7		—		198.7
Income tax impact	(20.6)		—		(20.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	178.1		—		178.1
Amounts reclassified from AOCI into income:
Increase (decrease)	—	(d)	—	(c, d)	—
Income tax impact	—		—	(d)	—
Amounts reclassified from AOCI into income, net of income taxes	—		—		—
Net current period other comprehensive income (loss)	178.1		—		178.1
Balance, June 27, 2025	$(253.3)		$(34.0)		$(287.3)

For the Six Months Ended June 28, 2024:
Balance, December 31, 2023	$(291.7)		$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	(113.2)		—		(113.2)
Income tax impact	8.6		—		8.6
Other comprehensive income (loss) before reclassifications, net of income taxes	(104.6)		—		(104.6)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	(b)	0.2	(c)	7.2
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		0.1		7.1
Net current period other comprehensive income (loss)	(97.6)		0.1		(97.5)
Balance, June 28, 2024	$(389.3)		$(34.3)		$(423.6)

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
(d) Amount was rounded to zero.
Allowance for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and six-month periods ending June 27, 2025 and June 28, 2024, the activity was immaterial.
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
Restructuring
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by December 31, 2025. The nature of the plan initiated in 2024 was related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During the three and six-month periods ended June 27, 2025, we incurred charges of $8 million and $12 million, respectively. Accrued restructuring costs were $8 million as of June 27, 2025 and were $13 million as of December 31, 2024, and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
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
On January 3, 2024, we acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications, with EA operating within the PT segment following the acquisition. The total consideration paid was approximately $1.72 billion, net of acquired cash. We funded this transaction with financing activities and available cash. We recorded approximately $1.18 billion of goodwill within our PT segment related to the EA acquisition, which is not tax deductible.
For the three and six-month periods ended June 28, 2024, we incurred approximately $0.2 million and $27.4 million of pretax transaction-related costs related to the EA acquisition, which were primarily for banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings.
Subsequent to the end of the second quarter, on June 28, 2025, the Company completed the PT Separation by distributing to its stockholders one share of Ralliant common stock for every three shares of the Company’s common stock outstanding held on June 16, 2025, the record date for the distribution. Fortive stockholders received cash in lieu of any fractional shares of Ralliant common stock that they would have received after application of this ratio. Beginning with the third quarter of 2025, the Company will classify Ralliant as a discontinued operation in its financial statements, as a result of the Separation. Refer to Note 11 for PT’s operating results.

In connection with the Separation, the Company incurred $41 million and $64 million in Separation-related costs during the three and six months ended June 27, 2025, respectively. These costs were primarily related to professional fees associated with finance, tax, legal, banking and information technology services as well as redundant general and administrative costs, and were recorded within Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.
Fortive and Ralliant entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a Fort solutions license agreement. These agreements provide for the allocation between Fortive and Ralliant of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation.
NOTE 3. GOODWILL
The following is a roll forward of our carrying value of goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Total Goodwill
Balance, December 31, 2024	$4,121.7	$2,940.0	$3,094.3	$10,156.0
Foreign currency translation and other	47.2	179.1	21.4	247.7
Balance, June 27, 2025	$4,168.9	$3,119.1	$3,115.7	$10,403.7
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 27, 2025
Deferred compensation liabilities	$—	$37.7	$—	$37.7
December 31, 2024
Deferred compensation liabilities	—	46.7	—	46.7
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

Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and six-month period ended June 27, 2025, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	June 27, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,905.7	$1,900.7	$376.2	$376.3
Long-term debt, net of current maturities	2,906.5	2,837.2	3,331.1	3,243.8
As of June 27, 2025 and December 31, 2024, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 5. FINANCING
The components of our debt were as follows ($ in millions):

	June 27, 2025	December 31, 2024
U.S. dollar-denominated commercial paper	$395.0	$650.0
3.7% Euro-denominated senior unsecured notes due 2026	585.9	517.7
3.7% Euro-denominated senior unsecured notes due 2029	820.3	724.8
Euro Term Loan due 2025	322.2	284.7
Yen Term Loan due 2025	99.6	91.6
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Subtotal	3,673.0	3,718.8
Ralliant debt:
USD Term Loan due 2026	530.8	—
USD Term Loan due 2028	619.2	—
Total Ralliant debt	1,150.0	—
Long-term debt, principal amounts	4,823.0	3,718.8
Less: aggregate unamortized debt discounts, premiums, and issuance costs	10.8	11.5
Long-term debt, carrying value	4,812.2	3,707.3
Less: current portion of long-term debt, carrying value	1,905.7	376.2
Long-term debt, net of current maturities	$2,906.5	$3,331.1
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

The details of our outstanding Commercial Paper Programs as of June 27, 2025 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$394.2	4.63%	30
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 27, 2025, no borrowings were outstanding under the Revolving Credit Facility.
We classified our borrowings outstanding under the Commercial Paper Programs as of June 27, 2025 as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Indebtedness Related to the Ralliant Separation
On May 15, 2025, Ralliant entered into a credit agreement with a syndicate of banks, consisting of a three-year, $700 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), an eighteen-month, $600 million senior unsecured delayed draw term loan facility (the “Eighteen-Month Term Loans” and together with the Three-Year Term Loans, the “Term Loans”), and a five-year $750 million unsecured revolving credit facility (the “Ralliant Credit Facility”).
Ralliant may draw on the funds under the Term Loans, in up to two advances, which may be made on or prior to December 31, 2025. On June 27, 2025, in preparation for the Separation, Ralliant borrowed $1.15 billion in aggregate principal amount consisting of a USD Term Loan due 2026 and a USD Term Loan due 2028 (the “Ralliant Debt”). As of June 27, 2025, Ralliant was a wholly-owned, consolidated subsidiary of the Company, and as a result, the Company’s Consolidated Balance Sheet includes the Ralliant Debt.
No amounts were outstanding under the Ralliant Credit Facility at any time prior to the Separation. As of June 27, 2025, Ralliant was in compliance with all covenants under the Ralliant Debt and the Ralliant Credit Facility.
The proceeds from the Ralliant Debt were used to fund the $1.15 billion cash dividend Ralliant made to Fortive prior to the Distribution Date (the “Ralliant Dividend”).
Use of Ralliant Dividend
On June 4, 2025 and June 17, 2025, respectively, we extended the maturity date of the Yen Term Loan due on June 17, 2025 and the Euro Term Loan due on June 23, 2025 to December 31, 2025.
On July 15, 2025, Fortive used approximately $302 million of the Ralliant Dividend to redeem €252 million of the outstanding principal of the 3.7% Euro-denominated senior unsecured notes due 2026, and the accrued interest thereon, with €248 million remaining outstanding following such redemption. On July 24, 2025 and July 25, 2025, respectively, Fortive used $324 million and $98 million of the Ralliant Dividend to repay the outstanding principle of the Euro Term Loan and Yen Term Loan, and accrued interest thereon. Fortive also intends to apply the Ralliant Dividend to repurchase certain of its outstanding common stock pursuant to the special purpose share repurchase program authorized on May 27, 2025.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $141 million as of June 27, 2025 and $118 million as of December 31, 2024. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of June 27, 2025 and December 31, 2024, we had $69 million and $59 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	June 27, 2025	December 31, 2024
Deferred revenue - current	$565.9	$553.2
Deferred revenue - noncurrent	62.4	58.9
Total contract liabilities	$628.3	$612.1
During the three and six-month period ended June 27, 2025, we recognized revenue related to our contract liabilities at December 31, 2024 of $128 million and $317 million, respectively. The change in our contract liabilities from December 31, 2024 to June 27, 2025 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

June 27, 2025
Intelligent Operating Solutions	$647.0
Precision Technologies	61.9
Advanced Healthcare Solutions	104.1
Total remaining performance obligations	$813.0
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
Disaggregation of revenue for the three-month period ended June 27, 2025 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,277.4	$562.5	$465.0	$249.9
Sales of services	241.4	113.2	58.6	69.6
Total	$1,518.8	$675.7	$523.6	$319.5

Geographic:
United States	$825.2	$379.9	$264.5	$180.8
China	159.7	49.5	85.6	24.6
All other	533.9	246.3	173.5	114.1
Total	$1,518.8	$675.7	$523.6	$319.5

End markets:(a)
Direct sales:
Healthcare	$360.0	$10.6	$46.9	$302.5
Industrial & Manufacturing	329.5	231.3	93.7	4.5
Government	133.0	79.6	44.3	9.1
Utilities & Power	114.9	48.4	66.5	—
Communications, Electronics & Semiconductor	84.3	28.5	55.8	—
Aerospace & Defense	79.0	0.1	78.9	—
Retail & Consumer	95.0	70.5	24.5	—
Oil & Gas	73.4	71.2	2.2	—
Other	166.2	100.2	66.0	—
Total direct sales	1,435.3	640.4	478.8	316.1
Distributors	83.5	35.3	44.8	3.4
Total	$1,518.8	$675.7	$523.6	$319.5

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the three-month period ended June 28, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$1,308.9	$563.3	$490.3	$255.3
Sales of services	243.5	113.7	61.5	68.3
Total	$1,552.4	$677.0	$551.8	$323.6

Geographic:
United States	$840.3	$380.8	$281.0	$178.5
China	165.1	53.2	86.6	25.3
All other	547.0	243.0	184.2	119.8
Total	$1,552.4	$677.0	$551.8	$323.6

End markets:(a)
Direct sales:
Healthcare	$368.9	$11.1	$51.5	$306.3
Industrial & Manufacturing	329.7	236.0	89.1	4.6
Government	142.2	80.3	52.6	9.3
Utilities & Power	104.1	48.8	55.3	—
Communications, Electronics & Semiconductor	94.5	25.5	69.0	—
Aerospace & Defense	83.4	0.1	83.3	—
Retail & Consumer	80.6	65.5	15.1	—
Oil & Gas	72.1	69.3	2.8	—
Other	175.9	100.0	75.9	—
Total direct sales	1,451.4	636.6	494.6	320.2
Distributors	101.0	40.4	57.2	3.4
Total	$1,552.4	$677.0	$551.8	$323.6

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the six-month period ended June 27, 2025 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,525.8	$1,131.6	$908.5	$485.7
Sales of services	467.2	215.5	115.7	136.0
Total	$2,993.0	$1,347.1	$1,024.2	$621.7

Geographic:
United States	$1,631.1	$756.6	$518.8	$355.7
China	317.0	109.3	158.4	49.3
All other	1,044.9	481.2	347.0	216.7
Total	$2,993.0	$1,347.1	$1,024.2	$621.7

End markets:(a)
Direct sales:
Healthcare	$701.5	$21.1	$92.4	$588.0
Industrial & Manufacturing	665.4	471.3	185.1	9.0
Government	254.4	151.3	85.1	18.0
Utilities & Power	223.5	98.0	125.5	—
Communications, Electronics & Semiconductor	164.8	57.7	107.1	—
Aerospace & Defense	153.2	0.2	153.0	—
Retail & Consumer	180.1	137.9	42.2	—
Oil & Gas	145.5	141.6	3.9	—
Other	333.8	196.0	137.8	—
Total direct sales	2,822.2	1,275.1	932.1	615.0
Distributors	170.8	72.0	92.1	6.7
Total	$2,993.0	$1,347.1	$1,024.2	$621.7

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.

Disaggregation of revenue for the six-month period ended June 28, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,608.8	$1,130.2	$990.9	$487.7
Sales of services	468.1	212.5	119.9	135.7
Total	$3,076.9	$1,342.7	$1,110.8	$623.4

Geographic:
United States	$1,630.2	$730.3	$555.1	$344.8
China	341.4	120.3	169.5	51.6
All other	1,105.3	492.1	386.2	227.0
Total	$3,076.9	$1,342.7	$1,110.8	$623.4

End markets:(a)
Direct sales:
Healthcare	$706.1	$22.4	$94.7	$589.0
Industrial & Manufacturing	680.0	478.2	192.6	9.2
Government	268.4	149.8	100.2	18.4
Utilities & Power	206.0	98.0	108.0	—
Communications, Electronics & Semiconductor	184.9	53.4	131.5	—
Aerospace & Defense	166.8	0.2	166.6	—
Retail & Consumer	157.4	127.2	30.2	—
Oil & Gas	144.8	138.8	6.0	—
Other	364.1	195.9	168.2	—
Total direct sales	2,878.5	1,263.9	998.0	616.6
Distributors	198.4	78.8	112.8	6.8
Total	$3,076.9	$1,342.7	$1,110.8	$623.4

(a) Direct sales by end market include sales made through third-party distributors where we have visibility to the end customer.
NOTE 7. INCOME TAXES
Our effective tax rate for the three and six-month period ended June 27, 2025 was 13.2% and 14.0%, respectively, as compared to 14.7% and 13.0%, respectively, for the three and six-month period ended June 28, 2024. The decrease in the effective tax rate for the three-month period ended June 27, 2025 as compared to the three-month period ended June 28, 2024 was primarily related to a change in mix of earnings in the comparable prior year period. The increase in the effective tax rate for the six-month period ended June 27, 2025 as compared to the six-month period ended June 28, 2024 was primarily related to a discrete tax credit in the comparable prior year period from cash repatriation.
Our effective tax rate for the three and six-month period ended June 27, 2025 , differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 8. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of June 27, 2025, approximately 10 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 14 of our 2024 Annual Report on Form 10-K.

Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Stock Awards:
Pretax compensation expense	$22.4	$15.6	$43.3	$37.1
Income tax benefit	(3.3)	(2.9)	(6.7)	(5.5)
Stock Award expense, net of income taxes	19.1	12.7	36.6	31.6
Stock options:
Pretax compensation expense	5.0	8.6	11.6	16.0
Income tax benefit	(0.6)	(1.2)	(1.6)	(2.3)
Stock option expense, net of income taxes	4.4	7.4	10.0	13.7
Total stock-based compensation:
Pretax compensation expense	27.4	24.2	54.9	53.1
Income tax benefit	(3.9)	(4.1)	(8.3)	(7.8)
Total stock-based compensation expense, net of income taxes	$23.5	$20.1	$46.6	$45.3
The following summarizes the unrecognized compensation cost for the Stock Awards and stock options as of June 27, 2025. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$167.9
Stock options	39.9
Total unrecognized compensation cost	$207.8
Ralliant Separation
Subsequent to quarter-end, in connection with the Separation and in accordance with the employee matters agreement between Fortive and Ralliant, the Company has made certain adjustments to the exercise price and the number of stock-based awards with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. Stock-based awards of Fortive held by employees who transferred to Ralliant in the Separation were converted into stock-based awards of Ralliant issued under Ralliant’s stock plan.
NOTE 9. COMMITMENTS AND CONTINGENCIES
For a description of our litigation and contingencies and additional information about our leases, refer to Note 13 and Note 8, respectively, in our 2024 Annual Report on Form 10-K.
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three and six-month periods ended June 27, 2025 and June 28, 2024, warranty related activity was immaterial.
Leases
Operating lease costs for each period are presented as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating lease costs	$11.5	$12.5	$24.1	$25.1
Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows ($ in millions):

	As of
	June 27, 2025	December 31, 2024
Right-of-use (“ROU”) assets (a)	$159.3	$164.2
Operating lease liabilities (b)	165.1	169.6

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash paid for operating leases	$23.7	$24.2
ROU assets obtained in exchange for operating lease obligations	0.6	9.7
NOTE 10. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and six-month periods ended June 27, 2025 were 2.2 million and 1.9 million, respectively, and were 1.3 million and 1.2 million, respectively, for the three and six-month periods ended June 28, 2024.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator
Net earnings	$166.6	$195.1	$338.5	$402.5

Denominator
Weighted average common shares outstanding used in basic earnings per share	339.6	351.3	340.3	351.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.1	3.5	2.9	3.9
Weighted average common shares outstanding used in diluted earnings per share	341.7	354.8	343.2	355.4

Net earnings per common share - Basic	$0.49	$0.56	$0.99	$1.15
Net earnings per common share - Diluted	$0.49	$0.55	$0.99	$1.13

General Share Repurchase Program
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024 and May 27, 2025, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million and 15.6 million shares, respectively. As of June 27, 2025, there were 19.2 million shares remaining authorized under the share repurchase program. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company's management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors.
During the three and six-month period ended June 27, 2025, the Company purchased 1.9 million and 4.4 million shares of its common stock at an average share price of $71.15 and $76.76, respectively. During the three and six-month periods ended June 28, 2024, the Company purchased 2 million shares of its common stock at an average share price of $76.43. Our common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within Common stock repurchases in the Consolidated Condensed Statement of Equity. The payment of the excise tax is recorded within Repurchase of common shares in the Consolidated Condensed Statement of Cash Flows.
Special Purpose Share Repurchase Program
On May 27, 2025, in connection with the Separation, the Company’s Board of Directors adopted a separate special purpose share repurchase program (the “Special Purpose Share Repurchase Program”) under which Fortive may purchase up to $550 million in Fortive’s common stock exclusively from the proceeds of the Ralliant Dividend, together with any other cash received by Fortive from Ralliant in connection with the Separation (collectively, the “Ralliant Cash Proceeds”). Repurchases of shares of Fortive common stock using the Ralliant Cash Proceeds will only be made through the Special Purpose Share Repurchase Program.
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
The IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include professional instrumentation including electrical test & measurement equipment, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. Typical users of these safety, productivity and sustainability solutions include electrical engineers, electricians, electronic technicians, EHS professionals, network technicians, facility managers, first-responders, and maintenance professionals.
The PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. Our expertise in materials, methods and measurements are reflected in our electrical test & measurement and sensing and material technologies offered to a broad set of customers and vertical end markets, including industrial, power and energy, automotive, medical equipment, food and beverage, aerospace and defense, semiconductor, and other general industries. Customers for these products and services include design engineers for advanced electronic devices and equipment, process and quality engineers focused on improved process capability and productivity, facility maintenance managers driving increased uptime, and other customers for whom precise measurement, reliability, and compliance are critical in their applications.
The AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Our offerings include instrument sterilization solutions, instrument tracking, biomedical test tools, radiation detection and safety monitoring, and end-to-end clinical productivity software and solutions. Our healthcare offerings help ensure critical safety standards are met, instruments and operating rooms are working at peak performance, and complex procedures are followed accurately in these mission-critical healthcare environments.
Segment results for the three-month period ended June 27, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,518.8	$675.7	$523.6	$319.5	$—
Cost of sales	(623.1)	(231.8)	(261.3)	(130.0)	—
Gross profit	895.7	443.9	262.3	189.5	—
Operating expenses (a)	(673.5)	(277.2)	(169.1)	(150.4)	(76.8)
Operating profit (loss)	222.2	166.7	93.2	39.1	(76.8)
Non-operating income (expense), net
Interest expense, net	(32.1)	—	—	—	(32.1)
Other non-operating expense, net	1.9	—	—	—	1.9
Earnings before income taxes	$192.0	$166.7	$93.2	$39.1	$(107.0)

Depreciation and amortization expenses	$(137.8)	$(58.4)	$(28.7)	$(50.4)	$(0.3)

Capital expenditure	$(36.7)	$(20.1)	$(11.6)	$(4.9)	$(0.1)

(a) Unallocated Corporate Costs and Other included $41 million of Separation-related costs. Refer to Note 2 for further detail.
Segment results for the three-month period ended June 28, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,552.4	$677.0	$551.8	$323.6	$—
Cost of sales	(624.1)	(221.7)	(266.3)	(136.1)	—
Gross profit	928.3	455.3	285.5	187.5	—
Operating expenses	(626.5)	(282.1)	(170.2)	(147.3)	(26.9)
Operating profit (loss)	301.8	173.2	115.3	40.2	(26.9)
Non-operating income (expense), net
Interest expense, net	(38.7)	—	—	—	(38.7)
Loss from divestiture (a)	(25.6)	—	—	—	(25.6)
Other non-operating expense, net	(8.8)	—	—	—	(8.8)
Earnings before income taxes	$228.7	$173.2	$115.3	$40.2	$(100.0)

Depreciation and amortization expenses	$(136.5)	$(57.1)	$(28.8)	$(50.4)	$(0.2)

Capital expenditure	$(29.2)	$(14.9)	$(9.6)	$(3.1)	$(1.6)

(a) Refer to Note 1 for further detail on Loss from divestiture.

Segment results for the six-month period ended June 27, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$2,993.0	$1,347.1	$1,024.2	$621.7	$—
Cost of sales	(1,216.4)	(455.0)	(507.3)	(254.1)	—
Gross profit	1,776.6	892.1	516.9	367.6	—
Operating expenses (a)	(1,320.8)	(551.7)	(336.4)	(302.2)	(130.5)
Operating profit (loss)	455.8	340.4	180.5	65.4	(130.5)
Non-operating income (expense), net
Interest expense, net	(64.1)	—	—	—	(64.1)
Other non-operating expense, net	1.7	—	—	—	1.7
Earnings before income taxes	$393.4	$340.4	$180.5	$65.4	$(192.9)

Depreciation and amortization expenses	$(272.7)	$(116.3)	$(55.9)	$(99.9)	$(0.6)

Capital expenditure	$(63.4)	$(37.0)	$(17.2)	$(8.9)	$(0.3)

(a) Unallocated Corporate Costs and Other included $64 million of Separation-related costs. Refer to Note 2 for further detail.
Segment results for the six-month period ended June 28, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Precision Technologies	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$3,076.9	$1,342.7	$1,110.8	$623.4	$—
Cost of sales	(1,244.4)	(444.1)	(539.0)	(261.3)	—
Gross profit	1,832.5	898.6	571.8	362.1	—
Operating expenses	(1,291.6)	(561.3)	(370.5)	(294.4)	(65.4)
Gain on sale of property (a)	63.1	—	63.1	—	—
Operating profit (loss)	604.0	337.3	264.4	67.7	(65.4)
Non-operating income (expense), net
Interest expense, net	(82.7)	—	—	—	(82.7)
Loss from divestiture (a)	(25.6)	—	—	—	(25.6)
Other non-operating expense, net	(33.0)	—	—	—	(33.0)
Earnings before income taxes	$462.7	$337.3	$264.4	$67.7	$(206.7)

Depreciation and amortization expenses	$(273.3)	$(114.4)	$(58.2)	$(100.5)	$(0.2)

Capital expenditure	$(55.6)	$(33.6)	$(13.7)	$(5.8)	$(2.5)

(a) Refer to Note 1 for further detail on Gain on sale of property and Loss from divestiture.

Segment Assets:

	As of
($ in millions)	June 27, 2025	December 31, 2024
Intelligent Operating Solutions	$6,343.2	$6,320.1
Precision Technologies	4,947.6	4,691.9
Advanced Healthcare Solutions	4,947.1	5,008.6
Total segment assets	16,237.9	16,020.6
Other (a)	2,006.3	995.5
Total assets	$18,244.2	$17,016.1

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
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; impact of government actions, including tariffs, other trade policies, government spending and tax laws; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, stock repurchases, and dividends; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

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
•Potential indemnification liabilities to Ralliant Corporation (“Ralliant”) and Vontier Corporation (“Vontier”) pursuant to the respective separation agreements could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
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
•We could incur significant liability if our separation from Danaher, our separation of our Automation and Specialty business, our separation of Ralliant, or our separation of Vontier (collectively, the “Separation Transactions”) is determined to be a taxable transaction.
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
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in growing markets, trends and costs associated with a global labor force, and consolidation of our competitors. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend, in particular, on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, attract relevant talent and retain, grow, and empower our talented workforce, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.
Segment Presentation
Prior to the separation of Ralliant Corporation on June 28, 2025, we operated and reported our results in three segments, IOS, PT, and AHS.
The IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. The PT segment helps solve tough technical challenges to speed breakthroughs in a wide range of applications, from food and beverage production and manufacturing to next-generation electric vehicles and clean energy, as our customers seek new test solutions to enable the electrification and connectivity of everything. The AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Refer to Note 11 for further description of each segment.
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
Precision Technologies Separation
On June 28, 2025 (the “Distribution Date”), the Company completed the separation (the “Separation” or the “PT Separation”) of its former Precision Technologies segment by distributing to Fortive shareholders on a pro rata basis all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”), the entity incorporated to hold the PT businesses. Beginning with the third quarter of 2025, the Company will classify Ralliant as a discontinued operation in its financial statements, as a result of the Separation. Refer to Note 2 for additional information.
Business Performance and Outlook
Business Performance for the Period Ended June 27, 2025
During the three and six-month period ended June 27, 2025 (the “quarter” or the “second quarter” and “year-to-date period,” respectively), our sales decreased by 2.2% and 2.7%, respectively.
The year-over-year decrease in the second quarter was a result of a 2.5% decrease in our core revenue, which was comprised of favorable pricing of 2.9% including countermeasures to mitigate the unfavorable tariffs impact, offset by volume declines of 5.4%. Additionally, there was a 0.9% increase from favorable foreign currency exchange rates and a 0.6% decrease from the effect of divested businesses.
Year-over-year decrease in the year-to-date period was primarily a result of a 2.1% decrease in our core revenue, which was comprised of favorable pricing of 2.4% including countermeasures to mitigate the unfavorable tariffs impact, offset by volume declines of 4.5%. Additionally, there was a 0.5% decrease from the effect of divested businesses.
Geographically, in the second quarter, the core revenue decline was driven primarily by market dynamics in Western Europe largely in the PT segment. North America and China also experienced softness in the quarter. Geographically, in the year-to-date period, the core revenue decline was again driven primarily by the PT segment in Western Europe. Further, declines in China were partially offset by growth in North America and Latin America. For further detail, refer to the Intelligent Operating Solutions, Precision Technologies, and Advanced Healthcare Solutions sections below.
Outlook
In 2025, the U.S. government began imposing tariffs on products from all countries and additional individualized reciprocal tariffs on certain countries. In response, China, in particular, and other countries have announced retaliatory tariffs against certain imports from the United States. Currently, certain of these tariffs have been temporarily paused until August of 2025. There may be additional changes to tariff levels, trade restrictions, and other aspects of global trade policy in the U.S. and other countries due to global trade negotiations and other factors. These changes to trade policies, retaliatory measures, and prolonged uncertainty in trade relationships negatively impact operations and financial results, including potential impairment of certain intangible assets, through resulting supply chain disruptions, delayed shipments, and increased operational complexities and costs. We continue to evaluate the impact of tariffs on our financial results, as the application and imposition of these tariffs remains unpredictable. For additional discussion of risks related to tariffs and trade relations, please refer to the risk factor, “Trade relations between the United States and other countries, including the imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on our business and financial results” in Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2025.

We also expect foreign exchange rates to remain volatile throughout the year, which could continue to impact our financial results. Additionally, our financial outlook is subject to various assumptions and risks, including but not limited to, ongoing geopolitical developments and events, uncertainties related to governmental policies on international trade and healthcare, monetary and fiscal policies, including the current uncertainty about the future relationship between the United States and other regions with respect to tariffs as mentioned above, trade policies, treaties, government regulations and sanctions, reductions in spending by the U.S. government as a result of the recently enacted One Big Beautiful Bill Act (“OBBBA”) and the formation of the Department of Government Efficiency, increased economic nationalism, macroeconomic conditions in the United States, China, and other critical regions, impact from our separation into two independent publicly traded companies, and the impact of inflationary dynamics on our expenses or our ability to realize price increases and/or competitiveness in our sales, interest rates, market conditions in key product segments, and elective surgery rates.
We continue to deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics. We continue to monitor these conditions and potential adverse global economic trends and sentiments, monetary and fiscal policies, international trade policies and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (“OECD”), including incremental impacts of the Pillar Two initiative. In addition, we are continuing to assess the potential impact, including on our tax liabilities and our strategies, of the OBBBA. Refer to Income Taxes below for further detail on the OECD initiatives and the OBBBA.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the second quarter as compared to the comparable period of 2024:
Components of Sales Growth

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(2.2)%	(2.7)%
Excluding impact of:
Divestitures	0.6%	0.5%
Currency exchange rates	(0.9)%	0.1%
Core revenue growth (Non-GAAP)	(2.5)%	(2.1)%
Operating Profit Margins
Operating profit margin was 14.6% for the second quarter, representing a decrease of 480 basis points as compared to 19.4% in the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•The year-over-year increase in price and gains from productivity measures through our FBS initiatives were offset by overall volume declines, higher employee compensation, and unfavorable impacts from tariffs net of countermeasures — unfavorable 170 basis points
•The year-over year effect of all other items was an unfavorable 310 basis points comprised of -270 basis points from Separation, acquisition, and divestiture-related costs, -55 basis points in discrete restructuring charges, +30 basis points from the net effect of divested businesses, and -15 basis points from amortization of existing businesses
Operating profit margin was 15.2% for the year-to-date period, yielding a decrease of 440 basis points as compared to 19.6% in the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•The year-over-year increase in price and gains from productivity measures were offset by volume declines, higher employee compensation, investments in growth initiatives, and the unfavorable impact from tariffs net of countermeasures — unfavorable 95 basis points

•The year-over year effect of all other items was an unfavorable 345 basis points comprised of -205 basis points from the gain on sale of property in PT in 2024, -125 basis points from Separation, acquisition, and divestiture-related costs, -40 basis points in discrete restructuring charges, +40 basis points from the net effect of acquired and divested businesses, and -15 basis points from amortization of existing businesses
INTELLIGENT OPERATING SOLUTIONS
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$675.7	$677.0	$1,347.1	$1,342.7
Operating profit	166.7	173.2	340.4	337.3
Depreciation	11.8	9.9	23.1	19.6
Amortization	46.6	47.2	93.2	94.8
Operating profit as a % of sales	24.7%	25.6%	25.3%	25.1%
Depreciation as a % of sales	1.7%	1.5%	1.7%	1.5%
Amortization as a % of sales	6.9%	7.0%	6.9%	7.1%
Components of Sales Growth

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(0.2)%	0.3%
Excluding impact of:
Divestitures	0.6%	0.3%
Currency exchange rates	(0.8)%	0.2%
Core revenue growth (Non-GAAP)	(0.4)%	0.8%
The sales results in both the second quarter and year-to-date period were driven by favorable pricing of 2.3% and 2.0%, respectively, including countermeasures to mitigate unfavorable tariff impacts, and volume increases in gas detection offerings. These benefits were offset by modest declines in professional instrumentation. Additionally, foreign currency exchange rates impacted sales results as indicated above.
Geographically, in the second quarter, the core revenue decline was driven primarily by lower sales in China in professional instrumentation, partially offset by growth in Latin America from gas detection offerings. North America core revenue has remained stable despite tariff-related uncertainty and lower government procurement spend.
Geographically, in the year-to-date period, core revenue growth was driven primarily by expansion in North America across majority of the segment led by facility and asset lifecycle SaaS products and gas detection solutions, as well as Latin America from strong demand in professional instrumentation and gas detection. This growth was partially offset by declines in Western Europe and China from softening demand in certain product lines in professional instrumentation and certain software and services in facility and asset lifecycle applications.
Operating profit margin decreased 90 basis points during the second quarter as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•The year-over-year increase in price and efficiency gains achieved from productivity measures through our FBS initiatives were offset by a net decrease in sales volume in the segment, higher employee compensation, investments in growth initiatives, and the unfavorable impact from tariffs net of countermeasures — unfavorable 30 basis points
•The year-over year effect of all other items was an unfavorable 60 basis points comprised of -85 basis points in discrete restructuring charges, +15 basis points from acquisition and divestiture-related costs, and +10 basis points from amortization of existing businesses

Operating profit margin increased 20 basis points during the year-to-date period, as compared to the comparable period of 2024. Year-over-year changes in operating profit margin comparisons were comprised of the following:
•Year-over-year increase from favorable pricing and efficiency gains achieved from productivity through our FBS initiatives were partially offset by a net decrease in sales volume, higher employee compensation, and unfavorable impact from tariffs net of countermeasures — favorable 60 basis points
•The year-over year effect of all other items was an unfavorable 40 basis points comprised of -70 basis points in discrete restructuring charges, +20 basis points from amortization from existing businesses, and +10 basis points from acquisition and divestiture-related costs
PRECISION TECHNOLOGIES
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$523.6	$551.8	$1,024.2	$1,110.8
Operating profit	93.2	115.3	180.5	264.4
Depreciation	6.8	7.9	13.7	16.2
Amortization	21.9	20.9	42.2	42.0
Operating profit as a % of sales	17.8%	20.9%	17.6%	23.8%
Depreciation as a % of sales	1.3%	1.4%	1.3%	1.5%
Amortization as a % of sales	4.2%	3.8%	4.1%	3.8%
Components of Sales Growth

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 period
Total revenue growth (GAAP)	(5.1)%	(7.8)%
Excluding impact of:
Divestitures	1.0%	1.0%
Currency exchange rates	(1.2)%	(0.1)%
Core revenue growth (Non-GAAP)	(5.3)%	(6.9)%
The sales results for the second quarter and year-to-date period were driven by favorable pricing of 3.5% and 2.6%, respectively, including countermeasures to mitigate unfavorable tariff impacts, and increased demand in the utilities sector for grid modernization. These benefits were offset by volume reductions in test and measurement, energetic materials, and certain industrial sensing products, as well as the Invetech Divestiture. Additionally, foreign currency exchange rates impacted sales results as indicated above.
Geographically, in the second quarter and the year-to-date period, core revenue declines were experienced in Western Europe, North America, and China, from slow downs in test and measurement amid tariff-related uncertainties and volume decline in energetic materials. These declines were partially by growth in Latin America from increased demand in the utilities sector for grid modernization.
Operating profit margin decreased 310 basis points for the second quarter as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase in price and gains from productivity measures through our FBS initiatives were offset by net volume reductions, higher compensation costs, and unfavorable impacts from tariffs net of countermeasures— unfavorable 320 basis points
•The year-over year effect of all other items was a favorable 10 basis points comprised of +70 basis points from the Invetech Divestiture, -40 basis points from amortization of existing businesses, -15 basis points from acquisition and divestiture-related costs, and -5 basis points in discrete restructuring charges

Operating profit margin decreased 620 basis points during the year-to-date period as compared to the comparable period of 2024. Year-over-year changes in operating profit margins were comprised of the following:
•Year-over-year increase in price from existing businesses and gains from productivity measures through our FBS initiatives were offset by net volume reduction in the segment, higher compensation costs, and unfavorable impacts from tariffs net of countermeasures — unfavorable 350 basis points
•The year-over year effect of all other items was an unfavorable 270 basis points comprised of -570 from the gain on sale of property in 2024, +225 basis points from acquisition and divestiture-related costs, +115 basis points from the Invetech Divestiture and acquisition-related fair value adjustments, -30 basis points from amortization of existing businesses, and -10 basis points in discrete restructuring charges
ADVANCED HEALTHCARE SOLUTIONS
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$319.5	$323.6	$621.7	$623.4
Operating profit	39.1	40.2	65.4	67.7
Depreciation	5.3	5.1	10.2	10.2
Amortization	45.1	45.3	89.7	90.3
Operating profit as a % of sales	12.2%	12.4%	10.5%	10.9%
Depreciation as a % of sales	1.7%	1.6%	1.6%	1.6%
Amortization as a % of sales	14.1%	14.0%	14.4%	14.5%
Components of Sales Growth

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(1.3)%	(0.3)%
Excluding impact of:
Currency exchange rates	(0.6)%	0.5%
Core revenue growth (Non-GAAP)	(1.9)%	0.2%
The sales results for the second quarter and year-to-date period were driven by favorable pricing of 2.9% and 2.6%, respectively, and volume increases in software products and dosimetry services. These benefits were offset by a decline in sterilization healthcare equipment and biomedical test tools. Additionally, foreign currency exchange rates impacted sales results as indicated above.
Geographically, in the second quarter, the core revenue decline was driven primarily by weakness in Latin America from sterilization healthcare equipment due to government healthcare budgetary restraints. Western Europe also observed sales declines in certain biomedical test products. In North America, healthcare software experienced increased demand, mitigating the unfavorable impact of softening healthcare equipment sales driven by healthcare policy uncertainty.
Geographically, in the year-to-date period, core revenue was stable, which was driven primarily by growth in North America where increased demand in software products and dosimetry services mitigated the weakness in sterilization healthcare equipment sales. This growth was mostly offset by declines in Latin America, Western Europe and China, from demand weakness in sterilization healthcare equipment and certain biomedical and radiation detection products.
Operating profit margin decreased 20 basis points during the second quarter, as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increases due to favorable pricing, gains from productivity measures through our FBS initiatives, offset by a net volume decline in the segment, higher employee compensation, and investments in growth initiatives — unfavorable 10 basis points
•The year-over-year effect of amortization from existing businesses — unfavorable 10 basis points

Operating profit margin decreased 40 basis points during the year-to-date period as compared to the comparable period of 2024. Year-over-year changes in operating profit margin were comprised of the following:
•Year-over-year increase due to favorable pricing and gains from productivity measures, offset by a net volume decline, higher employee compensation, and higher costs to support product innovation — unfavorable 50 basis points
•The year-over-year effect of amortization from existing businesses — favorable 10 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$1,518.8	$1,552.4	$2,993.0	$3,076.9
Cost of sales	(623.1)	(624.1)	(1,216.4)	(1,244.4)
Gross profit	$895.7	$928.3	$1,776.6	$1,832.5
Gross profit margin	59.0%	59.8%	59.4%	59.6%
The year-over-year decrease in gross profit during both the second quarter and year-to-date period was due to an overall volume decline, higher employee compensation, discrete restructuring charges, and the unfavorable impact from tariffs net of countermeasures. These impacts were partially offset by favorable pricing, gains from productivity measures and FBS initiatives. Additionally, the effect of foreign currency exchanges rates was favorable in the second quarter but unfavorable in the year-to-date period.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$1,518.8	$1,552.4	$2,993.0	$3,076.9
Selling, general and administrative (“SG&A”)	564.3	525.4	1,106.5	1,086.4
Research and development (“R&D”)	109.2	101.1	214.3	205.2
SG&A as a % of sales	37.2%	33.8%	37.0%	35.3%
R&D as a % of sales	7.2%	6.5%	7.2%	6.7%
The year-over-year increase in SG&A during both the second quarter and year-to-date period were primarily due to costs incurred in 2025 related to the Separation, higher employee compensation, investment for growth initiatives, and discrete restructuring charges, all partially offset by benefits from productivity measures through our FBS initiatives. Additionally, in the year-to-date period, there were lower costs incurred related to acquisitions when compared to last year.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the second quarter and the year-to-date period as compared to the comparable periods of 2024 due to ongoing investments in innovation and higher compensation.
NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense for the second quarter and year-to-date period was $32.1 million and $64.1 million as compared to $38.7 million and $82.7 million in the comparable periods in 2024. The year-over-year decrease in net interest expense was primarily due to overall debt mix consisting of lower fixed rate debt instruments, and lower interest rate on floating rate debt instruments. For discussion of our outstanding indebtedness, refer to Note 5 to the consolidated condensed financial statements.
Loss from divestiture
During the three and six-month periods ended June 28, 2024, we recognized a net realized loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 1 to the consolidated condensed financial statements.

Other non-operating income (expense), net
Other non-operating income for the second quarter and year-to-date period was $1.9 million and $1.7 million, as compared to expense of $8.8 million and $33.0 million in the comparable periods in 2024. The year-over-year change in both the second quarter and year-to-date was primarily due to losses from our equity investments recognized in the comparable prior year periods. Additionally there was a charitable contribution made in the first quarter of 2024. For further discussion of the charitable contribution, refer to Note 1 to the consolidated condensed financial statements.
INCOME TAXES
Our effective tax rate for the three and six-month period ended June 27, 2025 was 13.2% and 14.0%, respectively, as compared to 14.7% and 13.0%, respectively, for the three and six-month period ended June 28, 2024. The decrease in the effective tax rate for the three-month period ended June 27, 2025 as compared to the three-month period ended June 28, 2024 was primarily related to a change in mix of earnings in the comparable prior year period. The increase in the effective tax rate for the six-month period ended June 27, 2025 as compared to the six-month period ended June 28, 2024 was primarily related to a discrete tax credit in the comparable prior year period from cash repatriation.
Our effective tax rate for the three and six-month period ended June 27, 2025 , differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
Globally, the Company monitors legislative action and OECD initiatives related to global taxation. The impact of the OECD framework for a “Pillar Two” global minimum corporate income tax rate of fifteen percent (15%) has been included within the provision for income taxes. On June 28, 2025, the OECD released a statement recognizing an agreement between OECD and the G20 to recognize the U.S. minimum tax rules to exempt U.S. multinationals certain portions of the Pillar Two framework. We continue to monitor further guidance and legislative developments related to the Pillar Two framework.
The One Big Beautiful Bill Act (“OBBBA”) enacted in the U.S on July 4, 2025 resulted in significant income tax provisions with effective dates spanning from 2025 through 2027. Changes from OBBBA include modifications to allow for immediate expensing of certain business investments and provides certain permanent extensions and modifications to the U.S. international tax framework. We are currently assessing the impact of OBBBA on our consolidated financial statements.
COMPREHENSIVE INCOME
Comprehensive income increased by $101 million during the second quarter as compared to the comparable period in 2024 due to favorable changes in foreign currency translation of $129 million, partially offset by a $29 million decrease in net income.
Comprehensive income increased by $212 million during the year-to-date period as compared to the comparable period in 2024 due primarily to favorable changes in foreign currency translation adjustments of $276 million, partially offset by a $64 million decrease in net income.
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of June 27, 2025, no borrowings were outstanding under the Revolving Credit Facility.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Six Months Ended
	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$552.9	$565.6

Purchases of property, plant and equipment	$(63.4)	$(55.6)
Proceeds from sale of property	1.7	10.8
Cash paid for acquisitions, net of cash received	—	(1,721.8)
Cash infusion into divestiture	—	(14.0)
All other investing activities	10.9	(1.6)
Net cash used in investing activities	$(50.8)	$(1,782.2)

Net proceeds from (repayments of) commercial paper borrowings	$(253.2)	$(571.5)
Repurchase of common shares	(344.5)	(152.9)
Payment of dividends	(54.2)	(56.1)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,146.8	1,733.5
Repayment of borrowings (maturities greater than 90 days)	—	(1,000.0)
All other financing activities	14.4	31.9
Net cash provided by (used in) financing activities	$509.3	$(15.1)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows were $553 million during the year-to-date period, representing a decrease of $13 million when compared to the comparable period of 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year decrease of $25 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Gain on sale of property, and Loss from divestiture).

•The aggregate changes in accounts receivable, inventories, and trade accounts payable generated $32 million of cash during the year-to-date period as compared to generating $43 million in the comparable period of 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses and other assets, and accrued expenses and other liabilities used $145 million of cash in the year-to-date period as compared to using $169 million of cash in the comparable period of 2024. The year-over-year changes were driven by timing differences related to payments of employee compensation, income taxes, interest.
Investing Activities
Cash outflows from investing activities declined $1.73 billion when compared with the prior year, which had outflows related to the EA acquisition, net of cash acquired, and cash infusion into divestiture.
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
In the year-to-date period, financing activities generated cash of $509 million, reflecting the following transactions:
•We repaid $253 million in net commercial paper borrowings.
•We repurchased 4.4 million shares of our common stock for approximately $345 million, under our share repurchase program.
•We made dividend payments to common shareholders totaling $54 million.
•On June 27, 2025, in preparation for the Separation, Ralliant, a wholly-owned, consolidated subsidiary prior to the Separation, borrowed $1.15 billion in aggregate principal amount of USD Term Loans due 2026 and 2028 (the “Ralliant Debt”).
In the comparable 2024 period, financing activities used cash of $15 million, reflecting the following transaction:
•We repaid $572 million in net commercial paper borrowings.
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
Cash and Cash Requirements
As of June 27, 2025, we held approximately $1,833 million of cash and equivalents, including the proceeds from the Ralliant Dividend, that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 32% was held outside of the United States.
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
As of June 27, 2025, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six-month periods ended June 27, 2025 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2024 Annual Report on Form 10-K. There were no material changes during the three and six-month period ended June 27, 2025 to the information reported in our 2024 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the second quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2024 Annual Report on Form 10-K. Other than as provided below, there were no material changes during the quarter ended June 27, 2025 to the risk factors reported in the “Risk Factors” section of our 2024 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2025.

Potential indemnification liabilities to Ralliant Corporation ("Ralliant") pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.

We entered into a separation and distribution agreement and related agreements with Ralliant to govern the separation and distribution of Ralliant and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify Ralliant under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Ralliant has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Ralliant will be sufficient to protect us against the full amount of the liabilities, or that Ralliant will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. On January 23, 2024 and May 27, 2025, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million and 15.6 million shares, respectively. As of June 27, 2025, there were 19.2 million shares remaining authorized under the share repurchase program. There is no expiration date for the repurchase program, and the timing and amount of repurchases under the program are determined by the Company’s management based on market conditions and other factors. The repurchase program may be suspended or discontinued at any time by the Board of Directors. During the fiscal quarter ended June 27, 2025, the Company purchased 1.9 million shares of its common stock at an average share price of $71.15.
The following table provides details about our share repurchases, including pursuant to a 10b5-01 plan, during the fiscal quarter ended June 27, 2025.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 29 - April 28	—	$—	N/A	N/A
April 29 - May 28	1,271,283	71.03	1,271,283	19,846,970
May 29 - June 27	626,039	71.40	626,039	19,220,931
Total	1,897,322	$71.15	1,897,322	19,220,931

Special Purpose Share Repurchase Program
On May 27, 2025, in connection with the Separation, the Company’s Board of Directors adopted a separate special purpose share repurchase program (the “Special Purpose Share Repurchase Program”) under which Fortive may purchase up to $550 million in Fortive’s common stock exclusively from the proceeds of the Ralliant Dividend, together with any other cash received by Fortive from Ralliant in connection with the Separation (collectively, the “Ralliant Cash Proceeds”). Repurchases of shares of Fortive common stock using the Ralliant Cash Proceeds will only be made through the Special Purpose Share Repurchase Program.
ITEM 5. OTHER INFORMATION
Trading Plans
During the second quarter ended June 27, 2025, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

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

10.1
Fortive Corporation Amended and Restated 2016 Stock Plan (Incorporated by reference from Appendix B to Fortive Corporation’s Proxy Statement on Schedule 14A filed on April 21, 2025. Commission File Number: 1-37654).

10.2
Employee Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

10.3
Tax Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

10.4
Transition Services Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

10.5
Intellectual Property Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 10.4 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

10.6
FBS License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 10.5 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

10.7
Fort Solutions License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation (Incorporated by reference from Exhibit 10.6 to Fortive Corporation’s Current Report on Form 8-K, filed on June 10, 2025. Commission File No. 1-37654).

10.8
Credit Agreement, dated as of May 15, 2025, among Ralliant Corporation, PNC Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto (Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on May 19, 2025. Commission File No. 1-37654).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

Exhibit Number	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 30, 2025	By:	/s/ Mark D. Okerstrom
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

Date: July 30, 2025	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer