Form 10-Q
period 2025-09-26
Fortive Corp
filed 2025-10-29
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 24, 2025 was 317,611,636.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)
(unaudited)

	As of
	September 26, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$430.8	$813.3
Accounts receivable less allowance for doubtful accounts of $18.7 and $19.4, respectively	633.6	661.3
Inventories:
Finished goods	190.8	151.9
Work in process	12.2	15.3
Raw materials	107.6	102.6
Inventories	310.6	269.8
Prepaid expenses and other current assets	303.4	233.6
Current assets, discontinued operations	53.2	614.3
Total current assets	1,731.6	2,592.3

Property, plant and equipment, net of accumulated depreciation of $426.5 and $392.2, respectively	258.7	232.9
Other assets	348.6	348.4
Goodwill	7,276.2	7,216.0
Other intangible assets, net	2,268.4	2,530.5
Other assets, discontinued operations	3.2	4,096.0
Total assets	$11,886.7	$17,016.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,189.2	$376.2
Trade accounts payable	427.6	425.4
Accrued expenses and other current liabilities	852.7	868.3
Current liabilities, discontinued operations	—	568.5
Total current liabilities	2,469.5	2,238.4

Other long-term liabilities	788.6	847.2
Long-term debt	2,117.1	3,331.1
Long-term liabilities, discontinued operations	—	403.8

Equity:
Common stock: $0.01 par value, 2,000 shares authorized; 368.8 and 366.6 issued; 317.6 and 341.2 outstanding, respectively	3.7	3.7
Additional paid-in capital	4,164.3	4,035.0
Treasury shares, at cost	(2,962.6)	(1,612.3)
Retained earnings	5,264.3	8,227.6
Accumulated other comprehensive income (loss)	34.2	(465.4)
Total Fortive stockholders’ equity	6,503.9	10,188.6
Noncontrolling interests	7.6	7.0
Total stockholders’ equity	6,511.5	10,195.6
Total liabilities and equity	$11,886.7	$17,016.1

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales of products and software	$814.4	$802.5	$2,431.6	$2,420.1
Sales of services	212.7	201.2	605.0	588.0
Total sales	1,027.1	1,003.7	3,036.6	3,008.1

Cost of product and software sales	(270.0)	(260.2)	(809.7)	(792.8)
Cost of service sales	(107.9)	(102.0)	(294.7)	(291.7)
Total cost of sales	(377.9)	(362.2)	(1,104.4)	(1,084.5)

Gross profit	649.2	641.5	1,932.2	1,923.6
Operating costs:
Selling, general and administrative	(427.6)	(407.5)	(1,244.3)	(1,233.4)
Research and development	(62.0)	(62.0)	(193.2)	(186.1)
Operating profit	159.6	172.0	494.7	504.1
Non-operating income (expense), net:
Interest expense, net	(25.4)	(37.1)	(89.5)	(119.8)
Other non-operating income (expense), net	0.8	(25.8)	3.1	(58.2)
Earnings from continuing operations before income taxes	135.0	109.1	408.3	326.1
Income taxes	(18.0)	2.4	(67.1)	(36.8)
Net earnings from continuing operations	117.0	111.5	341.2	289.3
Net earnings (loss) from discontinued operations	(62.0)	110.1	52.3	334.8
Net earnings	$55.0	$221.6	$393.5	$624.1

Net earnings per common share from continuing operations:
Basic	$0.35	$0.32	$1.01	$0.82
Diluted	$0.35	$0.32	$1.00	$0.82
Net earnings per common share from discontinued operations:
Basic	$(0.19)	$0.31	$0.16	$0.96
Diluted	$(0.19)	$0.31	$0.15	$0.94
Net earnings per share:
Basic	$0.17	$0.63	$1.17	$1.78
Diluted	$0.16	$0.63	$1.16	$1.76
Average common stock and common equivalent shares outstanding:
Basic	330.8	349.2	337.2	350.7
Diluted	333.4	352.3	339.9	354.4

Certain amounts may not sum due to rounding.

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net earnings	$55.0	$221.6	$393.5	$624.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(10.7)	89.3	167.4	(8.3)
Pension adjustments	(0.1)	0.1	(0.1)	0.2
Total other comprehensive income (loss), net of income taxes	(10.8)	89.4	167.3	(8.1)
Comprehensive income (loss)	$44.2	$311.0	$560.8	$616.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	171.9	—	—
Dividends to common stockholders	—	—	—	—	(27.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	70.1	—
Stock based compensation	1.5	—	64.4	—	—	—	—
Common stock repurchases	(2.5)	—	—	(203.6)	—	—	—
Shares withheld for taxes	(0.3)	—	(27.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance, March 28, 2025	339.9	$3.7	$4,071.6	$(1,815.9)	$8,372.3	$(395.3)	$6.9
Net earnings for the period	—	—	—	—	166.6	—	—
Dividends to common stockholders	—	—	—	—	(27.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	108.0	—
Stock based compensation	0.2	—	36.2	—	—	—	—
Common stock repurchases	(1.9)	—	—	(136.3)	—	—	—
Shares withheld for taxes	—	—	(1.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 27, 2025	338.2	$3.7	$4,106.0	$(1,952.2)	$8,511.9	$(287.3)	$7.1
Net earnings for the period	—	—	—	—	55.0	$—	$—
Dividends to common stockholders	—	—	—	—	(19.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(10.8)	—
Stock based compensation	0.4	—	64.3	—	—	—	—
Common stock repurchases	(20.8)	—	—	(1,010.4)	—	—	—
Shares withheld for taxes	(0.2)	—	(6.0)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.5
Distribution of Ralliant Corporation	—	—	—	—	(3,283.5)	332.3	—
Balance, September 26, 2025	317.6	$3.7	$4,164.3	$(2,962.6)	$5,264.3	$34.2	$7.6

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	207.4	—	—
Dividends to common stockholders	—	—	—	—	(28.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(76.4)	—
Stock based compensation	1.5	0.1	73.2	—	—	—	—
Shares withheld for taxes	(0.2)	—	(18.4)	—	—	—	—
Balance, March 29, 2024	352.0	$3.7	$3,906.1	$(715.8)	$7,685.2	$(402.5)	$6.4
Net earnings for the period	—	—	—	—	195.1	—	—
Dividends to common shareholders	—	—	—	—	(28.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(21.1)	—
Stock based compensation	0.3	—	35.0	—	—	—	—
Common stock repurchases	(2.0)	—	—	(154.6)	—	—	—
Shares withheld for taxes	—	—	(3.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, June 28, 2024	350.3	$3.7	$3,937.3	$(870.4)	$7,852.3	$(423.6)	$6.5
Net earnings for the period	—	—	—	—	221.6	—	—
Dividends to common shareholders	—	—	—	—	(27.8)	—	—
Other comprehensive income (loss)	—	—	—	—	—	89.4	—
Stock based compensation	0.5	—	49.1	—	—	—	—
Common stock repurchases	(3.8)	—	—	(272.4)	—	—	—
Shares withheld for taxes	(0.1)	—	(4.3)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.1
Balance, September 27, 2024	346.9	$3.7	$3,982.1	$(1,142.8)	$8,046.1	$(334.2)	$6.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net earnings	$393.5	$624.1
Less: net earnings (loss) from discontinued operations	(52.3)	(334.8)
Net earnings from continuing operations	341.2	289.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	274.3	277.1
Depreciation	52.0	45.7
Stock-based compensation	96.9	67.1
Loss from equity investments	—	39.4
Change in certain assets and liabilities:
Change in trade accounts receivable, net	56.2	52.1
Change in inventories	(40.2)	(9.2)
Change in trade accounts payable	(4.1)	5.0
Change in prepaid expenses and other assets	(28.0)	(27.1)
Change in accrued expenses and other liabilities	(56.8)	(38.6)
Total operating cash provided by continuing operations	691.5	700.8
Total operating cash provided by discontinued operations	25.8	323.8
Net cash provided by operating activities	717.3	1,024.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(74.7)	(63.5)
Proceeds from sale of property	0.4	0.8
Cash paid for acquisitions, net of cash received	—	(3.7)
All other investing activities	10.8	(1.6)
Total investing cash used in continuing operations	(63.5)	(68.0)
Total investing cash used in discontinued operations	(15.7)	(1,731.8)
Net cash used in investing activities	(79.2)	(1,799.8)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	105.8	(571.2)
Repurchase of common shares	(1,345.1)	(423.0)
Payment of dividends	(73.4)	(83.9)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	1,733.5
Repayment of borrowings (maturities greater than 90 days)	(715.7)	(1,000.0)
Proceeds from Ralliant Dividend	1,150.0	—
All other financing activities	15.6	47.9
Total financing cash used in continuing operations	(862.8)	(296.7)
Total financing cash used in discontinued operations	(160.3)	—
Net cash used in financing activities	(1,023.1)	(296.7)

Effect of exchange rate changes on cash and equivalents	2.5	(5.6)
Net change in cash and equivalents	(382.5)	(1,077.5)
Beginning balance of cash and equivalents	813.3	1,888.8
Ending balance of cash and equivalents	$430.8	$811.3
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Fortive Corporation (“Fortive,” “the Company,” “we,” “us,” or “our”) innovates essential technologies to keep the world safe and productive. Our strategic segments - Intelligent Operating Solutions (“IOS”) and Advanced Healthcare Solutions (“AHS”) - include iconic inventor brands with leading positions in their markets. Our businesses design, develop, manufacture, and market products, software, and services, building upon leading brand names, innovative technologies, and strong market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in approximately 50 countries around the world.
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2024 and the footnotes (“Notes”) thereto included within our 2024 Annual Report on Form 10-K. Certain of our operations have been presented as discontinued operations. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off.
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 26, 2025, are not necessarily indicative of the results for the full year.
Precision Technologies Separation
On June 28, 2025 (the “Distribution Date”), the Company completed the separation (the “Separation” or the “PT Separation”) of its former Precision Technologies segment by distributing to Fortive shareholders on a pro rata basis all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”), the entity incorporated to hold the PT businesses. The requirements for reporting the Ralliant business as discontinued operations were met upon completion of the PT Separation. Unless otherwise indicated, all amounts in this quarterly report refer to continuing operations. Refer to Note 2 for additional information.
Accumulated Other Comprehensive Loss
On the Distribution Date, due to certain investments in foreign subsidiaries transferred to Ralliant, the Company de-designated as net investment hedges the outstanding €500 million Euro-denominated senior unsecured notes due 2026, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan. Refer to Note 4 for further detail on the repayments of these debt instruments during the third quarter of 2025. As of September 26, 2025, a portion of the €700 million Euro-denominated senior unsecured notes due 2029 remained designated as a net investment hedge on our investment in applicable foreign operations.
When designated as net investment hedge, the after-tax foreign currency transaction gains and losses on the debt were deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated. Concurrent with the Separation, cumulative net foreign currency transaction losses of $120 million were reclassified from AOCI into retained earnings.
We recognized after-tax foreign currency transaction gains of $0.7 million and losses of $159.6 million during the three and nine months ended September 26, 2025, respectively, and losses of $59.7 million and $38.3 million during the three and nine months ended September 27, 2024, respectively, on the debt that was deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recorded no ineffectiveness from our net investment hedges during the three and nine-month periods ended September 26, 2025 and September 27, 2024. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. During the three and nine months ended September 26, 2025, the foreign currency transaction gains associated with Euro-denominated notes not designated as a net investment hedge were immaterial.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended September 26, 2025:
Balance, June 27, 2025	$(253.3)	$(34.0)		$(287.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(10.7)	—		(10.7)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	(0.1)	(b)	(0.1)
Income tax impact	—	—	(d)	—
Amounts reclassified from AOCI into income, net of income taxes	—	(0.1)		(0.1)
Net current period other comprehensive income (loss), net of income taxes	(10.7)	(0.1)		(10.8)
PT Separation (c)	316.1	16.2		332.3
Balance, September 26, 2025	$52.1	$(17.9)		$34.2

For the Three Months Ended September 27, 2024:
Balance, June 28, 2024	$(389.3)	$(34.3)		$(423.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	89.3	—		89.3
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(b)	0.1
Income tax impact	—	—		—
Amounts reclassified from AOCI into income, net of income taxes	—	0.1		0.1
Net current period other comprehensive income (loss), net of income taxes	89.3	0.1		89.4
Balance, September 27, 2024	$(300.0)	$(34.2)		$(334.2)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10 in our 2024 Annual Report on Form 10-K for additional details).
(c) Reflects the reclassification of cumulative translation adjustments as a result of the PT Separation. Refer to Note 2 for additional details.
(d) Amount was rounded to zero.

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Nine Months Ended September 26, 2025:
Balance, December 31, 2024	$(431.4)	$(34.0)		$(465.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	167.4	—		167.4
Amounts reclassified from AOCI into income:
Increase (decrease)	—	(0.1)	(b)	(0.1)
Income tax impact	—	—	(d)	—
Amounts reclassified from AOCI into income, net of income taxes	—	(0.1)		(0.1)
Net current period other comprehensive income (loss)	167.4	(0.1)		167.3
PT Separation (c)	316.1	16.2		332.3
Balance, September 26, 2025	$52.1	$(17.9)		$34.2

For the Nine Months Ended September 27, 2024:
Balance, December 31, 2023	$(291.7)	$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(15.3)	—		(15.3)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	0.3	(b)	7.3
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0	0.2		7.2
Net current period other comprehensive income (loss)	(8.3)	0.2		(8.1)
Balance, September 27, 2024	$(300.0)	$(34.2)		$(334.2)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10 in our 2024 Annual Report on Form 10-K for additional details).
(c) Reflects the reclassification of cumulative translation adjustments as a result of the PT Separation. Refer to Note 2 for additional details.
(d) Amount was rounded to zero.
Allowance for Doubtful Accounts
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and nine months ended September 26, 2025 and September 27, 2024, the activity was immaterial.
Restructuring
In the fourth quarter of 2024, we initiated a discrete restructuring plan that was initially expected to be completed by December 31, 2025, and has been extended through the second half of 2026. The nature of the plan is related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During the nine months ended September 26, 2025, we incurred charges of $14 million. The restructuring charges incurred during the three months ended September 26, 2025 and the accrued restructuring costs as of September 26, 2025 and December 31, 2024 were immaterial.

Recently Issued Accounting Standard
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025. This standard should be applied on a prospective basis, with retrospective application permitted. We are planning to apply the standard on a prospective basis. Upon adoption, we will update the applicable annual disclosures to align with the new standard but there will be no impact on reported income tax expense or related tax assets or liabilities.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which amends the disclosure requirements related to certain costs and expenses on an interim and annual basis. This standard is effective for fiscal year ending December 31, 2027, and interim periods within fiscal year ending December 31, 2028, and could be applied either on a prospective or retrospective basis. The adoption of the standard will not impact our consolidated financial statements. Upon adoption, we will update the applicable interim and annual disclosures to align with the new standard.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. This standard is effective for fiscal year ending December 31, 2026 and interim periods within 2026, with early adoption permitted, and should be applied on a prospective basis. We are not anticipating this standard to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the software cost capitalization guidance by removing the previous “development stage” model and introducing a more judgment-based approach. This standard is effective for fiscal year ending December 31, 2028, and interim periods within 2028, with early adoption permitted, and could be applied using a prospective, retrospective or modified transition approach. We are currently in the process of evaluating the effects of this standard on our consolidated financial statements.
NOTE 2. DISCONTINUED OPERATIONS
On the Distribution Date, the Company completed the PT Separation by distributing all of the issued and outstanding shares of Ralliant, the entity that was created to hold the corresponding businesses, to Fortive stockholders on a pro rata basis. To effect the Separation, the Company distributed to its stockholders one share of Ralliant common stock for every three shares of Fortive common stock held on June 16, 2025, the record date for the distribution. Fortive stockholders received cash in lieu of any fractional shares of Ralliant common stock that they would have received after application of this ratio.
In preparation for the Separation, on May 15, 2025, Ralliant entered into a credit agreement with a syndicate of banks and on June 27, 2025, borrowed $1.15 billion to fund the $1.15 billion cash dividend Ralliant made to Fortive prior to the Distribution Date (the “Ralliant Dividend”).
The accounting requirements for reporting Ralliant as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation.
In connection with the Separation, the Company incurred $46 million and $109 million in Separation-related costs during the three and nine months ended September 26, 2025, respectively, which were recorded within net earnings (loss) from discontinued operations in the Consolidated Condensed Statements of Earnings. These costs were primarily related to professional fees associated with finance, tax, legal, banking and information technology services as well as redundant general and administrative costs.

Fortive and Ralliant entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a Fort solutions license agreement. These agreements provide for the allocation between Fortive and Ralliant of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. The amounts paid and received by Fortive for transition services provided under the above agreements as well as sales and purchases to and from Ralliant were not material to the Company’s results of operations during the three and nine months ended September 26, 2025.
The key components of income from discontinued operations for the three and nine months ended September 26, 2025 and September 27, 2024 were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$—	$530.8	$983.5	$1,603.4
Cost of sales	—	(251.0)	(489.9)	(773.2)
Selling, general and administrative expenses	(45.6)	(116.7)	(335.5)	(377.1)
Research and development expenses	—	(39.7)	(83.0)	(120.8)
Gain on sale of property	—	—	—	63.1
Loss from divestiture	—	—	—	(25.6)
Other expenses	—	(0.3)	(0.5)	(1.0)
Earnings from discontinued operations before income taxes	(45.6)	123.1	74.6	368.8
Income taxes	(16.4)	(13.0)	(22.3)	(34.0)
Net earnings from discontinued operations	$(62.0)	$110.1	$52.3	$334.8
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Condensed Balance Sheets as of December 31, 2024.

($ in millions)	December 31, 2024
ASSETS
Accounts receivable, net	$284.1
Inventories	275.0
Prepaid expenses and other current assets	55.2
Total current assets, discontinued operations	614.3
Property, plant and equipment, net	200.2
Other non-current assets	146.2
Goodwill	2,940.0
Other intangible assets, net	809.6
Total other assets, discontinued operations	4,096.0
Total assets, discontinued operations	$4,710.3
LIABILITIES
Trade accounts payable	$252.0
Accrued expenses and other current liabilities	316.5
Total current liabilities, discontinued operations	568.5
Other long-term liabilities	403.8
Total liabilities, discontinued operations	$972.3
The assets from discontinued operations as of September 26, 2025 consisted of receivables from Ralliant related to the tax matters agreement and pass through arrangements. These activities resulted in cash payments from Ralliant to Fortive of

$45 million during the three months ended September 26, 2025, recorded within operating cash provided by discontinued operations in the Consolidated Condensed Statement of Cash Flows.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 26, 2025
Deferred compensation liabilities	$—	$39.8	$—	$39.8
December 31, 2024
Deferred compensation liabilities	—	39.2	—	39.2
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
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and nine months ended September 26, 2025, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	September 26, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$1,189.2	$1,183.6	$376.2	$376.3
Long-term debt, net of current maturities	2,117.1	2,059.5	3,331.1	3,243.8
As of September 26, 2025 and December 31, 2024, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.

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
NOTE 4. FINANCING
The components of our debt were as follows ($ in millions):

	September 26, 2025	December 31, 2024
U.S. dollar-denominated commercial paper	$755.0	$650.0
3.7% Euro-denominated senior unsecured notes due 2026	290.2	517.7
3.7% Euro-denominated senior unsecured notes due 2029	819.2	724.8
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Euro Term Loan due 2025	—	284.7
Yen Term Loan due 2025	—	91.6
Long-term debt, principal amounts	3,314.4	3,718.8
Less: aggregate unamortized debt discounts, premiums, and issuance costs	8.1	11.5
Long-term debt, carrying value	3,306.3	3,707.3
Less: current portion of long-term debt, carrying value	1,189.2	376.2
Long-term debt, net of current maturities	$2,117.1	$3,331.1
Refer to Note 9 of our 2024 Annual Report on Form 10-K for further details of our debt financing.
Commercial Paper Programs
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar commercial paper programs. Under this program, we may issue unsecured promissory notes with maturities not exceeding 397 days. Proceeds from borrowings under the commercial paper programs are typically available for general corporate purposes, including acquisitions.
Interest expense on commercial paper is paid at maturity and is generally based on our credit ratings at the time of issuance and prevailing short-term interest rates.

The details of our outstanding Commercial Paper Programs as of September 26, 2025 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$754.0	4.43%	27
(a) Net of unamortized debt discount.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 26, 2025, no borrowings were outstanding under the Revolving Credit Facility.
We classified our borrowings outstanding under the Commercial Paper Programs as of September 26, 2025 as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
During the third quarter, Fortive used approximately $302 million of the Ralliant Dividend to redeem €252 million of the outstanding principal of the 3.7% Euro-denominated senior unsecured notes due 2026, and the accrued interest thereon, with €248 million, or approximately $290 million remaining outstanding following such redemption. Fortive also used $324 million and $98 million of the Ralliant Dividend to repay the outstanding principle of the Euro Term Loan and Yen Term Loan, and accrued interest thereon.

NOTE 5. SALES
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $150 million as of September 26, 2025 and $116 million as of December 31, 2024. Contract assets are recorded within Prepaid expenses and other current assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of September 26, 2025 and December 31, 2024, we had $71 million and $59 million, respectively, in net revenue-related contract costs primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets have estimated useful lives between three and five years.
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
Our contract liabilities consisted of the following ($ in millions):

	September 26, 2025	December 31, 2024
Deferred revenue - current	$415.0	$410.1
Deferred revenue - noncurrent	21.1	23.1
Total contract liabilities	$436.1	$433.2
During the three and nine months ended September 26, 2025, we recognized revenue related to our contract liabilities at December 31, 2024 of $78 million and $339 million, respectively. The change in our contract liabilities from December 31, 2024 to September 26, 2025 was primarily due to the timing of billings and revenue recognized for subscription-based software contracts, PCS and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

September 26, 2025
Intelligent Operating Solutions	$701.2
Advanced Healthcare Solutions	109.4
Total remaining performance obligations	$810.6
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
Disaggregation of revenue for the three months ended September 26, 2025 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$814.4	$557.4	$257.0
Sales of services	212.7	141.4	71.3
Total	$1,027.1	$698.8	$328.3

Geographic:
North America (a)	$624.7	$433.2	$191.5
Asia-Pacific	181.4	111.4	70.0
Europe, Middle East, and Africa	167.9	126.3	41.6
Latin America	53.1	27.9	25.2
Total	$1,027.1	$698.8	$328.3

End markets:
Healthcare	$322.2	$10.8	$311.4
Industrial & Manufacturing	287.9	284.3	3.6
Energy & Infrastructure	166.7	166.7	—
Government	88.0	78.1	9.9
Retail	82.7	82.7	—
Other	79.6	76.2	3.4
Total	$1,027.1	$698.8	$328.3

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 57% of total Fortive sales.

Disaggregation of revenue for the three months ended September 27, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$802.5	$549.1	$253.4
Sales of services	201.2	132.2	69.0
Total	$1,003.7	$681.3	$322.4

Geographic:
North America (a)	$601.7	$412.8	$188.9
Asia-Pacific	177.8	109.1	68.7
Europe, Middle East, and Africa	168.1	129.5	38.6
Latin America	56.1	29.9	26.2
Total	$1,003.7	$681.3	$322.4

End markets:
Healthcare	$315.5	$10.6	$304.9
Industrial & Manufacturing	282.7	278.5	4.2
Energy & Infrastructure	157.5	157.5	—
Government	93.0	82.9	10.1
Retail	75.3	75.3	—
Other	79.7	76.5	3.2
Total	$1,003.7	$681.3	$322.4

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 57% of total Fortive sales.
Disaggregation of revenue for the nine months ended September 26, 2025 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,431.6	$1,688.9	$742.7
Sales of services	605.0	397.7	207.3
Total	$3,036.6	$2,086.6	$950.0

Geographic:
North America (a)	$1,827.3	$1,269.7	$557.6
Asia-Pacific	542.3	338.4	203.9
Europe, Middle East, and Africa	516.4	394.8	121.6
Latin America	150.6	83.7	66.9
Total	$3,036.6	$2,086.6	$950.0

End markets:
Healthcare	$931.8	$32.4	$899.4
Industrial & Manufacturing	874.9	862.3	12.6
Energy & Infrastructure	499.8	499.8	—
Government	262.0	234.1	27.9
Retail	229.5	229.5	—
Other	238.6	228.5	10.1
Total	$3,036.6	$2,086.6	$950.0

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 57% of total Fortive sales.

Disaggregation of revenue for the nine months ended September 27, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$2,420.1	$1,679.2	$740.9
Sales of services	588.0	383.1	204.9
Total	$3,008.1	$2,062.3	$945.8

Geographic:
North America (a)	$1,769.4	$1,224.8	$544.6
Asia-Pacific	549.4	346.7	202.7
Europe, Middle East, and Africa	529.0	407.1	121.9
Latin America	160.3	83.7	76.6
Total	$3,008.1	$2,062.3	$945.8

End markets:
Healthcare	$927.4	$33.5	$893.9
Industrial & Manufacturing	871.8	858.4	13.4
Energy & Infrastructure	484.5	484.5	—
Government	263.8	235.3	28.5
Retail	212.4	212.4	—
Other	248.2	238.2	10.0
Total	$3,008.1	$2,062.3	$945.8

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 55% of total Fortive sales.
NOTE 6. INCOME TAXES
Our effective tax (benefit) rate for the three and nine months ended September 26, 2025 was 13.3% and 16.4%, respectively, as compared to (2.2)% and 11.3%, respectively, for the three and nine months ended September 27, 2024. The increase in the effective tax rate for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024 was primarily related to changes in applicable statutory tax rates, resulting in a discrete benefit in the comparable prior year period. The increase in the effective tax rate for the nine months ended September 26, 2025 as compared to the nine months ended September 27, 2024 was primarily related to changes in applicable statutory tax rates.
Our effective tax rate for the three and nine months ended September 26, 2025, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 7. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of September 26, 2025, approximately 12 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 14 of our 2024 Annual Report on Form 10-K.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Stock Awards:
Pretax compensation expense	$32.7	$16.0	$68.9	$47.1
Income tax benefit	(2.6)	(2.5)	(9.0)	(6.9)
Stock Award expense, net of income taxes	30.1	13.5	59.9	40.2
Stock options:
Pretax compensation expense	18.2	6.9	28.0	20.0
Income tax benefit	(2.6)	(1.0)	(4.0)	(2.8)
Stock option expense, net of income taxes	15.6	5.9	24.0	17.2
Total stock-based compensation:
Pretax compensation expense	50.9	22.9	96.9	67.1
Income tax benefit	(5.2)	(3.5)	(13.0)	(9.7)
Total stock-based compensation expense, net of income taxes	$45.7	$19.4	$83.9	$57.4
The following summarizes the unrecognized compensation cost for the Stock Awards and stock options as of September 26, 2025. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$103.5
Stock options	23.6
Total unrecognized compensation cost	$127.1
Ralliant Separation
In connection with the Separation and in accordance with the employee matters agreement between Fortive and Ralliant, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of 1.3662 and the related exercise price for the stock options was divided by a factor of 1.3662, which was intended to preserve the intrinsic value of the awards immediately prior to the Separation. The adjustment factor was calculated using the Fortive common stock per share price at the close of market on June 27, 2025 relative to the 3-trading day volume weighted average price of Fortive common stock immediately after the Separation. Stock-based awards of Fortive held by employees who transferred to Ralliant in the Separation were converted into stock-based awards of Ralliant issued under Ralliant’s stock plan. Additionally, at the completion of the Separation, we accelerated the recognition of compensation expense related to certain Stock Awards due to executive retirements. In the three and nine months ended September 26, 2025, we recorded $33 million of stock based compensation expense related to these adjustments within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings.
NOTE 8. LEASES
Operating lease costs for each period are presented as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating lease costs	$7.6	$8.1	$21.5	$24.9

Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows ($ in millions):

	As of
	September 26, 2025	December 31, 2024
Right-of-use (“ROU”) assets (a)	$90.6	$91.8
Operating lease liabilities (b)	95.6	97.9

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash paid for operating leases	$23.1	$25.2
ROU assets obtained in exchange for operating lease obligations	9.1	2.7
For additional information about our warranty, leases, and a description of our litigation and contingencies, refer to Note 7, Note 8, and Note 13, respectively, in our 2024 Annual Report on Form 10-K.
NOTE 9. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three months ended September 26, 2025 were 4.4 million, and none for the nine months ended September 26, 2025, and were 1.5 million and 1.2 million, respectively, for the three and nine months ended September 27, 2024.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator
Net earnings from continuing operations	$117.0	$111.5	$341.2	$289.3

Denominator
Weighted average common shares outstanding used in basic earnings per share	330.8	349.2	337.2	350.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.6	3.1	2.7	3.7
Weighted average common shares outstanding used in diluted earnings per share	333.4	352.3	339.9	354.4

Net earnings from continuing operations per common share - Basic	$0.35	$0.32	$1.01	$0.82
Net earnings from continuing operations per common share - Diluted	$0.35	$0.32	$1.00	$0.82

In the third quarter of 2025, the quarterly dividend paid on our common stock was $0.06 per share.

Share Repurchase Programs
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock (the “General Share Repurchase Program”). Under this program, shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plans”). On January 23, 2024 and May 27, 2025, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million and 15.6 million shares, respectively. On May 27, 2025, in connection with the Separation, the Company’s Board of Directors adopted a separate and incremental special purpose share repurchase program (the “Special Purpose Share Repurchase Program”) under which Fortive may purchase up to $550 million in Fortive’s common stock exclusively from the proceeds of the Ralliant Dividend, together with any other cash received by Fortive from Ralliant in connection with the Separation (collectively, the “Ralliant Cash Proceeds”). Repurchases of shares of Fortive common stock using the Ralliant Cash Proceeds will only be made through the Special Purpose Share Repurchase Program.
As of September 26, 2025, there were 8.3 million shares and $78.2 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by the Company's management based on market conditions, tax regulation and other factors. The repurchase programs may be suspended or discontinued at any time by the Board of Directors. Refer to Part II - Item 2 for additional information.
During the three and nine months ended September 26, 2025, the Company purchased 20.8 million and 25.2 million shares of its common stock at an average share price of $47.98 and $52.99, respectively. Prior to the Separation, during the three and nine months ended September 27, 2024, the Company purchased 3.8 million and 5.8 million shares of its common stock at an average share price of $70.87 and $72.78, respectively. Our common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within Common stock repurchases in the Consolidated Condensed Statement of Equity. The payment of the excise tax is recorded within Repurchase of common shares in the Consolidated Condensed Statement of Cash Flows.
NOTE 10. SEGMENT INFORMATION
We report our results in two separate business segments consisting of Intelligent Operating Solutions and Advanced Healthcare Solutions. We determine our business segments based on the identification of segment managers and similarities in products, end markets, economic characteristics, technologies, and services, as well as the financial data utilized by the Company's chief executive officer. The Company's chief operating decision maker ("CODM") is the chief executive officer.
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
The IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. These offerings include professional instruments used in applications including maintenance, repair, measurement and condition monitoring, facility and asset lifecycle software applications, connected worker safety and compliance solutions across a range of vertical end markets, including manufacturing, process industries, healthcare, utilities and power, communications and electronics, among others. Typical users of these safety, productivity and sustainability solutions include electrical engineers, electricians, electronic technicians, EHS professionals, network technicians, facility managers, first-responders, and maintenance professionals.
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

Segment results for the three months ended September 26, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,027.1	$698.8	$328.3	$—
Cost of sales	(377.9)	(241.3)	(136.6)	—
Gross profit	649.2	457.5	191.7	—
Operating expenses	(489.6)	(276.8)	(149.2)	(63.6)
Operating profit (loss)	159.6	180.7	42.5	(63.6)
Non-operating income (expense), net
Interest expense, net	(25.4)	—	—	(25.4)
Other non-operating income (expense), net	0.8	—	—	0.8
Earnings from continuing operations before income taxes	$135.0	$180.7	$42.5	$(88.2)

Depreciation and amortization expenses	$(109.1)	$(59.1)	$(49.6)	$(0.4)

Capital expenditure	$(28.6)	$(22.7)	$(5.9)	$—
Segment results for the three-month period ended September 27, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,003.7	$681.3	$322.4	$—
Cost of sales	(362.2)	(227.6)	(134.6)	—
Gross profit	641.5	453.7	187.8	—
Operating expenses	(469.5)	(284.7)	(151.1)	(33.7)
Operating profit (loss)	172.0	169.0	36.7	(33.7)
Non-operating income (expense), net
Interest expense, net	(37.1)	—	—	(37.1)
Other non-operating income (expense), net	(25.8)	—	—	(25.8)
Earnings from continuing operations before income taxes	$109.1	$169.0	$36.7	$(96.6)

Depreciation and amortization expenses	$(107.8)	$(57.6)	$(49.9)	$(0.3)

Capital expenditure	$(21.6)	$(17.3)	$(4.0)	$(0.3)

Segment results for the nine-month period ended September 26, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$3,036.6	$2,086.6	$950.0	$—
Cost of sales	(1,104.4)	(713.7)	(390.7)	—
Gross profit	1,932.2	1,372.9	559.3	—
Operating expenses	(1,437.5)	(846.8)	(459.3)	(131.4)
Operating profit (loss)	494.7	526.1	100.0	(131.4)
Non-operating income (expense), net
Interest expense, net	(89.5)	—	—	(89.5)
Other non-operating income (expense), net	3.1	—	—	3.1
Earnings from continuing operations before income taxes	$408.3	$526.1	$100.0	$(217.8)

Depreciation and amortization expenses	$(326.3)	$(175.9)	$(149.4)	$(1.0)

Capital expenditure	$(74.7)	$(59.8)	$(14.8)	$(0.1)
Segment results for the nine-month period ended September 27, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$3,008.1	$2,062.3	$945.8	$—
Cost of sales	(1,084.5)	(688.6)	(395.9)	—
Gross profit	1,923.6	1,373.7	549.9	—
Operating expenses	(1,419.5)	(866.5)	(454.1)	(98.9)
Operating profit (loss)	504.1	507.2	95.8	(98.9)
Non-operating income (expense), net
Interest expense, net	(119.8)	—	—	(119.8)
Other non-operating income (expense), net	(58.2)	—	—	(58.2)
Earnings from continuing operations before income taxes	$326.1	$507.2	$95.8	$(276.9)

Depreciation and amortization expenses	$(322.8)	$(172.0)	$(150.4)	$(0.4)

Capital expenditure	$(63.5)	$(50.9)	$(9.8)	$(2.8)
Segment Assets:

	As of
($ in millions)	September 26, 2025	December 31, 2024
Intelligent Operating Solutions	$6,315.4	$6,324.1
Advanced Healthcare Solutions	4,907.1	5,008.6
Total segment assets	11,222.5	11,332.7
Other (a)	607.8	967.9
Assets of Discontinued Operations	56.4	4,715.5
Total assets	$11,886.7	$17,016.1

(a) Other represents corporate assets which consist primarily of cash, property, plant, and equipment, and net deferred income tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) innovates essential technologies to keep the world safe and productive. Our strategic segments - Intelligent Operating Solutions (“IOS”) and Advanced Healthcare Solutions (“AHS”) - include iconic inventor brands with leading positions in their markets. Our businesses design, develop, manufacture, and market products, software, and services, building upon leading brand names, innovative technologies, and strong market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in approximately 50 countries around the world.
Precision Technologies Separation
On June 28, 2025 (the “Distribution Date”), the Company completed the separation (the “Separation” or the “PT Separation”) of its former Precision Technologies segment by distributing to Fortive shareholders on a pro rata basis all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”), the entity incorporated to hold the PT businesses. The accounting requirements for reporting Ralliant as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation. Unless otherwise indicated, all references in this report refer to continuing operations. Refer to Note 2 of the consolidated condensed financial statements for additional information.
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
•If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, international trade policies, customer demand, prolonged government shutdown, and supply chain disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays and inefficiencies.
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
•We use artificial intelligence in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
Risk Related to our International Operations
•International economic, political, legal, trade policies, compliance, and business factors could negatively affect our financial results.

•Trade relations between the United States and other countries, including imposition of tariffs and related uncertainty thereof, and the impact on cost and demand resulting therefrom could continue to have a material adverse effect on our business and financial results.
•Foreign currency exchange rates, including the volatility thereof, may adversely affect our financial results.
Risk Related to Our Acquisitions, Investments, and Dispositions
•Any inability to consummate acquisitions at appropriate prices, and to make appropriate investments and capital allocation that support our long-term strategy, could negatively impact our growth rate and stock price.
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
•We could incur significant liability if our separation from Danaher, our separation of our Automation and Specialty business, our separation of Vontier, or our separation of Ralliant (collectively, the “Separation Transactions”) is determined to be a taxable transaction.
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

OVERVIEW
General
Fortive is a multinational business with global operations with approximately 44% of our sales derived from customers outside the United States in 2024. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic, trade policies, fiscal policies, regulatory, and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country, except for the United States, on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
As a result of our geographic and industry diversity, we face a variety of opportunities and challenges, including technological development in most of the markets we serve, the expansion and evolution of opportunities in growing markets, trends and costs associated with a global labor force, trade policies, and consolidation of our competitors. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend, in particular, on our ability to expand our business across geographies and market segments, identify, consummate, and integrate appropriate acquisitions, develop innovative and differentiated new products, services, and software, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, attract relevant talent and retain, grow, and empower our talented workforce, and effectively address the demands of an increasingly regulated environment. We are making significant investments, organically and through acquisitions, to address technological change in the markets we serve and to improve our manufacturing, research and development, and customer-facing resources in order to be responsive to our customers throughout the world.
Segment Presentation
The IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. The AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Refer to Note 10 of the consolidated condensed financial statements for further description of each segment.
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

Business Trends
Our financial outlook is subject to various assumptions and risks, including but not limited to: ongoing geopolitical events; global economic and consumer trends and sentiments; monetary policies; inflationary pressures on expenses and pricing; uncertainties in governmental policies on international trade, regulations, sanctions, and healthcare; prolonged government shutdown; operational challenges from tariffs; foreign exchange rate volatility, including the impact of unhedged foreign currency debts; reduction in U.S. government spending due to H.R.1, also known as the One Big Beautiful Bill Act; and overall fiscal policies, including investment and taxation policy initiatives being considered in the U.S.; the incremental impacts of the Pillar Two initiative from the Organization for Economic Co-operation and Development (“OECD”); and the impact from the Separation.
The development of tariffs and trade relations remains uncertain. While most of the reciprocal tariffs have been implemented in August of 2025, certain of these tariffs have been temporarily postponed until November of 2025, with periodic escalation. For additional discussion of risks related to tariffs and trade relations, please refer to the risk factor, “Trade relations between the United States and other countries, including the imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on our business and financial results” in Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2025.
We continue to monitor the conditions above and deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the third quarter as compared to the comparable period of 2024:
Components of Sales Growth

	% Change Three Months Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine Months Ended September 26, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	2.3%	0.9%
Excluding impact of:
Divestitures	0.3%	0.2%
Currency exchange rates	(0.7)%	—%
Core revenue growth (Non-GAAP)	1.9%	1.1%
Sales in the three months ended September 26, 2025 (the “quarter” or the “third quarter”) were driven by favorable pricing of 2.6%, partially offset by volume decline of 0.7%. Sales in the nine months ended September 26, 2025 (“year-to-date period”) were driven by favorable pricing of 2.3%, partially offset by volume decline of 1.2%.
Geographically, in the third quarter, core revenue growth was driven primarily by strengthening demand in North America, led by the IOS segment, partially offset by modest declines in Europe, Middle East, and Africa (“EMEA”), mostly in Europe. In the year-to-date period, core revenue growth was driven by moderate growth in North America in both segments, partially offset by modest declines in EMEA, mostly in Europe.
For further detail, refer to the Intelligent Operating Solutions and Advanced Healthcare Solutions sections below.

Operating Profit Margins
In the third quarter and year-to-date period, respectively, operating profit margin was 15.5% and 16.3%, comparing to 17.1% and 16.8% in the comparable period of 2024, resulting in a decrease of 160 basis points and 50 basis points:
•The year-over-year increase in price and gains from productivity measures through our FBS initiatives partially offset by volume declines, higher employee compensation, and unfavorable impacts from tariffs net of countermeasures — favorable 205 basis points and 105 basis points, in the third quarter and year-to-date period, respectively
•The year-over year effect of all other items in the third quarter including -370 basis points primarily from incremental stock-based compensation costs related to the Separation, +25 basis points from amortization of existing businesses and -20 basis points in discrete restructuring charges — unfavorable 365 basis points
•The year-over year effect of all other items in the year-to-date period including -125 basis points primarily from incremental stock-based compensation costs related to the Separation, -45 basis points in discrete restructuring charges, +15 basis points from amortization of existing businesses — unfavorable 155 basis points
INTELLIGENT OPERATING SOLUTIONS
Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$698.8	$681.3	$2,086.6	$2,062.3
Operating profit	180.7	169.0	526.1	507.2
Depreciation	12.7	10.7	36.3	30.3
Amortization	46.4	46.9	139.6	141.7
Operating profit as a % of sales	25.9%	24.8%	25.2%	24.6%
Depreciation as a % of sales	1.8%	1.6%	1.7%	1.5%
Amortization as a % of sales	6.6%	6.9%	6.7%	6.9%
Components of Sales Growth

	% Change Three Months Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine Months Ended September 26, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	2.6%	1.2%
Excluding impact of:
Divestitures	0.5%	0.3%
Currency exchange rates	(0.9)%	(0.2)%
Core revenue growth (Non-GAAP)	2.2%	1.3%
Sales growth in the third quarter and year-to-date period were driven by favorable pricing of 2.4%, and 2.1%, respectively, including countermeasures to mitigate unfavorable tariff impacts. Volume declined slightly in the third quarter, and declined modestly in the year-to-date period, driven by declines in professional instrumentation, partially offset by increases in facilities and asset lifecycle software and gas detection.
Geographically, in the third quarter, core revenue growth was driven primarily by solid growth in North America, partially offset by declines in EMEA, mostly in Europe. In the year to date period, core revenue growth was driven by moderate growth in North America, partially offset by modest declines in EMEA, mostly in Europe.
In the third quarter and year-to-date period, operating profit margin increased 110 basis points and 60 basis points, respectively, as compared to the comparable periods of 2024:
•The year-over-year increase in price and gains achieved from productivity measures through our FBS initiatives partially offset by volume decline, higher employee compensation, and unfavorable impact from tariffs net of countermeasures — favorable 110 basis points and 90 basis points, in the third quarter and year-to-date period, respectively
•The year-over year effect of all other items in the third quarter, including +20 basis points from amortization of existing businesses, offset by -20 basis points in discrete restructuring charges — relatively flat
•The year-over year effect of all other items in the year-to-date period, including -55 basis points in discrete restructuring charges, offset by +20 basis points from amortization from existing businesses, and +5 basis points from lower acquisition and divestiture-related costs — unfavorable 30 basis points
ADVANCED HEALTHCARE SOLUTIONS
Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$328.3	$322.4	$950.0	$945.8
Operating profit	42.5	36.7	100.0	95.8
Depreciation	4.5	4.8	14.7	15.0
Amortization	45.1	45.1	134.7	135.4
Operating profit as a % of sales	12.9%	11.4%	10.5%	10.1%
Depreciation as a % of sales	1.4%	1.5%	1.5%	1.6%
Amortization as a % of sales	13.7%	14.0%	14.2%	14.3%
Components of Sales Growth

	% Change Three Months Ended September 26, 2025 vs. Comparable 2024 period	% Change Nine Months Ended September 26, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	1.9%	0.4%
Excluding impact of:
Currency exchange rates	(0.8)%	0.1%
Core revenue growth (Non-GAAP)	1.1%	0.5%
Sales growth in the third quarter was primarily driven by favorable pricing of 3.0%. Volume declined modestly driven by reduced demand for sterilization equipment due to uncertainty surrounding hospital responses to recent changes in healthcare policy, partially offset by modest volume increases in healthcare software. Sales growth in the year-to-date period was driven by favorable pricing of 2.8%. Volume declined moderately resulting from demand decline in sterilization equipment and biomedical test products partially offset by growth in healthcare software and dosimetry services.
Geographically, in the third quarter, core revenue growth was driven by a modest increase in North America. In the year-to-date period, core revenue was relatively stable with modest increases in North America mostly offset by moderate declines in Latin America and EMEA driven mostly by Europe.
In the third quarter and year-to-date period, operating profit margin increased 150 basis points and 40 basis points, respectively, as compared to the comparable periods of 2024:
•Year-over-year increases due to favorable pricing, gains from productivity measures through our FBS initiatives partially offset by moderate volume decline and higher employee compensation — favorable 120 basis points and favorable 30 basis points, in the third quarter and year-to-date period, respectively
•The year-over-year effect of amortization from existing businesses — favorable 30 basis points and 10 basis points, in the third quarter and year-to-date period, respectively

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$1,027.1	$1,003.7	$3,036.6	$3,008.1
Cost of sales	(377.9)	(362.2)	(1,104.4)	(1,084.5)
Gross profit	$649.2	$641.5	$1,932.2	$1,923.6
Gross profit margin	63.2%	63.9%	63.6%	63.9%
The year-over-year increase in gross profit during both the third quarter and year-to-date period was driven by favorable pricing and gains from productivity measures and FBS initiatives, partially offset by volume decline, higher employee compensation, discrete restructuring charges, and unfavorable tariff impacts.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$1,027.1	$1,003.7	$3,036.6	$3,008.1
Selling, general and administrative (“SG&A”)	427.6	407.5	1,244.3	1,233.4
Research and development (“R&D”)	62.0	62.0	193.2	186.1
SG&A as a % of sales	41.6%	40.6%	41.0%	41.0%
R&D as a % of sales	6.0%	6.2%	6.4%	6.2%
The year-over-year increase in SG&A during both the third quarter and year-to-date period were primarily due to incremental stock-based compensation related to the Separation incurred in 2025, higher employee compensation costs, and discrete restructuring charges, all partially offset by benefits from productivity measures through our FBS initiatives.
R&D, consisting principally of internal and contract engineering personnel costs, remained relatively flat during the third quarter and increased slightly during the year-to-date period as compared to the comparable period of 2024 due to ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense for the third quarter and year-to-date period was $25.4 million and $89.5 million as compared to $37.1 million and $119.8 million in the comparable periods in 2024. The year-over-year decrease in net interest expense was primarily due to a decrease in outstanding debt and lower interest rates on floating rate debt instruments. For discussion of our outstanding indebtedness, refer to Note 4 to the consolidated condensed financial statements.
Other non-operating income (expense), net
Other non-operating income for the third quarter and year-to-date period was $0.8 million and $3.1 million, as compared to expense of $25.8 million and $58.2 million in the comparable periods in 2024. The year-over-year change in both the third quarter and year-to-date was primarily due to losses from our equity investments recognized in the comparable prior year periods. Additionally, in the first quarter of 2024, there was a charitable contribution made to the Fortive Foundation, a related party, without any donor imposed conditions or restrictions.
INCOME TAXES
Our effective tax (benefit) rate for the three and nine months ended September 26, 2025 was 13.3% and 16.4%, respectively, as compared to (2.2)% and 11.3%, respectively, for the three and nine months ended September 27, 2024. The increase in the effective tax rate for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024 was primarily related to changes in applicable statutory tax rates, resulting in a discrete benefit in the comparable prior year period. The increase in the effective tax rate for the nine months ended September 26, 2025 as compared to the nine months ended September 27, 2024 was primarily related to changes in applicable statutory tax rates.

Our effective tax rate for the three and nine months ended September 26, 2025, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
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
H.R.1, also known as the One Big Beautiful Bill Act, enacted in the U.S on July 4, 2025 resulted in significant income tax provisions with effective dates spanning from 2025 through 2027. Changes from H.R.1 include modifications to allow for immediate expensing of certain business investments and provides certain permanent extensions and modifications to the U.S. international tax framework. There is no material impact of H.R.1 to our continuing operations financial statements.
Repatriation
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
COMPREHENSIVE INCOME
Comprehensive income decreased by $267 million during the third quarter as compared to the comparable period in 2024 due to unfavorable changes in foreign currency translation of $100 million, partially offset by a $6 million increase in net earnings from continuing operations. Additionally, there was a $172 million decrease in net earnings from discontinued operations.
Comprehensive income decreased by $55 million during the year-to-date period as compared to the comparable period in 2024 due primarily to favorable changes in foreign currency translation adjustments of $176 million and a $52 million increase in net earnings from continuing operations. Additionally, there was a $283 million decrease in net earnings from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of available cash, our revolving credit facility, and access to commercial paper, bank loans, and capital markets, will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, execute strategic separations, repurchase common stock, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short and long-term basis.
As of September 26, 2025, we held approximately $431 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 93% was held outside of the United States.
We have generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar-denominated commercial paper program. Credit support for this program is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the commercial paper programs, can also be used for working capital and other general corporate purposes. As of September 26, 2025, no borrowings were outstanding under the Revolving Credit Facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
We continue to monitor the financial markets, the stability of U.S. and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources is impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. As of September 26, 2025, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
Refer to Note 4 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Nine Months Ended
	September 26, 2025	September 27, 2024
Total operating cash provided by continuing operations	$691.5	$700.8

Purchases of property, plant and equipment	$(74.7)	$(63.5)
Proceeds from sale of property	0.4	0.8
Cash paid for acquisitions, net of cash received	—	(3.7)
All other investing activities	10.8	(1.6)
Total investing cash used in continuing operations	$(63.5)	$(68.0)

Net proceeds from (repayments of) commercial paper borrowings	$105.8	$(571.2)
Repurchase of common shares	(1,345.1)	(423.0)
Payment of dividends	(73.4)	(83.9)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	1,733.5
Repayment of borrowings (maturities greater than 90 days)	(715.7)	(1,000.0)
Proceeds from Ralliant Dividend	1,150.0	—
All other financing activities	15.6	47.9
Total financing cash used in continuing operations	$(862.8)	$(296.7)

Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $692 million during the year-to-date period, representing a decrease of $9 million when compared to the comparable period of 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increase of $46 million in Operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Loss from equity investments).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable generated $12 million of cash during the year-to-date period as compared to generating $48 million in the comparable period of 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in prepaid expenses and other assets, and accrued expenses and other liabilities used $85 million of cash in the year-to-date period as compared to using $66 million of cash in the comparable period of 2024. The year-over-year changes were driven by timing differences related to contract assets, contract liabilities, and payments of income taxes and interest.
Investing Activities
Investing cash outflows from continuing operations were $5 million less than the prior year. The current year had higher capital expenditures offset by cash inflows related to acquisitions and divestments.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers.
Financing Activities
Financing cash flows from continuing operations consist primarily of cash flows associated with the issuance and repayment of debt and commercial paper, payments of cash dividends to shareholders and share repurchases.
In the year-to-date period, financing activities from continuing operations used cash of $863 million, reflecting the following transactions:
•We incurred $106 million in net commercial paper borrowings.
•We received a cash dividend of $1.15 billion from Ralliant in connection with the Separation (the “Ralliant Dividend”).
•We repurchased 25.2 million shares of our common stock for approximately $1,345 million, with $426 million from the Ralliant Dividend.
•On July 15, 2025, we used approximately $294 million of the Ralliant Dividend to redeem €252 million of the outstanding principal of the 3.7% Euro-denominated senior unsecured notes due 2026.
•On July 24, 2025 and July 25, 2025, we used approximately $421 million of the Ralliant Dividend to repay the outstanding principal of the Euro Term Loan and Yen Term Loan.
•We made dividend payments to common shareholders totaling $73 million.
In the comparable 2024 period, financing activities from continuing operations used cash of $297 million, reflecting the following transaction:
•We repaid $571 million in net commercial paper borrowings.
•On January 2, 2024, we drew down $450 million of the Delayed-Draw Term Loan due 2024.
•On February 13, 2024, we completed the sale of our registered offering of the 2026 Notes and the 2029 Notes, yielding net proceeds of approximately $1.3 billion.
•On February 13 2024, Fortive repaid $1.0 billion in outstanding principal of the Delayed-Draw Term Loan due 2024, using net proceeds from the 2026 Notes and 2029 Notes.
•We repurchased 5.8 million shares of our common stock for approximately $423 million.
•We made dividend payments to common shareholders totaling $84 million.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine-month periods ended September 26, 2025 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2024 Annual Report on Form 10-K. There were no material changes during the three and nine-month period ended September 26, 2025 to the information reported in our 2024 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the third quarter and year-to-date period.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2024 Annual Report on Form 10-K. There were no material changes during the quarter ended September 26, 2025 to the risk factors reported in the “Risk Factors” section of our 2024 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2025 and June 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 17, 2022, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 20 million shares of the Company's outstanding common stock (the “General Share Repurchase Program”). Under this program, shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plans”). On January 23, 2024 and May 27, 2025, the Company’s Board of Directors increased the number of shares authorized under the share repurchase program by an additional 11 million and 15.6 million shares, respectively. On May 27, 2025, in connection with the Separation, the Company’s Board of Directors adopted a separate and incremental special purpose share repurchase program (the “Special Purpose Share Repurchase Program”) under which Fortive may purchase up to $550 million in Fortive’s common stock exclusively from the proceeds of the Ralliant Dividend, together with any other cash received by Fortive from Ralliant in connection with the Separation (collectively, the “Ralliant Cash Proceeds”). Repurchases of shares of Fortive common stock using the Ralliant Cash Proceeds will only be made through the Special Purpose Share Repurchase Program.
As of September 26, 2025, there were 8.3 million shares and $78.2 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by the Company's management based on market conditions and other factors. The repurchase programs may be suspended or discontinued at any time by the Board of Directors. During the fiscal quarter ended September 26, 2025, the Company purchased 20.8 million shares of its common stock at an average share price of $47.98.
The following table provides details about our share repurchases, including those pursuant to a 10b5-01 plan, during the fiscal quarter ended September 26, 2025.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the General Share Repurchase Program	Maximum approximate dollar value that may yet be purchased under the Special Share Repurchase Program
June 28 - July 27	—	$—	—	19,220,931	$550,000,000
July 28 - August 27	13,896,944	47.96	13,896,944	15,206,469	78,204,249
August 28 - September 26	6,948,279	48.02	6,948,279	8,258,190	78,204,249
Total	20,845,223	$47.98	20,845,223	8,258,190	$78,204,249
ITEM 5. OTHER INFORMATION
Trading Plans
During the third quarter ended September 26, 2025, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Fortive Corporation Amended and Restated 2016 Stock Incentive Plan, as amended and restated (Incorporated by reference from Exhibit 4.3 to Fortive Corporation’s Registration Statement on Form S-8, filed on October 17, 2025. Commission File No. 333-290931)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 26, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 29, 2025	By:	/s/ Mark D. Okerstrom
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

Date: October 29, 2025	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer