Form 10-K
period 2025-12-31
Fortive Corp
filed 2026-02-25
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 20, 2026 there were 307,859,190 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 27, 2025 was $18.2 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements included or incorporated by reference in this Annual Report on Form 10-K, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; impact of government actions, including tariffs, other trade policies, government spending and tax laws; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; the anticipated impacts and benefits of the completed separation of Ralliant Corporation (“Ralliant”); new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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

•If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, international trade policies, customer demand and supply chain disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays and inefficiencies.

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

•Our growth depends in part on the timely development, commercialization and customer acceptance of new and enhanced products and services based on technological innovation.

•Our ability to successfully manage our leadership transition in connection with the completed Separation and attract, develop, and retain senior leaders and other key employees is critical to our success.

•Disruptions in, or breaches in security of, our information technology systems, exfiltration of confidential or sensitive data, and other cyberattacks have adversely affected, and in the future could adversely affect, our business.

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

•Our restructuring activities could have long-term adverse effects on our business.

•We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial results.

•Climate change, or legal or regulatory measures to address climate change, may negatively affect us.

•We use artificial intelligence in our business and in certain of our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

Risk Related to our International Operations

•International economic, political, legal, compliance, and business factors could negatively affect our financial results.

•Trade relations between the United States and other countries have been volatile and could have a material adverse effect on our business and financial results.

•Foreign currency exchange rates, including the volatility thereof, may adversely affect our financial results.

Risk Related to Our Investments and Dispositions

•Our strategy requires us to execute and deliver disciplined capital allocation.

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

•Potential indemnification liabilities to Ralliant and Vontier Corporation (“Vontier”) pursuant to the respective separation agreements could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.

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

•We could incur significant liability if our separation from Danaher, our separation of Vontier or our separation of Ralliant (together, the “Separation Transactions”) are determined to be a taxable transaction.

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

PART I
ITEM 1. BUSINESS
General
Fortive Corporation innovates essential technologies to keep our world safe and productive. Our strategic segments - Intelligent Operating Solutions and Advanced Healthcare Solutions - include iconic inventor brands with leading positions in their markets. Our businesses design, develop, manufacture, and market products, software, and services, building upon leading brand names, innovative technologies, and strong market positions. We are headquartered in Everett, Washington and have a workforce of more than 10,000 research and development, manufacturing, sales, distribution, service, and administrative professionals in approximately 50 countries around the world.
On June 28, 2025, we separated our Precision Technologies segment business into an independent publicly-traded company (the “Separation”) named Ralliant Corporation (“Ralliant”). The Separation was effected to qualify as a tax-free spin-off for Fortive shareholders for U.S. federal income tax purposes.
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

Fortive Business System
Our teams across our operating companies are united by our culture of continuous improvement – characterized by the high expectations, inclusion, humility, and transparency embodied in the Fortive Business System (“FBS”). This cultural foundation is reinforced by the rigor of our disciplined operating cadence. FBS enables us to operate our businesses with a focus on relentless execution, powered by our mindset and a set of tools and best practices consistently applied across our portfolio. We are continually evolving FBS to accelerate and sustain progress in every aspect of our business and deliver on our “Fortive Accelerated” strategy of faster profitable growth, disciplined capital allocation and building and maintaining investor trust. In doing so, we have incorporated new technology enablers, like artificial intelligence and machine learning and are building new capabilities to drive accelerated innovation, greater commercial success and more recurring customer value. FBS is a critical component of how we achieve sustained success over time.
Purpose and Values
We are guided by our shared purpose, innovating essential technologies to keep our world safe and productive. We strive to accelerate transformation in high-impact fields, such as workplace and industrial safety, and healthcare, delivering advanced technology solutions with high impact for frontline workers, healthcare professionals, patients, and more, worldwide.
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
Reportable Segments
We operate and report our results in two segments, Intelligent Operating Solutions and Advanced Healthcare Solutions, both of which are further described below.
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
Products and services within our Intelligent Operating Solutions segment are marketed under a variety of leading brands, including FLUKE, SERVICECHANNEL, GORDIAN, ACCRUENT, INDUSTRIAL SCIENTIFIC, and INTELEX.
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
Products and services in our Advanced Healthcare Solutions segment are marketed under a variety of brands, including ADVANCED STERILIZATION PRODUCTS “ASP”, CENSIS, FLUKE BIOMEDICAL, LANDAUER, and PROVATION.
************************************
The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, aluminum, and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. Tariffs affect our costs for impacted materials or components we import into the United States. Based on allocation of annual spend among our various suppliers, no single supplier is material. However, some components that require particular specifications or qualifications are dependent on a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials that meet the quality and regulatory requirements, and qualification of multiple supply sources. While recent volatility in global trade policy and the remediation efforts taken by certain jurisdictions in response to events, and the disruptions from the Ukraine/Russia conflict and other geopolitical tensions and conflicts, have raised material and shipping costs, our supply chain was responsive to these dynamics, and we implemented solutions, including through FBS and working collaboratively with our suppliers, to effectively support our operations, and help countermeasure production material shortages and distribution limitations. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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

People Strategy
Our Fortive team of over 10,000 people around the world are united by a powerful purpose: innovating essential technologies to keep our world safe and productive.

Our Fortive Accelerated growth strategy is the engine that drives that purpose forward, increasing our positive impact. The Fortive Accelerated strategy is built on three pillars: profitable organic growth acceleration powered by the amplified Fortive Business System (FBS), disciplined capital allocation, and a commitment to building investor trust.

Our people are the foundation of this Fortive Accelerated growth strategy. Creating an outstanding employee experience, where each team member feels empowered, supported, and proud is a critical driver of our sustainable success.

We advance our people strategy through thoughtful employee experience management – using deep understanding of our people, continuous feedback mechanisms, and a clear cultural compass to guide how we design and deliver our people practices, with a particular focus on our career development and rewards systems. We are committed to nurturing and continuously improving Fortive as an amazing place to work – so we can achieve more for our customers, our teams, and the world.

Our Board of Directors, along with the Compensation Committee, oversee our people strategy, culture, and rewards systems.
Culture
Our inclusive growth culture underpins Fortive’s people strategy to deliver on our employee experience promise: For you. For us. For growth.

We foster an inclusive environment supercharged by continuous improvement, innovation, and growth mindsets to enable team members to meaningfully grow their careers, make an impact, and feel true ownership in our shared success.
Career Development and Reward Systems
Our career development systems advance our people strategy by attracting, developing, and retaining the exceptional people we need now and in the future. Specifically, our performance and development processes drive outcomes and career growth for our global teams. Performance for Growth deploys our strategies into clear goals throughout the organization, while Development for Growth ensures excellence in how those results were achieved. This translates the behaviors that underpin our desired leader competencies, at all levels of the organization. Together, these systems provide a roadmap for the way we work, deliver results, and build amazing day-to-day experiences in the workplace.

We also invest in our people at every level through our development experiences. These experiences range from leadership learning to curated skills-based learning pathways, to hands-on skill building in each of our three FBS pillars: growth, lean, and leadership.

FBS has been infused with AI capabilities, streamlining and reinforcing our growth-oriented tools and training for team members. Collectively, these tools and experiences enhance development, strengthen performance, and prepare our team members for challenging opportunities and outsized impact.

With our market-leading portfolio and performance and development approach, our people have the opportunity to accelerate their career across multiple industries, contribute to customer success, and make a meaningful impact in the world.

Our Total Rewards programs are designed to attract and retain talented, curious people with a growth mindset and a passion for innovation, collaboration, and continuous improvement. We offer leading programs that inspire and reward superior performance, paired with comprehensive benefits that enhance holistic well-being for every employee and their families.

Fortive is committed to adhering to Equal Employment Opportunity (EEO) principles. All people are evaluated through a neutral merit-based process. We do not consider race, ethnicity, gender, or any other protected trait in our hiring, promotional, or other processes.
Government Contracts
Although the majority of our revenue in 2025 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products and services to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Anti-Bribery and Anti-Corruption Laws
Given the international scope of our operations, we are subject to various U.S. and non-U.S. laws outlawing bribes, kickbacks, payoffs, and other improper payments. In particular, the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other similar laws in other jurisdictions prohibit companies, their officers and employees, and their intermediaries from making improper payments to public officials to influence those officials or secure an improper advantage in order to obtain or retain business. In the past several years, there has been a substantial increase in the enforcement of these global anti-bribery and anti-corruption laws. Our operations throughout the world, including in developing countries with heightened risks of corruption, and interactions with individuals who are considered public officials under these laws, such as healthcare professionals in countries with state-run healthcare systems, expose us to the risk of violating these laws. Violations of these laws or even allegations of violations of these laws could pose reputational risks, subject us to investigations and related litigation, cause disruptions to our business, and result in monetary fines and damages and other sanctions.
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
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products, and services are subject to and other environmental contingencies, please refer to Note 12 to the consolidated financial statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
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
Our business is impacted by general economic conditions, and adverse economic conditions arising from any slower global economic growth, reduced demand or consumer confidence, energy, manufacturing or component supply constraints arising from international conflicts, high inflation rates and the corresponding interest rate policies, volatility in currency and credit markets, actual or anticipated default on sovereign debt, changes in global trade policies, unemployment and underemployment rates, immigration policies, reduced levels of capital expenditures, changes in government fiscal and monetary policies, political initiatives targeted at reducing government funding, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, other geopolitical conflict, sanctions, natural disasters, public health crises, terrorist attacks, and other challenges affect us and our distributors, customers, and suppliers, including having the effect of:
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
If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, international trade policies, customer demand and supply chain disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays and inefficiencies.
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
Our growth depends in part on the timely development, commercialization and customer acceptance of new and enhanced products and services based on technological innovation.
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
Our ability to successfully manage our leadership transition in connection with the completed Separation and attract, develop, and retain senior leaders and other key employees is critical to our success.
In connection with the Separation and as part of our long-term succession planning, we transitioned each of our Chief Executive Officer, Chief Financial Officer, and Chief People Officer roles in 2025 and early 2026. Our future performance is dependent upon our ability to manage successfully the leadership transitions and continue to attract, motivate and retain key leaders and other key employees. Unplanned loss of services of executives and other key employees or the failure to attract, motivate and develop new executives or other key employees could prevent us from successfully implementing and executing business strategies, and therefore adversely affect our financial results.
Our success also depends on our ability to attract, develop and retain a talented employee base. Our brand, our culture, our ability to provide competitive compensation, our locations of operations, and our reputation are important to our ability to recruit and retain key employees in these competitive markets. If we are not competitive or successful in our recruiting efforts, if we cannot attract or retain key employees, if we do not adequately ensure effective succession planning or transfer of knowledge for our key employees, or if some of our key employees are unable to enter, or choose to leave, the United States given uncertainties relating to immigration laws or immigration enforcement actions, our ability to deliver and execute on our operational, development, or portfolio strategies would be adversely affected.
Disruptions in, or breaches in security of, our information technology systems, exfiltration of confidential or sensitive data, and other cyberattacks have adversely affected, and in the future could adversely affect, our business.
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data, and other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems can be, and in the past have been, damaged, disrupted, accessed, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, error or malfeasance by employee or former employees, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other similar events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems or lack of sufficient control in our systems (or the systems of our customers, suppliers or other business partners) could result, and have resulted, in the misappropriation, change, destruction, exfiltration or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, and other cyber-attacks that have resulted in disruption of our operations, unauthorized access to confidential information and increased the cost of operations through containment, investigation and remediation efforts. Furthermore, we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent, any of which may have a material adverse impact on our business continuity, operations or financial results. Increasing use of artificial intelligence may increase these risks. Any of the attacks, breaches, or other disruptions or damage described above, as well as corresponding investigation, containment, and remediation efforts, can disrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, disclosure of personal data, damage customer and business partner relationships and our reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect our business and financial results.
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
We have implemented, and may continue to implement significant restructuring activities across our businesses to adjust our cost structure, including restructuring activities relating to our recent separation of Ralliant. These significant restructuring activities as well as our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets, and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs, or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial results.
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
We use artificial intelligence in our business and in certain of our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We incorporate artificial intelligence (“AI”) solutions into certain of our products, services and features, and we have leveraged AI, including generative AI, in our product development, our operations, and our software programming. Our competitors or other third parties may incorporate AI into their products or operational processes more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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
In 2025, approximately 44% of our sales were derived from customers outside the United States. Our principal markets outside the United States are in Europe and Asia. In addition, many of our manufacturing operations, suppliers, and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. Regional conflicts, including the Russian invasion of Ukraine, conflict in the Middle East, tension between China and Taiwan, could result in sanctions, regional market instability, increased energy and transportation costs, and other adverse regional financial and economic conditions, any of which can impact the demand for, or our ability to sell, our products and services in the impacted regions. Furthermore, our international business, including our business in high-growth markets outside the United States, is subject to additional risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
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
Trade relations between the United States and other countries have been volatile and could have a material adverse effect on our business and financial results.
We participate in various end markets outside the United States. During 2025, sales outside the United States accounted for approximately 44% of our total sales for the year. In addition, we have several facilities outside the United States, many of which serve multiple Fortive operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.
Recent economic, foreign and political policies and enforcement actions, including trade restrictions, withdrawal from global trade agreements, uncertainty relating to the future rate or enforceability of tariffs and reciprocal tariffs, including as a result of the recent ruling by the Supreme Court of the United States invalidating certain tariffs previously imposed under the

International Emergency Economic Powers Act (“the IEEPA Ruling”), changes to immigration laws or enforcement, uncertainty relating to availability of refunds on tariffs that have been invalidated, expectations or actions of customers, suppliers and other distribution or supply chain partners on pricing or costs as a result of the IEEPA Ruling, uncertainty relating to the status of prior trade agreements between the United States and other countries that had been adopted in response to tariffs that have subsequently been invalidated by the IEEPA Ruling, and other similar actions may result in increased transaction and operating costs, adverse regional and global economic conditions, reduced ability to attract talent, supply chain constraints, responsive economic and nationalism outside the United States, and volatile regulatory environment, any of which may adversely affect our business or demand for our products and services.
As a result, there continues to be significant uncertainty about, and volatility in, the future relationship between the United States and other countries, especially with respect to trade policies, treaties, government regulations, sanctions and tariffs. In particular, there continues to be uncertainty about U.S. foreign trade policy with respect to China, including any changes to the trade policies that have been adopted, and that may result from the IEEPA Ruling, including any alternative legislative or executive actions that may be adopted to reimpose similar tariffs. Any increased sanctions, tariffs, other trade barriers or restrictions or uncertainty on global trade adopted by or against the United States could adversely impact our business and financial results.
Foreign currency exchange rates, including the volatility thereof, may adversely affect our financial results.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial results. Overall strengthening of the U.S. dollar during most of fiscal year 2025 has increased the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses transact in a currency other than the business’s functional currency, and movements in the transaction currency relative to the functional currency could also result in unfavorable exchange rate effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries and borrowings denominated in foreign currencies.
Risk Related to Our Investments and Dispositions
Our strategy requires us to execute and deliver disciplined capital allocation.
Our Fortive Accelerated strategy requires us to execute and deliver disciplined capital allocation, including investments in organic growth, identifying and successfully acquiring businesses at appropriate prices, and to make other appropriate investments that support our long-term strategy. In particular, acquisitions and investments that align with our portfolio strategy may be difficult to identify and execute for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures, and other strategic relationships could negatively impact our financial results.
As part of our business strategy we acquire businesses, make investments, and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. These acquisitions, investments, joint ventures, and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect our financial results:
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
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2018, we split-off most of our automation and specialty platform in a Reverse Morris Trust transaction with Altra Industrial Motion Corp. and, in 2020 and 2025, we spun-off our former Industrial Technologies segment and our former Precision Technologies segment, respectively. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed of. The resolution of these contingencies has not had a material effect on our financial results but we cannot be certain that this favorable pattern will continue.
Potential indemnification liabilities to Ralliant and Vontier pursuant to the respective separation agreements could materially and adversely affect our businesses, financial condition, results of operations, and cash flows.
We entered into a separation and distribution agreement and related agreements with Vontier and with Ralliant to govern the separation and distribution of Vontier and Ralliant, respectively, and the relationship between each of the two companies and Fortive going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify Vontier or Ralliant under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Vontier or Ralliant has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Vontier or Ralliant, as applicable, will be sufficient to protect us against the full amount of the liabilities, or that Vontier and Ralliant will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations, and cash flows.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 12 to the consolidated financial results. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial results or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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
•we also have agreements to sell products and services to government entities and are subject to various statutes, regulations and other requirements that apply to companies doing business with government entities (approximately $417 million of our 2025 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction, or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts. An adverse outcome in any such investigation or audit could subject us to fines or other penalties;
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
•we are also subject to the federal False Claims Act (the “FCA”), which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims;
•regulators in Europe and certain states in the U.S. have focused efforts on increasing disclosures by companies related to climate change and mitigation efforts that impose increasing compliance burdens and associated regulator costs. At the same time, conflicting and opposing views on environmental topics, including commitments addressing climate issues, are becoming increasing political, subject to scrutiny from private sectors and government authorities, with such conflicting and opposing views potentially exposing us to environmental or political activist campaigns; and
•we are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes could negatively impact our business or financial position.
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
We could incur significant liability if our separation from Danaher, our separation of Vontier or our separation of Ralliant (together, the “Separation Transactions”) are determined to be a taxable transaction.
We have received opinions from outside tax counsel to the effect that each of the Separation Transactions qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinions rely on certain facts, assumptions, representations, and undertakings from the applicable parties regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the applicable opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinions of tax counsel we have received, the IRS could determine on audit that any of the Separation Transactions is taxable if it determines that any of the corresponding facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in any of the applicable opinions. If any of the Separation Transactions is determined to be taxable for U.S. federal income tax purposes, we, as well as our stockholders that are subject to U.S. federal income tax, would incur significant U.S. federal income tax liabilities.
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
As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled approximately $9.5 billion. In accordance with GAAP, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. Refer to Note 2 and Note 4 to the consolidated financial results for a description of our policies relating to goodwill and acquired intangibles.
Risk Related to Our Financing Activities
We have incurred a significant amount of debt, and our debt obligations, including the cost of such debt, will increase further if we incur additional debt and do not retire existing debt, our credit rating declines, or if the applicable interest rates rise.
As of December 31, 2025, we had approximately $3.2 billion of long-term debt, including the current portion of long-term debt, on a consolidated basis. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets, and enter into transactions with affiliates. The covenants in our credit agreement include a debt-to-EBITDA ratio. Please refer to Note 8 to the consolidated financial results for additional details.
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
ITEM 2. PROPERTIES
Our corporate headquarters is located in Everett, Washington in a facility that we own. As of December 31, 2025, our facilities included approximately 40 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Approximately 20 of these facilities are located in the United States in over 10 states and approximately 20 are located outside the United States in over 10 countries, including Canada and countries in Asia Pacific, Europe, and Latin America. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution. The approximate number of significant facilities by business segment is: Intelligent Operating Solutions 25 and Advanced Healthcare Solutions 15.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 7 to the consolidated financial statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information, and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. Please refer to Note 12 to the consolidated financial statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to "Item 1A. Risk Factors."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of our executive officers as of February 25, 2026. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Olumide Soroye	53	President and Chief Executive Officer	2021
Mark Okerstrom	53	Senior Vice President – Chief Financial Officer	2025
Amee Desjourdy	53	Senior Vice President – Chief People Officer	2026
Peter C. Underwood	56	Senior Vice President – Chief Legal Officer	2016
Olumide Soroye has served as President and CEO and a Director of Fortive since June 2025. Prior to June 2025, Mr. Soroye served as President and CEO of Intelligent Operating Solutions from August 2021 and President and CEO of Advanced Healthcare Solutions from January 2025. Prior to joining Fortive, Mr. Soroye was the Managing Director of the Property Intelligence and Risk Management segment of CoreLogic from September 2013 to August 2021.
Mark Okerstrom has served as Senior Vice President, Chief Financial Officer of Fortive since March 2025. Prior to joining Fortive, Mr. Okerstrom served as an advisor at Bain & Company from April 2024 to March 2025 and as an advisor at Advent International from November 2024 to March 2025. In addition, Mr. Okerstrom served as President and Chief Operating Officer of Convoy, Inc. from August 2020 to October 2023. Prior to joining Convoy, Inc., Mr. Okerstrom served in various roles, including as Chief Executive Officer, President, Chief Financial Officer, Executive Vice President of Operations, and Senior Vice President of Corporate Development, at Expedia Group, Inc. from 2006 to 2019.
Amee Desjourdy has served as Senior Vice President – Chief People Officer of Fortive since January 2026. Prior to joining Fortive, Ms. Desjourdy served in Chief Human Resource Officer roles at Hitachi Ltd from July 2022 to January 2026. Prior to joining Hitachi Ltd, Ms. Desjourdy was Chief People Officer of Brightcove, a software company providing secure and scalable streaming platform to organizations, from February 2020 to July 2022. Prior to joining Brightcove, Ms. Desjourdy served as the Chief People and Culture Officer of Quanterix, a biotehcnology company, from 2019 to 2020 and as the Chief Human Resources Officers of Global Partners LP, an energy company, from 2014 to 2019.
Peter C. Underwood has served as Senior Vice President, Chief Legal Officer of Fortive since January 2025 and as Senior Vice President, General Counsel from May 2016 to January 2025. Prior to joining Fortive, Mr. Underwood served as Vice President, General Counsel and Secretary of Regal Beloit Corporation, a manufacturer of electric motors, from 2010 through May 2016.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol FTV since July 2, 2016. As of February 20, 2026, there were approximately 1,523 holders of record of our common stock.
We currently pay a quarterly dividend of $0.06 per share on our common stock. Any future declaration and payments of dividends, including any change in the amount of quarterly dividend, on our common stock will be determined by our Board of Directors and will depend on our business conditions, financial results and other factors our Board deems relevant.
Issuer Purchases of Equity Securities
On February 17, 2022, our Board approved a share repurchase program authorizing us to repurchase up to 20 million shares of our outstanding common stock (the “General Share Repurchase Program”). Under this program, shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plans”). On May 27, 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Purpose Share Repurchase Program”) under which we may purchase up to $550 million in our common stock exclusively from the proceeds we received as a dividend from Ralliant in connection with the Separation (the “Ralliant Dividend”) (as defined herein), together with any other cash received from Ralliant in connection with the Separation (collectively, the “Ralliant Cash Proceeds”). Repurchases of shares of our common stock using the Ralliant Cash Proceeds will only be made through the Special Purpose Share Repurchase Program.
On May 27, 2025 and November 5, 2025, our Board increased the number of shares authorized under the General Share Repurchase Program by an additional 15.6 million and 12.1 million shares, respectively. As of December 31, 2025, there were 15.5 million shares remaining authorized under the General Share Repurchase Program and $67.5 million remaining authorized under the Special Share Repurchase Program, respectively. There is no expiration date for the repurchase programs, and the timing and amount of repurchases under the programs are determined by our management based on market conditions, tax regulations and other factors. The repurchase programs may be suspended or discontinued at any time by the Board.
During the fiscal year ended December 31, 2025, the Company purchased 30.4 million shares of its common stock at an average share price of $52.79.
The following table provides details about our share repurchases during the fiscal quarter ended December 31, 2025.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (a)	Maximum number of shares (or units) that may yet be purchased under the General Share Repurchase Program	Maximum approximate dollar value that may yet be purchased under the Special Share Repurchase Program
September 27 - October 26	—	$—	—	8,258,190	$78,204,249
October 27 - November 26	3,794,362	51.03	3,794,362	16,628,911	78,204,249
November 27 - December 31	1,319,684	54.03	1,319,684	15,503,263	67,483,059
Total	5,114,046	$51.80	5,114,046	15,503,263	67,483,059

(a) The total amount includes 194,036 shares purchased under the Special Repurchase Program.
Recent Issuances of Unregistered Securities
None.
Company Stock Performance
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of five-year cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Industrials Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index, and the S&P 500 Industrial Index as of the market close on December 31, 2020. Past stock performance is not necessarily indicative of future stock price performance.

	12/31/2021	12/30/2022	12/29/2023	12/27/2024	12/31/2025
Fortive Corporation	108.14	91.47	105.27	107.67	105.68
S&P 500	128.71	105.40	133.10	166.40	196.16
S&P 500 Industrials	121.12	114.48	135.24	158.87	189.72
*Assumes $100 was invested for each annual period.
ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Fortive’s financial condition and results of operations for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023 should be read in conjunction with our audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2025, 2024, and 2023 items and year-to-year comparisons between 2025 and 2024, and 2024 and 2023.
Fortive Corporation (“Fortive,” “the Company,” “we,” “us,” or “our”) innovates essential technologies to keep our world safe and productive. Our strategic segments - Intelligent Operating Solutions and Advanced Healthcare Solutions - include iconic inventor brands with leading positions in their markets. Our businesses design, develop, manufacture, and market products, software, and services, building upon leading brand names, innovative technologies, and strong market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in approximately 50 countries around the world.

Precision Technologies Separation
On June 28, 2025 (the “Distribution Date”), the Company completed the separation (the “Separation” or the “PT Separation”) of its former Precision Technologies segment by distributing to Fortive shareholders on a pro rata basis all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”), the entity incorporated to hold the PT businesses. The accounting requirements for reporting Ralliant as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation. Unless otherwise indicated, all references in this Annual Report refer to continuing operations. Refer to Note 3 of the consolidated financial statements for additional information.
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
OVERVIEW
General
Fortive is a multinational business with global operations with approximately 44% of our sales derived from customers outside the United States in 2025. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic, trade policies, fiscal policies, regulatory, and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country, except for the United States, on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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
Management believes that reporting the non-GAAP financial measure of core revenue provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisition and divestiture related items because the nature, size, and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation from core revenue because the impact of currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance. References to core sales growth refer to the impact of both price and unit sales.
Business Trends
Our financial outlook is subject to various assumptions and risks, including but not limited to: ongoing geopolitical events; global economic and consumer trends and sentiments; monetary policies; inflationary pressures on expenses and pricing; uncertainties in governmental policies on international trade, regulations, sanctions, and healthcare; operational challenges from existing, new, or increased tariffs, in some cases, subsequent rollbacks or suspensions; foreign exchange rate volatility, including the impact of unhedged foreign currency debts; reduction in U.S. government spending due to H.R.1, also known as the One Big Beautiful Bill Act (“OBBBA”); and overall fiscal policies, including investment and taxation policy initiatives being considered in the U.S.; the incremental impacts of the Pillar Two initiative from the Organization for Economic Co-operation and Development (“OECD”); and the impact from the Separation.
In addition, our financial outlook is subject to the impact of the recent ruling by the Supreme Court of the United States invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("the IEEPA Ruling"), including the impact on operational and transaction costs, any responsive legislative or executive action seeking to reimpose similar tariffs, our ability to seek and obtain refunds for previously paid tariffs that have been subsequently invalidated, expectations or actions of customers, suppliers and other distribution or supply chain partners on pricing or costs as a result of the IEEPA Ruling, and responsive actions from other countries, including with respect to counter tariffs that had been imposed or trade agreements that had been adopted in response to tariffs that have been subsequently invalidated by the IEEPA Ruling.
We continue to monitor the conditions above and deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics.
RESULTS OF OPERATIONS
Components of Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total revenue growth (GAAP)	1.9%	4.3%
Excluding impact of:
Acquisitions and Divestitures	0.2%	(0.6)%
Currency exchange rates	(0.4)%	0.6%
Core revenue growth (Non-GAAP)	1.7%	4.3%
Sales growth in 2025 was driven by favorable pricing of 2.2%, partially offset by a volume decline of 0.6%. Sales growth in 2024 was driven by favorable pricing of 2.9% and a volume increase of 1.4%.
Geographically, core revenue growth in 2025 was driven primarily by strengthening demand in North America, led by the IOS segment, partially offset by modest declines in Europe. Core revenue growth in 2024 was driven by modest to moderate growth across all regions, including North America, Europe, the Middle East, and Africa (“EMEA”), Latin America (“LATAM”), and Asia-Pacific (“APAC”).
For further detail, refer to the Intelligent Operating Solutions and Advanced Healthcare Solutions sections below.

Operating Profit Margins
2025 vs. 2024
Operating profit margin was 17.3% in 2025, compared to 17.6% in 2024, resulting in a decrease of 30 basis points due to:
•The year-over-year increase from favorable pricing across the segments and benefits from productivity measures and FBS initiatives, partially offset by volume decline and higher employee compensation in both segments; additionally, within the year, the unfavorable impact from tariffs was mitigated by countermeasures — favorable 105 basis points
•The year-over-year effect of all other items, including -100 basis points primarily from incremental stock-based compensation costs related to the Separation, -55 basis points in discrete restructuring charges, partially offset by +20 basis points from amortization expense for existing businesses — unfavorable 135 basis points
2024 vs. 2023
Operating profit margin was 17.6% 2024, compared to 14.7% in 2023, resulting in an increase of 290 basis points due to:
•The year-over-year increase in price and volume from existing businesses and benefits from productivity measures were partially offset by higher employee compensation, growth investments and the impact of unfavorable changes in foreign exchange rates — favorable 170 basis points
•The year-over-year effect of all other items, including +70 basis points in discrete restructuring charges, +55 basis points from amortization expense associated with existing businesses and impairment of intangible assets in 2023, offset by -5 basis points from net effects of acquired businesses — favorable 120 basis points
INTELLIGENT OPERATING SOLUTIONS
Selected Financial Data

	For the Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$2,856.3	$2,793.2	$2,684.5
Operating profit	738.3	708.0	629.9
Depreciation	49.3	40.5	33.9
Amortization	187.1	188.3	185.5
Operating profit as a % of sales	25.8%	25.3%	23.5%
Depreciation as a % of sales	1.7%	1.4%	1.3%
Amortization as a % of sales	6.6%	6.7%	6.9%
Components of Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total revenue growth (GAAP)	2.3%	4.1%
Excluding impact of:
Acquisitions and Divestitures	0.4%	(0.8)%
Currency exchange rates	(0.6)%	0.2%
Core revenue growth (Non-GAAP)	2.1%	3.5%
Sales growth in 2025 was driven by favorable pricing of 2.2%, including actions taken to mitigate unfavorable tariff impacts. Volume declined slightly, primarily in professional instrumentation during the first half of the year, partially offset by increases in gas detection products and facilities and asset lifecycle (“FAL”) software and services. Sales growth in 2024 was driven primarily by favorable pricing of 2.7% and volume gains with FAL software and services and gas detection products.
Geographically, core revenue growth in 2025 was driven primarily by moderate growth in North America, partially offset by modest declines in Europe. Core revenue growth in 2024 was driven by modest growth across all regions.

Operating Profit Margins
2025 vs. 2024
Operating profit margin increased 50 basis points during 2025 as compared to 2024 resulting from:
•The year-over-year increase in price and gains achieved from FBS and productivity initiatives which were partially offset by slight volume decline and higher employee compensation; additionally, within the year, the unfavorable impact from tariffs was mitigated by countermeasures — favorable 85 basis points
•The year-over-year effect of all other items, including -60 basis points in discrete restructuring charges, offset by +20 basis points from amortization expense for existing businesses, and +5 basis points from lower net acquisition and divestiture-related costs — unfavorable 35 basis points
2024 vs. 2023
Operating profit margin increased 180 basis points during 2024 as compared to 2023 resulting from:
•The year-over-year increase in price and volume from existing businesses, partially offset by higher employee compensation, customer acquisition costs and marketing costs to support growth initiatives — favorable 95 basis points
•The year-over-year effect of all other items, including +50 basis points from lower discrete restructuring charges than in the prior year, +50 basis points from amortization expense for existing businesses and impairment of intangible assets incurred in 2023, offset by -15 basis points from net effects of acquired businesses — favorable 85 basis points
ADVANCED HEALTHCARE SOLUTIONS
Advanced Healthcare Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$1,302.8	$1,287.7	$1,229.4
Operating profit	138.6	138.5	83.8
Depreciation	19.5	20.2	21.2
Amortization	180.3	181.0	181.4
Operating profit as a % of sales	10.6%	10.8%	6.8%
Depreciation as a % of sales	1.5%	1.6%	1.7%
Amortization as a % of sales	13.8%	14.1%	14.8%
Components of Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total revenue growth (GAAP)	1.2%	4.7%
Excluding impact of:
Currency exchange rates	(0.4)%	1.4%
Core revenue growth (Non-GAAP)	0.8%	6.1%
Sales growth in 2025 was driven by favorable pricing of 2.2%. Volume declined modestly on reduced demand for sterilization equipment and biomedical test products due to the impact of recent changes in healthcare policy, partially offset by growth in healthcare software and dosimetry services. Sales growth in 2024 was driven primarily by favorable pricing of 3.4% and volume increases primarily in sterilization and dosimetry products.
Geographically, core revenue growth in 2025 was relatively stable with modest increases in North America mostly offset by modest declines in EMEA. Core revenue growth in 2024 was driven by modest to moderate growth across all regions.

Operating Profit Margins
2025 vs. 2024
Operating profit margin decreased 20 basis points during 2025 as compared to 2024 resulting from:
•Year-over-year increases due to favorable pricing and gains achieved from FBS and from productivity initiatives, partially offset by modest volume decline and higher employee compensation — unfavorable 20 basis points
•The year-over-year effect of all other items, including +20 basis points from amortization expense for existing businesses, -20 basis points in discrete restructuring charges — relatively flat
2024 vs. 2023
Operating profit margin increased 400 basis points during 2024 as compared to 2023 resulting from:
•Year-over-year increases due to favorable pricing and higher volume, and benefits from productivity measures, partially offset by higher employee compensation and unfavorable changes in foreign currency exchange rates — favorable 215 basis points
•The year-over-year effect of all other items, including +115 basis points in discrete restructuring charges and +70 basis points from amortization expense for existing businesses — favorable 185 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$4,159.1	$4,080.9	$3,913.9
Cost of sales	(1,518.0)	(1,461.8)	(1,436.8)
Gross profit	2,641.1	2,619.1	2,477.1
Gross profit margin	63.5%	64.2%	63.3%
Gross profit increased during 2025 as compared to 2024, primarily due to favorable pricing, gains from FBS and productivity measures all partially offset by volume declines, higher employee compensation, and discrete restructuring charges. Within the year, the unfavorable impact of tariffs were mitigated by the countermeasures deployed.
Gross profit increased during 2024 as compared to 2023, primarily due to favorable pricing and increased volume from existing businesses, benefits from productivity measures and FBS initiatives, partially offset by higher employee compensation, and unfavorable changes in foreign currency exchange rates.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$4,159.1	$4,080.9	$3,913.9
Selling, general, and administrative (“SG&A”)	1,661.7	1,651.5	1,666.1
Research and development (“R&D”)	259.2	251.3	237.0
SG&A as a % of sales	40.0%	40.5%	42.6%
R&D as a % of sales	6.2%	6.2%	6.1%
SG&A increased in 2025 as compared to 2024, primarily due to incremental stock-based compensation related to the Separation, higher employee compensation costs, discrete restructuring charges, and innovation and commercial investments to support strategic growth initiatives, all partially offset by reductions of excess costs subsequent to the Separation and benefits from productivity measures and FBS initiatives.
SG&A expenses decreased during 2024 as compared to 2023, primarily due to benefits from productivity measures and lower discrete restructuring costs, partially offset by higher employee compensation.
R&D, consisting principally of internal and contract engineering personnel costs, increased year over year during both 2025 and 2024 due to ongoing investments in innovation.

NON-OPERATING INCOME (EXPENSE), NET
Interest costs
Net interest expense was $120.5 million during 2025, compared to $152.8 million during 2024. The year-over-year decrease was primarily due to a decrease in outstanding debt and lower interest rates associated with floating rate debt instruments.
Net interest expense was $152.8 million during 2024, compared to $123.5 million during 2023. The year-over-year increase was primarily due to higher overall debt balances.
For a discussion of our outstanding indebtedness, refer to Note 8 to the accompanying consolidated financial statements.
Other non-operating expense, net
Other non-operating expense was $2.5 million, $57.2 million, and $17.4 million during 2025, 2024, and 2023, respectively. The year over year changes were primarily due to losses from equity investments incurred in 2024 and 2023, and a charitable contribution of $20.0 million made to the Fortive Foundation, a related party, without any donor imposed conditions or restrictions, in the first quarter of 2024.
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
We are subject to income, transaction and other taxes in the United States and in multiple foreign jurisdictions. Our future income tax rates could be volatile and difficult to predict due to changes in business profit by jurisdiction, changes in the amount and recognition of deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, the OECD continues to advance proposals for modernizing international tax rules, including the introduction of global minimum tax standards and the more recent Side-by-Side System. We closely monitor changes to tax laws, regulations, accounting principles, and global tax standards; and at the time of a change, the related expense or benefit recorded may be material to the quarter and year of change. Furthermore, certain tax laws are inherently ambiguous requiring subjective interpretation on the application thereof. Our interpretation and the corresponding amount of taxes we pay is, and may in the future continue to be, subject to audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.
We are subject to examination in the United States, various states and foreign jurisdiction for the tax years 2011 to 2024. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. In addition, significant obligations are detailed in our tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the Automation and Specialty business on October 1, 2018, the Vontier separation on October 9, 2020, and the PT Separation on June 28, 2025. We review our global tax positions on a quarterly basis, considering many factors including the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors.”
Effective Tax Rate
Our effective tax rate was 11.5%, 4.7%, 5.7% during 2025, 2024, and 2023, respectively.

Our effective tax rate for 2025, 2024 and 2023 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of foreign income taxed at a different rate, the U.S. federal permanent differences, the impacts of credits and deductions provided by law, including those associated with state income taxes, decreases in our uncertain tax positions and the effect of changes in tax rates enacted.
Repatriation
Foreign cumulative earnings remain subject to foreign remittance taxes. We have made an election regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. For most of our foreign operations, we make an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
COMPREHENSIVE INCOME
Comprehensive income increased by $60 million in 2025 as compared to 2024, primarily due to favorable changes in foreign currency translation of $314 million, and a $50 million increase in net earnings from continuing operations. Additionally, there was a $304 million decrease in net earnings from discontinued operations.
Comprehensive income decreased by $172 million in 2024 as compared to 2023, primarily due to an unfavorable change in foreign currency translation adjustments of $149 million, partially offset by a $74 million increase in net earnings from continuing operations and a favorable change in pension benefit adjustments of $11 million. Additionally, there was a $107 million decrease in net earnings from discontinued operations.
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
Interest Rate Risk
We utilize a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our fixed-rate debt but not our earnings or cash flows because the interest on such debt is fixed. As of December 31, 2025, an increase of 100 basis points in interest rates would have decreased the fair value of our fixed-rate debt by approximately $86 million.
As of December 31, 2025, our variable-rate debt obligations consist of U.S. dollar-denominated commercial paper (refer to Note 8 to the consolidated financial statements for information regarding our outstanding indebtedness). As a result, our primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, we anticipate issuing additional short-term commercial paper obligations and/or term loans to refinance all or part of these borrowings. The annual effective rate associated with our outstanding variable-rate obligations during the year was approximately 4.1% with interest expense of $36 million. As of December 31, 2025, on an annualized basis, the impact to our interest expense in 2025 from a hypothetical 10 basis points increase in market interest rates on our variable-rate debt obligations would be immaterial.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars (“USD”), our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States with functional currencies other than the USD, are translated into USD using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the USD. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) (“AOCI”) component of equity. A 10% depreciation in major currencies relative to the USD as of December 31, 2025 would have resulted in a reduction of foreign currency-denominated net assets and stockholders’ equity of approximately $179 million.

As of December 31, 2025, a portion of the €700 million Euro-denominated senior unsecured notes due 2029 remained designated as a net investment hedge on our investment in applicable foreign operations. We recognized after-tax foreign currency transaction losses of $161.1 million, gains of $60.4 million, and losses of $1.2 million during the years ended December 31, 2025, 2024, and 2023, respectively, on the debt that was deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries.
Currency exchange rates favorably impacted 2025 reported sales by 0.4% as compared to 2024, as the USD was, on average, weaker against most major currencies during 2025 as compared to exchange rate levels during 2024. If the exchange rates in effect as of December 31, 2025 were to prevail throughout 2026, currency exchange rates would positively impact 2026 estimated sales by approximately 0.8% relative to our performance in 2025. In general, strengthening of the USD against other major currencies negatively impacts our sales and results of operations, while weakening of the USD positively impacts our sales and results of operations.
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
We have generally satisfied any short-term liquidity needs that are not met through operating cash flows and available cash through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Credit support for these programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for the Commercial Paper Programs, can also be used for working capital and other general corporate purposes. As of December 31, 2025, no borrowings were outstanding under the Revolving Credit Facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
The availability of the Revolving Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of our U.S. dollar-denominated commercial paper program when we have outstanding borrowings. We expect to limit any future borrowings under the Revolving Credit Facility to amounts that would leave sufficient credit available under the facility to allow us to borrow, if needed, and repay any outstanding commercial paper as it matures.
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
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Year Ended December 31,
	2025	2024	2023
Total operating cash provided by continuing operations	$1,035.7	$1,028.5	$833.4

Purchases of property, plant and equipment	$(105.1)	$(86.1)	(78.6)
Cash paid for acquisitions, net of cash received	(25.7)	(3.6)	$(95.8)
All other investing activities	11.2	0.9	1.4
Total investing cash used in continuing operations	$(119.6)	$(88.8)	$(173.0)

Net proceeds from (repayments of) commercial paper borrowings	$0.9	$(596.5)	839.9
Repurchase of common shares	(1,610.1)	(889.6)	(272.9)
Payment of dividends	(92.2)	(111.2)	(102.0)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	1,733.5	$549.3
Repayment of borrowings (maturities greater than 90 days)	(715.7)	(1,000.0)	(1,000.0)
Proceeds from Ralliant Dividend	1,150.0	—	—
All other financing activities	40.8	71.1	18.0
Total financing cash provided by (used in) continuing operations	$(1,226.3)	$(792.7)	$32.3
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $1.036 billion in 2025, $1.029 billion in 2024, and $833 million in 2023, representing a year over year increase of $7 million, or 1% in 2025, and $195 million, or 23.4% in 2024, primarily attributable to the following factors:
•Year-over-year increase of $44 million and $97 million in 2025 and 2024, respectively, in Operating cash flow from net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, and Loss from equity investments).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable generated $1.1 million, $28 million, and $9 million of cash during 2025, 2024, and 2023, respectively. The amount of cash flow generated from or used in a period depends upon how effectively we manage the cash conversion cycle, which can be impacted by timing of revenue and collection from customers, vendor cash disbursement, and purchases of materials and components for certain businesses.
•The aggregate change in prepaid expenses and other assets, accrued expenses and other liabilities, and changes in deferred income taxes used $53 million, $42 million, and $122 million of cash in 2025, 2024, and 2023, respectively. The year-over-year changes were driven by timing differences related to contract assets, contract liabilities, payments of income taxes and interest, employee compensation and benefits, and restructuring activities.

Investing Activities
Investing cash outflows from continuing operations increased by $31 million in 2025 due to higher capital expenditures and net cash flows related to acquisitions and divestitures. Investing cash outflows from continuing operations decreased by $84 million in 2024 on less acquisition activity than in 2023, partially offset by higher capital expenditures.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers.
Financing Activities and Indebtedness
Financing cash flows from continuing operations consist primarily of the issuance and repayments of debt including commercial paper, payments of cash dividends to shareholders and share repurchases. Financing activities used cash of $1.23 billion in 2025, used cash of $793 million in 2024, and generated cash of $32 million in 2023.
Financing activities during 2025 reflected the following transactions:
•We received a cash dividend of $1.15 billion from Ralliant in connection with the Separation (the “Ralliant Dividend”).
•We borrowed $1 million in net commercial paper activities.
•We repurchased 30 million shares of our common stock for approximately $1.61 billion, with $483 million funded by the Ralliant Dividend and Ralliant Cash Proceeds.
•We made dividend payments to common shareholders totaling $92 million.
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
Financing activities during 2024 reflected the following transactions:
•We repaid 597 million in net commercial paper activities.
•We repurchased 12 million shares of our common stock for approximately $890 million.
•We made dividend payments to common shareholders totaling $111 million.
•On January 2, 2024, we drew down an additional $450 million of the Delayed-Draw Term Loan due 2024.
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
•We borrowed $840 million in net commercial paper activities.
•We repurchased 4 million shares of our common stock for approximately $273 million under our share repurchase program.
•We made dividend payments to common shareholders totaling $102 million.
•On December 14, 2023, we drew down $550 million of the $1.3 billion Delayed-Draw Term Loan due 2024.
•On August 24, 2023 and December 14, 2023, we repaid $250 million and $750 million in outstanding principal of the Delayed-Draw Term Loan due 2023, respectively, using the proceeds from the Delayed-Draw Term Loan due 2024 and available cash.
Refer to Note 8 to the consolidated financial statements for additional information regarding the Company’s financing activities and indebtedness and access to additional capital. Refer to Note 14 to the consolidated financial statements for a description of the Company’s share repurchase program.

Cash and Cash Requirements
Cash
As of December 31, 2025, we held approximately $376 million of cash and cash equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 80% was held outside of the United States.
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
Cash Requirements
The following table sets forth a summary of our short-term and long-term cash requirements as of December 31, 2025 under (1) long-term debt principal and interest obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on our consolidated balance sheet.

($ in millions)	Total	Due within one year of December 31, 2025	Due later than one year from December 31, 2025
Debt and leases:
Long-term debt principal payments (a)	$3,213.5	$1,191.3	$2,022.2
Interest payments on long-term debt (b)	657.5	105.1	552.4
Operating lease obligations (c)	106.7	25.4	81.3
Other:
Purchase obligations (d)	211.6	202.8	8.8
Other liabilities reflected on the balance sheet under GAAP (e)(f)	1,533.6	883.7	649.9
Total	$5,722.9	$2,408.3	$3,314.6

(a) The amount due within one year of December 31, 2025 is related to the 3.7% Euro-denominated senior unsecured notes due 2026 and 3.15% senior unsecured notes due 2026. The amount due later than one year from December 31, 2025 includes $650 million outstanding borrowings under the Commercial Paper Programs. Refer to Note 8 to the consolidated financial statements for additional information regarding the Company’s indebtedness as of December 31, 2025.

(b) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2025. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(e) Primarily consist of obligations under contract liabilities, post-retirement benefits, pension benefit obligations, net tax liabilities, and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience. Refer to Note 6 to the consolidated financial statements for additional information.

(f) Includes non-contractual obligations of $159 million of noncurrent gross unrecognized tax benefits, including interest and penalties. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “due later than one year from December 31, 2025” column. Refer to Note 11 to the consolidated financial statements for additional information on unrecognized tax benefits.

In addition to the obligations noted above, we have issued guarantees, consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds, in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. These guarantees are not recorded on our balance sheet and $17 million in commitments expire within one year of December 31, 2025 and $13 million later than one year from December 31, 2025.

As of December 31, 2025 we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
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
Acquired Intangibles and Goodwill: Our business acquisitions typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2 and 4 to the consolidated financial statements for a description of our policies relating to goodwill, acquired intangibles, and acquisitions.
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
In 2025, we performed goodwill impairment testing for our reporting units. Our annual goodwill impairment analysis in 2025 indicated that, in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.
The excess of the estimated fair value over carrying value (expressed as a multiple of the carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 1.5x to approximately 4.7x. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a multiple of the carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 1.3x to approximately 4.3x. We evaluated other factors relating to the fair value of the reporting units, including, as applicable, results of the estimated fair value using an income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charges were required.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for intangible assets with definite lives requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions, and discount rates related to these assets. We evaluated events or circumstances that may indicate the carrying value of our intangible assets may not be fully recoverable during the year ended December 31, 2025, and recorded no impairments.
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
Income Taxes: For a description of our income tax accounting policies, refer to Note 2 and Note 11 to the consolidated financial statements.
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
In addition, we are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state, and foreign tax authorities, which may result in proposed assessments (see “-Results of Operations - Income Taxes” and Note 11 to the consolidated financial statements). We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings, and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
An increase in our 2025 effective tax rate of 1.0% would have resulted in an additional income tax provision for the year ended December 31, 2025 of approximately $6 million.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 25, 2026 appears on page 44 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fortive Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fortive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fortive Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fortive Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortive Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

Description of the Matter
Accounting for indefinite-lived intangible assets
As discussed in Note 2 and 4 to the consolidated financial statements, the Company has $309.9 million of indefinite-lived intangible assets.
Auditing the Company's accounting for its evaluation of potential impairment was complex due to the estimation uncertainty in determining the fair value of a certain indefinite-lived intangible asset. The significant assumption used to estimate the value of this asset was forecasted revenues. This assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for the impairment analysis, including controls over management’s review of the significant assumption, described above.
To test the estimated fair value of the indefinite-lived intangible asset, we performed audit procedures that included, among others, involving our valuation specialists to assist in evaluating the Company's use of the selected valuation model, testing the significant assumption used in the model and testing the completeness and accuracy of the underlying data. For example, we compared the revenue growth rate selected by management to publicly available market data and historical results of the Company’s business. We also performed a sensitivity analysis of the significant assumption to evaluate the change in the fair value of the indefinite-lived intangible asset resulting from changes in the assumption.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Seattle, Washington
February 25, 2026

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$375.5	$813.3
Accounts receivable less allowance for doubtful accounts of $18.8 and $19.4, respectively	683.6	661.3
Inventories:
Finished goods	169.9	151.9
Work in process	12.3	15.3
Raw materials	109.6	102.6
Inventories	291.8	269.8
Prepaid expenses and other current assets	234.0	233.6
Current assets, discontinued operations	20.8	614.3
Total current assets	1,605.7	2,592.3

Property, plant and equipment, net	269.8	232.9
Other assets	375.5	348.4
Goodwill	7,298.3	7,216.0
Other intangible assets, net	2,188.4	2,530.5
Other assets, discontinued operations	—	4,096.0
Total assets	$11,737.7	$17,016.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$899.5	$376.2
Trade accounts payable	436.4	425.4
Accrued expenses and other current liabilities	910.7	868.3
Current liabilities, discontinued operations	—	568.5
Total current liabilities	2,246.6	2,238.4

Other long-term liabilities	723.5	847.2
Long-term debt	2,306.5	3,331.1
Long-term liabilities, discontinued operations	—	403.8
Commitments and Contingencies (Note 12)

Equity:
Common stock: $0.01 par value, 2,000 shares authorized; 369.6 and 366.6 issued; 313.4 and 341.2 outstanding; respectively	3.7	3.7
Additional paid-in capital	4,210.0	4,035.0
Treasury shares, at cost	(3,229.8)	(1,612.3)
Retained earnings	5,428.5	8,227.6
Accumulated other comprehensive income (loss)	41.0	(465.4)
Total Fortive stockholders’ equity	6,453.4	10,188.6
Noncontrolling interests	7.7	7.0
Total stockholders’ equity	6,461.1	10,195.6
Total liabilities and equity	$11,737.7	$17,016.1
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales:
Products and software	$3,341.3	$3,290.9	$3,157.7
Services	817.8	790.0	756.2
Total sales	4,159.1	4,080.9	3,913.9

Cost of Sales:
Products and software	(1,113.7)	(1,070.4)	(1,081.4)
Services	(404.3)	(391.4)	(355.4)
Total cost of sales	(1,518.0)	(1,461.8)	(1,436.8)

Gross profit	2,641.1	2,619.1	2,477.1
Operating costs:
Selling, general, and administrative	(1,661.7)	(1,651.5)	(1,666.1)
Research and development	(259.2)	(251.3)	(237.0)
Operating profit	720.2	716.3	574.0
Non-operating income (expense), net:
Interest expense, net	(120.5)	(152.8)	(123.5)
Other non-operating income (expenses), net	2.5	(57.2)	(17.4)
Earnings from continuing operations before income taxes	602.2	506.3	433.1
Income taxes	(69.5)	(23.8)	(24.7)
Net earnings from continuing operations	532.7	482.5	408.4
Net earnings from discontinued operations	46.5	350.4	457.4
Net earnings	$579.2	$832.9	$865.8

Net earnings per common share from continuing operations:
Basic	$1.60	$1.38	$1.16
Diluted	$1.59	$1.37	$1.15
Net earnings per common share from discontinued operations:
Basic	$0.14	$1.01	$1.30
Diluted	$0.14	$0.99	$1.28
Net earnings per common share:
Basic	$1.74	$2.39	$2.46
Diluted	$1.73	$2.36	$2.43
Average common stock and common equivalent shares outstanding:
Basic	332.0	349.2	352.5
Diluted	334.6	352.8	355.6

Certain amounts may not sum due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2025	2024	2023
Net earnings	$579.2	$832.9	$865.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	174.1	(139.7)	9.7
Pension and post-retirement plan benefit adjustments	—	0.4	(10.1)
Total other comprehensive income (loss), net of income taxes	174.1	(139.3)	(0.4)
Comprehensive income	$753.3	$693.6	$865.4
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2022	352.9	$3.6	$3,706.3	$(442.9)	$6,742.1	$(325.7)	$5.2
Net earnings for the period	—	—	—	—	865.8	—	—
Dividends to common stockholders	—	—	—	—	(102.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(0.4)	—
Stock-based compensation	2.3	—	176.8	—	—	—	—
Common stock repurchases	(4.0)	—	—	(272.9)	—	—	—
Shares withheld for taxes	(0.5)	—	(31.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1.2
Balance, December 31, 2023	350.7	$3.6	$3,851.3	$(715.8)	$7,505.9	$(326.1)	$6.4
Net earnings for the period	—	—	—	—	832.9	—	—
Dividends to common stockholders	—	—	—	—	(111.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(139.3)	—
Stock-based compensation	3.0	0.1	212.7	—	—	—	—
Common stock repurchases	(12.0)	—	—	(896.5)	—	—	—
Shares withheld for taxes	(0.5)	—	(29.0)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	579.2	—	—
Dividends to common stockholders	—	—	—	—	(92.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	174.1	—
Stock-based compensation	3.1	—	212.6	—	—	—	—
Common stock repurchases	(30.4)	—	—	(1,617.5)	—	—	—
Shares withheld for taxes	(0.5)	—	(37.6)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.7
Distribution of Ralliant Corporation	—	—	—	—	(3,286.1)	332.3	—
Balance, December 31, 2025	313.4	$3.7	$4,210.0	$(3,229.8)	$5,428.5	$41.0	$7.7
See the accompanying Notes to the Consolidated Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$579.2	$832.9	$865.8
Less: net earnings from discontinued operations	(46.5)	(350.4)	(457.4)
Net earnings from continuing operations	532.7	482.5	$408.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	367.5	369.3	366.9
Depreciation	70.1	61.6	59.3
Stock-based compensation	116.8	90.1	94.5
Loss from equity investments	—	39.4	17.3
Change in certain assets and liabilities:
Change in deferred income taxes	(49.9)	(24.8)	(83.6)
Change in accounts receivable, net	8.7	(15.5)	(0.7)
Change in inventories	(20.0)	(7.9)	7.7
Change in trade accounts payable	12.4	51.1	2.2
Change in prepaid expenses and other assets	(15.6)	9.5	(65.3)
Change in accrued expenses and other liabilities	13.0	(26.8)	26.7
Total operating cash provided by continuing operations	1,035.7	1,028.5	833.4
Total operating cash provided by discontinued operations	47.5	498.3	520.2
Net cash provided by operating activities	1,083.2	1,526.8	1,353.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(105.1)	(86.1)	(78.6)
Cash paid for acquisitions, net of cash received	(25.7)	(3.6)	(95.8)
All other investing activities	11.2	0.9	1.4
Total investing cash used in continuing operations	(119.6)	(88.8)	(173.0)
Total investing cash used in discontinued operations	(15.8)	(1,707.2)	(22.4)
Net cash used in investing activities	(135.4)	(1,796.0)	(195.4)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper borrowings	0.9	(596.5)	839.9
Repurchase of common shares	(1,610.1)	(889.6)	(272.9)
Payment of dividends	(92.2)	(111.2)	(102.0)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	—	1,733.5	549.3
Repayment of borrowings (maturities greater than 90 days)	(715.7)	(1,000.0)	(1,000.0)
Proceeds from Ralliant Dividend	1,150.0	—	—
All other financing activities	40.8	71.1	18.0
Total financing cash (used in) provided by continuing operations	(1,226.3)	(792.7)	32.3
Total financing cash used in discontinued operations	(160.3)	—	—
Net cash provided by (used in) financing activities	(1,386.6)	(792.7)	32.3

Effect of exchange rate changes on cash and equivalents	1.0	(13.6)	(10.9)
Net change in cash and equivalents	(437.8)	(1,075.5)	1,179.6
Beginning balance of cash and equivalents	813.3	1,888.8	709.2
Ending balance of cash and equivalents	$375.5	$813.3	$1,888.8

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW AND BASIS FOR PRESENTATION
Fortive Corporation (“Fortive,” “the Company,” “we,” “us,” or “our”) innovates essential technologies to keep our world safe and productive. Our strategic segments - Intelligent Operating Solutions (“IOS”) and Advanced Healthcare Solutions (“AHS”) - include iconic inventor brands with leading positions in their markets. Our businesses design, develop, manufacture, and market products, software, and services, building upon leading brand names, innovative technologies, and strong market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in approximately 50 countries around the world.
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
Segment Presentation
We operate and report our results in two segments, Intelligent Operating Solutions and Advanced Healthcare Solutions, each of which is further described below.
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
Precision Technologies Separation
On June 28, 2025 (the “Distribution Date”), the Company completed the separation (the “Separation” or the “PT Separation”) of its former Precision Technologies segment by distributing to Fortive shareholders on a pro rata basis all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”), the entity incorporated to hold the PT businesses. The accounting requirements for reporting Ralliant as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation. Unless otherwise indicated, all references in this Annual Report refer to continuing operations. Refer to Note 3 of the consolidated financial statements for additional information.
Acquisitions
During the year ended December 31, 2025, we made two acquisitions, one in each of our segments, with aggregate cash consideration totaling $25.7 million, net of acquired cash. These acquisitions are intended to accelerate our strategy and strengthen our product portfolio to provide world-class solutions to our customers. We recorded approximately $15.9 million of goodwill, which is not tax deductible, and $11.4 million of intangible assets consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial.

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
All trade accounts and unbilled receivables are recorded within the Consolidated Balance Sheet, adjusted for any write-offs, and net of allowances for credit losses. We regularly perform detailed reviews of our portfolios to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Amounts determined to be uncollectible are charged directly against the allowances.
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
Property, Plant, and Equipment—Property, plant, and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other	3 – 10 years
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2025	2024
Land and improvements	$8.7	$9.2
Buildings and leasehold improvements	135.4	140.9
Machinery, equipment and other	555.9	475.0
Gross property, plant and equipment	700.0	625.1
Less: accumulated depreciation	(430.2)	(392.2)
Property, plant and equipment, net	$269.8	$232.9
Property, plant, and equipment are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on estimated fair values if the sum of estimated future undiscounted cash flows of the related assets is less than the carrying values. There were no impairment losses during the years ended December 31, 2025, 2024, or 2023.
Investments—We account for our equity investments using either the measurement alternative approach when the fair value of the investment is not readily determinable and we do not have the ability to exercise significant influence, or the equity method of accounting when it is determined that we have significant influence over but do not have a controlling financial interest.

Investments accounted for using the measurement alternative approach are initially recorded at cost and adjusted for changes in the fair value from observable transactions. For investments accounted for using the equity method of accounting, we record the investments at cost and subsequently adjust the investment balance each period for our share of the investee’s income or loss and dividends received from the investee. These investments are subject to a periodic impairment review. There were no material impairment losses during the years ended December 31, 2025, 2024, or 2023.
There was no loss from equity investments during the year ended December 31, 2025. We recorded a loss from equity investments of $39.4 million and $17.3 million during the years ended December 31, 2024 and 2023, respectively. The losses are recorded within Other non-operating expense, net in our Consolidated Statement of Earnings.
Other Assets—Other assets principally include operating lease right-of-use assets, contract assets, deferred tax assets, and other investments.
Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, nonqualified deferred compensation plans, obligations under trade accounts payable, and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable, and short-term debt approximate fair value. Refer to Note 5 for the fair values of our other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from our business acquisitions. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangible assets are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives and goodwill at least annually for impairment. The impairment analysis for indefinite-lived assets requires an evaluation of each asset’s fair value, which is based on management’s estimates of sales growth rates, royalty rates, and applicable discount rates. Refer to Note 4 for additional information about our goodwill and other intangible assets.
Revenue Recognition—We derive revenue from the sale of products and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Product sales include revenue from the sale of products and equipment, which includes our software and software as a service (“SaaS”) product offerings and equipment rentals.Service sales include revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, contract labor to perform ongoing service at a customer location, services related to previously sold products, and software implementation services.
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
Restructuring—We may initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand, as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges, facility closure costs, contract termination, and other related activities. We record the cost of the restructuring activities when the associated liability is incurred.
In the fourth quarter of 2024, we initiated a discrete restructuring plan that was initially expected to be completed by December 31, 2025, and has been extended through the second half of 2026. The nature of the plan is related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During 2023, we initiated and completed a separate discrete restructuring plan that was completed by the end of 2023. The nature of the activities in 2023 was broadly consistent throughout our segments and consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions.
We incurred charges of $32 million, $10 million, and $38 million during the years ended December 31, 2025, 2024, and 2023, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings. Accrued restructuring costs were approximately $13 million and $7 million as of December 31, 2025 and 2024, respectively, and are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Foreign Currency Transaction and Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings. Net foreign currency transaction losses were $5.1 million, $11.5 million and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. These foreign currency translation impacts are reflected as a component of accumulated other comprehensive income (loss) (“AOCI”) within Stockholders’ equity. As discussed below, the Company uses its foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
Accounting for Stock-Based Compensation—We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate over the requisite service period. Generally, equity awards are subject to graded vesting and compensation expense is recognized separately over each vesting tranche of the award, resulting in an accelerated expense recognition pattern. Refer to Note 13 for additional information.
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
For the year ended December 31, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. Refer to Note 11 for additional information.
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
On the Distribution Date, due to certain investments in foreign subsidiaries transferred to Ralliant, the Company de-designated as net investment hedges the outstanding €500 million Euro-denominated senior unsecured notes due 2026, €275 million Euro-denominated term loan, and ¥14.4 billion Yen-denominated term loan. Refer to Note 8 for further detail on the repayments of these debt instruments during the third quarter of 2025. As of December 31, 2025, a portion of the €700 million Euro-denominated senior unsecured notes due 2029 remained designated as a net investment hedge on our investment in applicable foreign operations.
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
We recognized after-tax foreign currency transaction losses of $161.1 million, gains of $60.4 million, and losses of $1.2 million during the years ended December 31, 2025, 2024, and 2023, respectively, on the debt that was deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recorded no ineffectiveness from our net investment hedges during the years ended December 31, 2025, 2024, and 2023. During the year ended December 31, 2025, the foreign currency transaction losses associated with Euro-denominated notes not designated as a net investment hedge were immaterial.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post- retirement plan benefit adjustments (b)		Total
Balance, December 31, 2022	$(301.4)	$(24.3)		$(325.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	9.7	(10.1)		(0.4)
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.1	(a)	0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes:	—	—		—
Net current period other comprehensive income (loss):	9.7	(10.1)		(0.4)
Balance, December 31, 2023	$(291.7)	$(34.4)		$(326.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(146.7)	0.2		(146.5)
Amounts reclassified from AOCI into income:
Increase (decrease)	7.0	0.3	(a)	7.3
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0	0.2		7.2
Net current period other comprehensive income (loss)	(139.7)	0.4		(139.3)
Balance, December 31, 2024	$(431.4)	$(34.0)		$(465.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	174.1	(0.4)		173.7
Amounts reclassified from AOCI into income:
Increase (decrease)	—	0.6	(a)	0.6
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from AOCI into income, net of income taxes	—	0.4		0.4
Net current period other comprehensive income (loss)	174.1	—		174.1
PT Separation (c)	316.1	16.2		332.3
Balance, December 31, 2025	$58.8	$(17.8)		$41.0

(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(c) Reflects the reclassification of cumulative translation adjustments as a result of the PT Separation. Refer to Note 3 for additional details.
Pension—We measure our pension assets and obligations to determine the funded status as of December 31st each year, and recognize an asset for an overfunded status or a liability for an underfunded status in our Consolidated Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are recorded within Other comprehensive income (loss). We record all components of net periodic pension costs, with the exception of service costs, in other non-operating expenses as a component of non-operating income in the accompanying Consolidated Statements of Earnings. Service costs are recorded within Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Earnings according to the classification of the participant’s compensation. Refer to Note 9 for additional information on our pension plans including a discussion of actuarial assumptions.

Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which amends the disclosure requirements related to certain costs and expenses on an interim and annual basis. This standard is effective for fiscal year ending December 31, 2027, and interim periods within fiscal year ending December 31, 2028, and can be applied either on a prospective or retrospective basis. The adoption of the standard will not impact our consolidated financial statements. Upon adoption, we will update the applicable interim and annual disclosures to align with the new standard.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. This standard is effective for fiscal year ending December 31, 2026 and interim periods within 2026, with early adoption permitted, and should be applied on a prospective basis. We are not anticipating this standard to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the software cost capitalization guidance by removing the previous “development stage” model and introducing a more judgment-based approach. This standard is effective for fiscal year ending December 31, 2028, and interim periods within 2028, with early adoption permitted, and may be applied using a prospective, retrospective or modified transition approach. We are currently in the process of evaluating the effects of this standard on our consolidated financial statements.
NOTE 3. DISCONTINUED OPERATIONS
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
The accounting requirements for reporting Ralliant as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation.
In connection with the Separation, the Company incurred $112 million in Separation-related costs during the year ended December 31, 2025, which were recorded within net earnings (loss) from discontinued operations in the Consolidated Condensed Statements of Earnings. These costs were primarily related to professional fees associated with finance, tax, legal, banking and information technology services as well as redundant general and administrative costs.
Fortive and Ralliant entered into various agreements to effect the Separation and to provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a Fort solutions license agreement. These agreements provide for the allocation between Fortive and Ralliant of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. The amounts paid and received by Fortive for transition services provided under the above agreements, as well as sales and purchases to and from Ralliant, were not material to the Company’s results of operations during the year ended December 31, 2025.

The key components of income from discontinued operations for the year ended months ended December 31, 2025 and December 31, 2024 were as follows ($ in millions):

	Year Ended December 31,
	2025	2024	2023
Sales	$983.5	$2,150.9	$2,151.4
Cost of sales	(489.9)	(1,039.0)	(1,034.4)
Selling, general and administrative expenses	(339.9)	(522.0)	(396.4)
Research and development expenses	(83.0)	(162.7)	(160.8)
Gain on sale of property	—	63.1	—
Loss from divestiture	—	(25.6)	—
Other expenses	(0.5)	(1.4)	(2.0)
Earnings from discontinued operations before income taxes	70.2	463.3	557.8
Income taxes	(23.7)	(112.9)	(100.4)
Net earnings from discontinued operations	$46.5	$350.4	$457.4
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
The assets from discontinued operations as of December 31, 2025 were $20.8 million, which consisted of receivables from Ralliant related to the tax matters agreement and pass through arrangements. During the year ended December 31, 2025, we received cash payments from Ralliant of $135 million as reimbursement for pass through costs paid on Ralliant’s behalf. This activity is recorded within operating cash provided by discontinued operations in the Consolidated Statement of Cash Flows.
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
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
We performed goodwill impairment testing for our reporting units, and no goodwill impairment charges were recorded for the years ended December 31, 2025, 2024, and 2023. We assessed all potential indicators of impairment subsequent to the performance of the 2025 annual impairment test and, as a result, have not identified any impacts to goodwill. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of our goodwill by segment ($ in millions):

	Intelligent Operating Solutions	Advanced Healthcare Solutions	Total
Balance, December 31, 2023	$4,148.9	$3,116.3	$7,265.2
Measurement period adjustments for prior year acquisitions	0.6	—	0.6
Foreign currency translation and other	(27.8)	(22.0)	(49.8)
Balance, December 31, 2024	4,121.7	3,094.3	7,216.0
Attributable to current year acquisitions (a)	15.1	0.8	15.9
Foreign currency translation and other	45.9	20.5	66.4
Balance, December 31, 2025	$4,182.7	$3,115.6	$7,298.3

(a) Refer to Note 1 for further detail on the current year acquisitions.
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2025		2024
	Gross Carrying Amount (a)	Accumulated Amortization (a)	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$917.6	$(671.1)	$916.9	$(573.7)
Customer relationships and other intangibles	3,195.7	(1,711.2)	3,183.6	(1,459.5)
Trademarks and trade names	186.2	(38.7)	121.4	(29.1)
Total finite-lived intangibles	4,299.5	(2,421.0)	4,221.9	(2,062.3)
Indefinite-lived intangibles:
Trademarks and trade names	309.9	—	370.9	—
Total intangibles	$4,609.4	$(2,421.0)	$4,592.8	$(2,062.3)

(a) During the year ended December 31, 2025, certain trademarks and trade names were reclassified from indefinite-lived intangible assets to finite-lived intangibles. We performed an impairment test at the time of the reclassification and determined that no impairment had occurred.

Total intangible amortization expense in 2025, 2024, and 2023 was $368 million, $369 million and $367 million, respectively. Based on the intangible assets recorded as of December 31, 2025, amortization expense is estimated to be $354 million during 2026, $324 million during 2027, $298 million during 2028, $222 million during 2029, and $143 million during 2030.
We evaluated events or circumstances that may indicate the carrying value of our intangible assets may not be fully recoverable during the year ended December 31, 2025, and recorded no impairments.

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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation liabilities, as of December 31, 2025	$—	$39.1	$—	$39.1
Deferred compensation liabilities, as of December 31, 2024	$—	$39.2	$—	$39.2
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of financial instruments as of December 31 were as follows ($ in millions):

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$899.5	$895.7	$376.2	$376.3
Long-term debt, net of current maturities	2,306.5	2,239.2	3,331.1	3,243.8
As of December 31, 2025 and 2024, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
Refer to Note 9 for information related to the fair value of the assets related to the significant Company-sponsored noncontributory defined benefit pension plans.

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2025		2024
	Current	Long-term	Current	Long-term
Deferred revenue	$440.3	$24.1	$410.1	$23.1
Compensation and other post-retirement benefits	189.0	44.6	184.0	44.3
Taxes, income and other	120.4	545.1	102.8	667.3
Operating lease liabilities	27.0	73.6	24.8	73.1
Pension obligations	1.0	26.6	0.9	27.4
Other	133.0	9.5	145.7	12.0
Total	$910.7	$723.5	$868.3	$847.2
NOTE 7. LEASES
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
Supplemental information related to operating leases for each period is presented as follows ($ in millions):

	As of December 31,
	2025	2024
Right-of-use (“ROU”) assets (a)	$96.1	$91.8
Operating lease liabilities (b)	100.6	97.9

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$30.6	$32.0	$34.4
Cash paid for operating leases	$31.5	$32.6	$33.0
ROU assets obtained in exchange for operating lease obligations	17.5	4.2	13.0

The following table presents the maturities of our operating lease liabilities as of December 31, 2025 ($ in millions):

2026	$25.4
2027	25.1
2028	18.8
2029	14.6
2030	7.5
Thereafter	15.3
Total lease payments	106.7
Less: imputed interest	(6.1)
Total operating lease liabilities	$100.6
As of December 31, 2025 and 2024, the weighted average lease term of our operating leases were both approximately 7 years, and the weighted average discount rate of our operating leases was 3.1% and 3.2%, respectively. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
As of December 31, 2025, operating leases for which the lease term had not yet commenced were immaterial.
NOTE 8. FINANCING
The components of our debt as of December 31 were as follows ($ in millions):

	2025	2024
U.S. dollar-denominated commercial paper	$650.0	$650.0
3.7% Euro-denominated senior unsecured notes due 2026	291.3	517.7
3.7% Euro-denominated senior unsecured notes due 2029	822.2	724.8
3.15% senior unsecured notes due 2026	900.0	900.0
4.30% senior unsecured notes due 2046	550.0	550.0
Euro Term Loan due 2025	—	284.7
Yen Term Loan due 2025	—	91.6
Long-term debt, principal amounts	3,213.5	3,718.8
Less: aggregate unamortized debt discounts, premiums, and issuance costs	7.5	11.5
Long-term debt, carrying value	3,206.0	3,707.3
Less: current portion of long-term debt, carrying value	899.5	376.2
Long-term debt, net of current maturities	$2,306.5	$3,331.1
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
Credit support for our Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on October 18, 2027 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our Commercial Paper Programs, can also be used for working capital and other general corporate purposes. As of December 31, 2025, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.

The details of our Commercial Paper Programs as of December 31, 2025 were as follows ($ in millions):

	Carrying value (a)	Weighted average annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$649.0	4.0%	33
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
We classified our borrowings outstanding under the Commercial Paper Programs as of December 31, 2025 as Long-term debt in the accompanying Consolidated Balance Sheets as we have the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
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
In addition, performance relative to our annual greenhouse gas reduction targets, the interest rate on any borrowings can increase or decrease by 4.0 basis points and the facility fee can increase or decrease by 1.0 basis points, for a maximum impact of an increase or decrease of 5.0 basis points.
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
If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the notes from each holder at a purchase price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest to, but not including the repurchase date. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the indentures. Except in connection with a change of control triggering event, the 2026 Notes and 2029 Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the notes. The 2026 Notes and 2029 Notes contain customary covenants, and none of these covenants are considered restrictive to our operations.
During the third quarter of 2025, Fortive used approximately $302 million of the Ralliant Dividend to redeem €252 million of the outstanding principal of the 2026 Notes, and the accrued interest thereon, with €248 million, or approximately $291 million remaining outstanding following such redemption.
Financing Transactions Subsequent to December 31, 2025
During February 2026, we refinanced €248 million of the outstanding principal on the 2026 Notes and accrued interest thereon, primarily using the proceeds from the commercial paper issued under the U.S. dollar and Euro-denominated commercial paper programs during the first quarter of 2026.
Registered Notes
As of December 31, 2025, we had outstanding the following senior notes, collectively the “Registered Notes”:
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
Covenants and Redemption Provisions Applicable to Registered Notes
We may redeem the Registered Notes of the applicable series, in whole or in part, at any time prior to the dates specified in the Registered Notes indenture (the “Call Dates”) by paying the principal amount and the “make-whole” premium specified in the Registered Notes indenture, plus accrued and unpaid interest. Additionally, we may redeem all or any part of the Registered Notes of the applicable series on or after the Call Dates without paying the “make-whole” premium specified in the Registered Notes indenture. We may redeem the 3.15% senior unsecured notes due 2026 and the 4.30% senior unsecured notes due 2046 on or after March 15, 2026 and December 15, 2045, respectively.
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
None of the covenants from the Amended and Restated Credit Agreement, the 2026 and 2029 Notes, and the Registered Notes are considered restrictive to our operations and as of December 31, 2025, and we were in compliance with all of our covenants.
Euro and Yen Term Loan
In 2022, we entered into and drew down on a €275 million and a ¥14.4 billion senior unsecured term facility (“Euro Term Loan” and “Yen Term Loan”, respectively). During the third quarter of 2025, Fortive used $324 million and $98 million of the Ralliant Dividend to repay the outstanding principle of the Euro Term Loan and Yen Term Loan, and accrued interest thereon.
Delayed-Draw Term Loan due 2024
In 2023 and 2024, we drew down $550 million and $450 million under a delayed-draw senior unsecured term facility (“Delayed-Draw Term Loan Due 2024”), respectively. On February 13, 2024, we used the net proceeds from the 2026 Notes and 2029 Notes to refinance the entire $1.0 billion outstanding principal and accrued interest thereon.
The Company’s future minimum principal payments due are presented in the following table:

2026	$1,191.3
2027	—
2028	—
2029	822.2
2030	—
Thereafter	550.0
Total principal payments (a)	$2,563.5

(a) The table above does not include principal balance of $650 million under the Commercial Paper Programs.
We made interest payments of $145 million, $136 million, and $131 million during the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 9. RETIREMENT BENEFIT PLANS
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Our U.S. pension plans are frozen, and as such, there are no ongoing benefit accruals associated with the U.S. pension plans. The following describes our significant pension plans as of December 31, 2025 and 2024.

The following sets forth the funded status of our plans and amounts recorded in Accumulated other comprehensive income (loss) as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2025	2024	2025	2024
Change in pension benefit obligation:
Benefit obligation at beginning of year	$30.6	$31.8	$115.4	$120.7
Service cost	—	—	3.0	2.4
Interest cost	1.6	1.6	2.9	3.1
Employee contributions	—	—	1.4	1.3
Benefits paid and other plan costs	(2.2)	(2.1)	(6.5)	(5.1)
Actuarial loss (gain)	0.7	(0.7)	(8.7)	3.3
Amendments, settlements and curtailments	—	—	(0.6)	(3.7)
Plan acquisitions and other	—	—	(0.5)	1.6
Foreign exchange rate impact	—	—	15.2	(8.2)
Benefit obligation at end of year	30.7	30.6	121.6	115.4
Change in plan assets:
Fair value of plan assets at beginning of year	29.0	27.6	91.2	93.0
Actual return on plan assets	3.5	2.4	(2.3)	5.4
Employer contributions	0.4	1.0	4.0	3.9
Employee contributions	—	—	1.4	1.3
Amendments and settlements	—	—	(0.5)	(2.5)
Benefits paid and other plan costs	(2.1)	(2.0)	(6.4)	(5.1)
Plan acquisitions and other	—	—	(0.9)	1.6
Foreign exchange rate impact	—	—	11.9	(6.4)
Fair value of plan assets at end of year	30.8	29.0	98.4	91.2
Funded status	$0.1	$(1.6)	$(23.2)	$(24.2)
The difference between the accumulated benefit obligation and the projected benefit obligation as of December 31, 2025 and 2024 is immaterial.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2025	2024	2025	2024
Amounts recorded in the Consolidated Balance Sheets as of December 31
Other assets	$3.9	$2.2	$0.6	$0.3
Accrued expenses and other current liabilities	(0.4)	(0.4)	(0.6)	(0.5)
Other long-term liabilities	(3.4)	(3.4)	(23.2)	(24.0)
Net amount	$0.1	$(1.6)	$(23.2)	$(24.2)

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2025	2024	2025	2024
Amounts recorded in AOCI as of December 31
Prior service cost	$—	$—	$0.8	$0.6
Net gain (loss)	5.6	4.2	(30.9)	(30.1)
Total pre-tax amount	$5.6	$4.2	$(30.1)	$(29.5)

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for our plans for the years ended December 31 ($ in millions):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$3.0	$2.4	$2.3
Interest cost	1.6	1.6	1.6	2.9	3.1	3.5
Expected return on plan assets	(1.4)	(1.7)	(1.4)	(4.1)	(3.6)	(3.3)
Amortization of net loss	—	—	—	0.7	0.7	0.4
Amortization of prior service cost	—	—	—	—	—	0.1
Net curtailment and settlement loss recognized	—	—	—	(0.1)	(0.9)	(0.1)
Net periodic pension cost	$0.2	$(0.1)	$0.2	$2.4	$1.7	$2.9
Weighted average assumptions used to determine benefit obligations at date of measurement

	U.S. Pension Plans		Non-U.S. Pension Plans
	2025	2024	2025	2024
Discount rate	5.4%	5.6%	3.0%	2.5%
Rate of compensation increase (a)	N/A	N/A	2.4%	2.4%

(a) The frozen U.S. pension plans do not use the rate of compensation increase as an input in determining the benefit obligations at date of measurement.
Weighted average assumptions used to determine net periodic pension cost at date of measurement

	U.S. Pension Plans			Non-U.S. Pension Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.6%	5.1%	5.4%	2.5%	2.7%	3.5%
Expected return on plan assets	5.9%	6.5%	6.5%	4.0%	4.1%	3.8%
Rate of compensation increase (a)	N/A	N/A	N/A	2.4%	2.6%	2.6%

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
The expected rates of return reflect the asset allocation of the plans and ranged from 2.0% to 5.9% in 2025, and 1.8% to 6.5% in both 2024 and 2023. The domestic plan rate is based primarily on broad publicly-traded-equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets.
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

The fair values of our pension plan assets as of December 31, 2025, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$1.4	$—	$—	$1.4
Mutual funds	—	23.8	—	23.8
Insurance contracts	—	26.4	—	26.4
Total	$1.4	$50.2	$—	$51.6
Investments measured at NAV(a):
Mutual funds				68.8
Other private investments				8.8
Total assets at fair value				$129.2

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.
The fair values of our pension plan assets as of December 31, 2024, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$0.4	$—	$—	$0.4
Mutual funds	—	26.0	—	26.0
Insurance contracts	—	21.3	—	21.3
Total	$0.4	$47.3	$—	$47.7
Investments measured at NAV(a):
Mutual funds				61.3
Other private investments				11.2
Total assets at fair value				$120.2

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

Expected Contributions
During 2025, we contributed $0.4 million and $4 million to our U.S. and non-U.S. defined benefit pension plans, respectively. During 2026, our cash contribution requirements for our U.S. and non-U.S. defined benefit pension plans are expected to be approximately $0.4 million and $4 million, respectively.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2026	$2.3	$6.1	$8.4
2027	2.4	6.0	8.4
2028	2.4	6.3	8.7
2029	2.5	6.7	9.2
2030	2.4	5.8	8.2
2031-2035	11.9	31.4	43.3
Defined Contribution Plans
We administer and maintain 401(k) programs with contributions determined based on a percentage of compensation. We recognized compensation expense totaling $40 million in 2025, $41 million in 2024, and $39 million in 2023.
NOTE 10. SALES
We derive revenue primarily from the sales of products, including software, and services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products, software, or services.
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $151 million as of December 31, 2025 and $116 million as of December 31, 2024. Contract assets are primarily recorded within Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year, and costs associated with assets used by our customers in certain service arrangements. As of December 31, 2025 and 2024, we had $75 million and $59 million, respectively, in net revenue-related contract cost assets primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Balance Sheets. These assets are amortized over the period of benefit, which it is typically between three and five years. For incremental costs to obtain contracts with a duration of one year or less, we apply the practical expedient to expense such costs as incurred.
Contract Liabilities — Our contract liabilities consist of deferred revenue generally related to subscription-based software contracts, PCS, and extended warranty sales, where we generally receive up-front payment and subsequently recognize revenue over the service or support term. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is recorded within Accrued expenses and other current liabilities and the non-current portion of deferred revenue is recorded within Other long-term liabilities in our Consolidated Balance Sheets.
Our contract liabilities as of December 31 consisted of the following ($ in millions):

	2025	2024
Deferred revenue - current	$440.3	$410.1
Deferred revenue - noncurrent	24.1	23.1
Total contract liabilities	$464.4	$433.2
In the year ended December 31, 2025, we recognized $390 million of revenue related to our contract liabilities at January 1, 2025. The change in our contract liabilities from December 31, 2024 to December 31, 2025 was primarily due to the timing of billings and recognition of revenue related to subscription-based software contracts, PCS, and extended warranty services.

Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments as of December 31, 2025 is as follows ($ in millions):

2025
Intelligent Operating Solutions	$726.3
Advanced Healthcare Solutions	114.4
Total remaining performance obligations	$840.7
The majority of remaining performance obligations are related to subscription-based software contracts, and service and support contracts, which we expect to fulfill approximately 75 percent within the next two years, approximately 90 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and software and services, geographic location, and end market for each of our segments, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the year ended December 31, 2025 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,341.3	$2,319.4	$1,021.9
Sales of services	817.8	536.9	280.9
Total	$4,159.1	$2,856.3	$1,302.8

Geographic:
North America (a)	$2,491.1	$1,737.0	$754.1
Asia-Pacific	730.1	449.7	280.4
Europe, Middle East, and Africa	725.8	553.8	172.0
Latin America	212.1	115.8	96.3
Total	$4,159.1	$2,856.3	$1,302.8

End markets:
Healthcare	$1,280.5	$44.9	$1,235.6
Industrial & Manufacturing	1,198.7	1,181.7	17.0
Energy & Infrastructure	687.6	687.6	—
Government	350.6	314.0	36.6
Retail	315.7	315.7	—
Other	326.0	312.4	13.6
Total	$4,159.1	$2,856.3	$1,302.8

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 56% of total Fortive sales.

Disaggregation of revenue for the year ended December 31, 2024 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,290.9	$2,278.7	$1,012.2
Sales of services	790.0	514.5	275.5
Total	$4,080.9	$2,793.2	$1,287.7

Geographic:
North America (a)	$2,416.8	$1,674.5	$742.3
Asia-Pacific	733.3	456.5	276.8
Europe, Middle East, and Africa	721.1	553.0	168.1
Latin America	209.7	109.2	100.5
Total	$4,080.9	$2,793.2	$1,287.7

End markets:
Healthcare	$1,264.7	$47.5	$1,217.2
Industrial & Manufacturing	1,172.6	1,154.3	18.3
Energy & Infrastructure	659.5	659.5	—
Government	356.9	318.3	38.6
Retail	291.2	291.2	—
Other	336.0	322.4	13.6
Total	$4,080.9	$2,793.2	$1,287.7

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 56% of total Fortive sales.
Disaggregation of revenue for the year ended December 31, 2023 is presented as follows ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions
Sales:
Sales of products and software	$3,157.7	$2,201.9	$955.8
Sales of services	756.2	482.6	273.6
Total	$3,913.9	$2,684.5	$1,229.4

Geographic:
North America (a)	$2,292.4	$1,592.4	$700.0
Asia-Pacific	727.2	447.8	279.4
Europe, Middle East, and Africa	697.6	541.6	156.0
Latin America	196.7	102.7	94.0
Total	$3,913.9	$2,684.5	$1,229.4

End markets:
Healthcare	$1,210.9	$48.5	$1,162.4
Industrial & Manufacturing	1,139.1	1,121.7	17.4
Energy & Infrastructure	633.8	633.8	—
Government	330.8	294.1	36.7
Retail	276.7	276.7	—
Other	322.6	309.7	12.9
Total	$3,913.9	$2,684.5	$1,229.4

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 53% of total Fortive sales.

NOTE 11. INCOME TAXES
Earnings and Income Taxes
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2025	2024	2023
United States	$408.7	$285.1	$244.6
International	193.5	221.2	188.5
Total	$602.2	$506.3	$433.1
The continuing operations provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2025	2024	2023
Current:
Federal U.S.	$36.7	$7.6	$30.5
Non-U.S.	67.5	39.3	66.1
State and local	15.2	1.7	11.7
Deferred:
Federal U.S.	(27.6)	(9.5)	(54.7)
Non-U.S.	(16.5)	4.6	(22.3)
State and local	(5.8)	(19.9)	(6.6)
Total:
Federal U.S.	9.1	(1.9)	(24.2)
Non-U.S.	51.0	43.9	43.8
State and local	9.4	(18.2)	5.1
Total income tax provision	$69.5	$23.8	$24.7

Effective Income Tax Rate
The continuing operations effective income tax rate for the year ended December 31, 2025 varies from the U.S. statutory federal income tax rate as follows, in both dollar amounts (in millions) and as a percentage of earnings from continuing operations before income taxes:

	2025
	Amount	Percent (b)
Statutory federal income tax rate	$126.5	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit) (a)	8.2	1.4%
Foreign tax effects
Malta
Nontaxable interest	(13.2)	(2.2)%
Other	4.7	0.8%
Other foreign jurisdictions	4.8	0.8%
Effect of change in tax laws or rates enacted in the current period (b)	(0.1)	—%
Effect of cross-border tax laws
Foreign-derived intangible income	(51.2)	(8.5)%
Other	7.3	1.2%
Tax Credits
Research and development tax credits	(10.9)	(1.8)%
Other	(0.8)	(0.1)%
Nontaxable or nondeductible items	5.9	1.0%
Changes in unrecognized tax benefits	(11.6)	(1.9)%
Other adjustments	(0.1)	—%
Effective income tax rate	$69.5	11.5%

(a) For the year ended December 31, 2025, state taxes in California, Illinois, New Jersey, New York, Texas, and Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

(b) The sum of the components of effective income tax rate may not equal due to rounding.
The continuing operations effective income tax rate for the years ended December 31, 2024 and 2023 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	(3.5)%	0.5%
Foreign income taxed at different rates than U.S. statutory rate	(1.5)%	(1.4)%
U.S. federal permanent differences related to the TCJA	(7.5)%	(10.2)%
Effect of change in tax rates enacted in the current period	(0.5)%	(5.7)%
Changes in valuation allowances	(0.1)%	3.8%
Uncertain tax positions	(5.4)%	(3.7)%
Other	2.2%	1.4%
Effective income tax rate	4.7%	5.7%

Income tax payments, net of refunds received, related to continuing operations during the year ended December 31, 2025 were as follows ($ in millions):

2025
Federal	$40.7
State and local	7.5
United States	48.2
China	13.7
Germany	9.8
Other	28.3
International	51.8
Total	$100.0
We made income tax payments, net of refunds received, of $114 million, and $122 million during the years ended December 31, 2024 and 2023, respectively.
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated Balance Sheets. Deferred income tax assets and liabilities from continuing operations as of December 31 were as follows ($ in millions):

	2025	2024
Deferred Tax Assets:
Operating lease liabilities	$23.8	$22.5
Inventories	8.0	6.9
Pension benefits	21.6	19.4
Stock-based compensation expense	31.8	31.2
Capitalized expenses	114.7	138.5
Tax credit and loss carryforwards	383.4	388.7
Accruals, prepayments, and other	99.7	1.4
Valuation allowances	(267.9)	(270.9)
Total deferred tax assets	$415.1	$337.7
Deferred Tax Liabilities:
Property, plant and equipment	$(18.0)	$(17.2)
Operating lease right-of-use assets	(22.3)	(20.6)
Insurance, including self-insurance	(122.3)	(126.6)
Goodwill, other intangibles, and other	(589.6)	(613.4)
Total deferred tax liabilities	(752.2)	(777.8)
Net deferred tax liability	$(337.1)	$(440.1)
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
Deferred taxes associated with U.S. entities from continuing operations consist of net deferred tax liabilities of approximately $336 million and $426 million inclusive of valuation allowances of $21 million and $24 million as of December 31, 2025 and 2024, respectively. Deferred taxes associated with non-U.S. entities from continuing operations consist of net deferred tax liabilities of $1 million and of $15 million, both inclusive of valuation allowances of $247 million, as of December 31, 2025 and 2024. Our valuation allowance decreased by $3.0 million and increased by $15 million during the years ended December 31, 2025 and 2024, respectively, due primarily to foreign credits and net operating losses in both years.
As of December 31, 2025, our U.S. and non-U.S. net operating loss carryforwards totaled $1.6 billion, of which $21 million is related to federal net operating loss carryforwards, $552 million is related to state net operating loss carryforwards, and $1.0 billion is related to non-U.S. net operating loss carryforwards. Included in deferred tax assets as of December 31, 2025 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $191 million, before applicable valuation allowances of $90 million. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2026 through 2044. Recognition of some of these loss carryforwards is subject to an annual limit, which may cause them to expire before they are used.
As of December 31, 2025, our U.S. and non-U.S. tax credit carryforwards totaled $192 million, which is primarily related to non-U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and other can be carried forward to various dates from 2026 through 2044. As of December 31, 2025, we maintain a $180 million valuation allowance related to certain tax credit carryforwards.
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
As of December 31, 2025, gross unrecognized tax benefits for continuing and discontinued operations were $133 million ($147 million total, including $26 million associated with interest and penalties, and net of the impact of $12 million of indirect tax benefits). As of December 31, 2024, gross unrecognized tax benefits for continuing and discontinued operations were $130 million ($144 million total, including $26 million associated with interest and penalties, and net of the impact of $12 million of indirect tax benefits). We recognized approximately $8 million, $10 million and $11 million in potential interest and penalties associated with uncertain tax positions during 2025, 2024, and 2023, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
The Company is subject to examination in the United States, various states, and foreign jurisdictions for the tax years 2011 to 2024. These examinations include filings of tax returns prior to our separation from Danaher, tax returns of enterprises no longer in our portfolio, and tax returns for pre-acquisition periods of enterprises added to our portfolio. Significant obligations are detailed in the tax matters agreements in connection with the separation of Fortive from Danaher on July 1, 2016, the split-off of the A&S business on October 1, 2018, the Vontier separation on October 9, 2020, and the PT Separation on June 28, 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2025	2024	2023
Unrecognized tax benefits, beginning of year	$130.1	$160.6	$168.2
Additions based on tax positions related to the current year	2.4	7.6	16.9
Additions for tax positions of prior years	18.3	2.2	6.3
Reductions for tax positions of prior years	(5.3)	(1.8)	(0.7)
Lapse of statute of limitations	(29.3)	(36.9)	(32.5)
Settlements	(0.2)	(8.9)	(1.4)
Effect of foreign currency translation	2.9	(1.8)	0.1
Acquisition and separation related adjustments	14.2	9.1	3.7
Unrecognized tax benefits, end of year	$133.1	$130.1	$160.6

Repatriation and Unremitted Earnings
As of December 31, 2025, we have undistributed earnings of certain foreign subsidiaries that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
NOTE 12. LITIGATION AND CONTINGENCIES
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
In accordance with accounting guidance, we record a liability in our consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, we do not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves we have established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings. The amount of our accruals for self-insurance and litigation liability was immaterial as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, we had approximately $30 million and $33 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our consolidated financial statements.
We have entered into agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2025, the aggregate amount of our purchase obligations totaled $212 million, of which $203 million are expected to be settled within one year of December 31, 2025.
NOTE 13. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. A total of 46 million shares of our common stock have been authorized for issuance under the Stock Plan. As of December 31, 2025, approximately 12.4 million shares of our common stock remain available for issuance under the Stock Plan.
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
PSUs granted under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder and will vest at 0% to 200% of the target share amount based on achievement of performance targets. Grants made prior to 2022 are earned based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a performance period of approximately three years. For grants made subsequent to 2022, the performance target is based on a mix of both achievement of an internal growth metric and the Company’s total shareholder return ranking, both over a performance period of approximately three years. PSUs issued are subject to an additional holding period of up to one year and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSUs are not considered issued and outstanding.
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
The following summarizes the components of our stock-based compensation expense under the Stock Plan for the years ended December 31 ($ in millions):

	2025	2024	2023
Stock Awards:
Pretax compensation expense	$85.5	$64.2	$66.5
Income tax benefit	(13.0)	(9.6)	(9.5)
Stock Award expense, net of income taxes	72.5	54.6	57.0
Stock options:
Pretax compensation expense	31.3	25.9	28.0
Income tax benefit	(4.4)	(3.7)	(3.7)
Stock option expense, net of income taxes	26.9	22.2	24.3
Total stock-based compensation:
Pretax compensation expense	116.8	90.1	94.5
Income tax benefit	(17.4)	(13.3)	(13.2)
Total stock-based compensation, net of income taxes	$99.4	$76.8	$81.3
When stock options are exercised by the employee or Stock Awards vest, we derive a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, we record the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes (the “Excess Tax Benefit”) as a component of Income tax expense and as an operating cash inflow in the consolidated financial statements. During the years ended December 31, 2025, 2024, and 2023 we realized an Excess Tax Benefit of $5.2 million, $7.1 million, and $3.2 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2025. This compensation cost is expected to be recognized over a weighted average period of approximately 2 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$83.4
Stock options	19.3
Total unrecognized compensation cost	$102.7
Ralliant Separation
In connection with the Separation and in accordance with the employee matters agreement between Fortive and Ralliant, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of 1.3662 and the related exercise price for the stock options was divided by a factor of 1.3662, which was intended to preserve the intrinsic value of the awards immediately prior to the Separation. The adjustment factor was calculated using the Fortive common stock per share price at the close of market on June 27, 2025 relative to the 3-trading day volume weighted average price of Fortive common stock immediately after the Separation. Stock-based awards of Fortive held by employees who transferred to Ralliant in the Separation were converted into stock-based awards of Ralliant issued under Ralliant’s stock plan. Additionally, at the completion of the Separation, we accelerated the recognition of compensation expense related to certain Stock Awards due to executive retirements. In the year ended December 31, 2025, we recorded $33 million of stock based compensation expense related to these adjustments within Selling, general, and administrative expenses in the Consolidated Statement of Earnings.

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted under the Stock Plan during the years ended December 31:

	2025	2024	2023
Weighted-average grant-date fair value	$27.47	$29.28	$18.59
Assumptions:
Risk-free interest rate	4.1% - 4.3%	3.8% - 4.4%	3.5% - 4.5%
Volatility (a)	27.4%	28.8%	28.6%
Dividend yield (b)	0.4%	0.4%	0.4%
Expected years until exercise	5.5 - 8.0	5.5 - 8.0	5.5 - 8.0

(a) Expected volatility for 2025 was based on is based on the company’s historical stock price volatility from July 2, 2016 (the date of separation from Danaher) through the stock option grant date. Expected volatility for 2024 and 2023 were weighted average blend of the company’s historical stock price volatility from July 2, 2016 (the date of separation from Danaher) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options.

(b) The dividend yield is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by Fortive’s closing stock price on the grant date.
The following summarizes option activity under the Stock Plan (in millions, except price per share and numbers of years):

	Options (a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14.9	$40.00
Granted	2.0	48.16
Exercised	(2.7)	37.00
Canceled/forfeited	(0.5)	51.98
Outstanding as of December 31, 2024	13.7	41.37
Granted	0.7	54.79
Exercised	(2.4)	35.13
Canceled/forfeited	(0.4)	54.24
Adjustment due to PT Separation (b)	(2.2)	44.67
Outstanding as of December 31, 2025	9.4	49.44	5	$62.5
Vested and expected to vest as of December 31, 2025 (c)	9.4	49.40	5	$62.3
Exercisable as of December 31, 2025	6.4	47.17	4	$52.5

(a) The outstanding options as of December 31, 2024 and the option activity prior to December 31, 2024 (except those options canceled as part of the PT Separation as noted below) have been adjusted by a factor of 1.3662, as noted above, due to the PT Separation.

(b) The “Adjustment due to PT Separation” reflects the cancellation of outstanding options held by Ralliant employees as of June 27, 2025, which were replaced with Ralliant options issued by Ralliant as part of the PT Separation.

(c) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Fortive common stock on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The amount of aggregate intrinsic value will change based on the price of Fortive’s common stock.
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Stock Plan for the years ended December 31 ($ in millions):

	2025	2024	2023
Aggregate intrinsic value of stock options exercised	$46.3	$56.6	$35.9
Cash receipts from stock options exercised	$72.3	$96.9	$51.5

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2025 and 2024 (in millions; except price per share):

	Number of Stock Awards (a)	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2023	4.5	$44.00
Granted	1.8	54.19
Vested (b)	(1.2)	48.52
Forfeited	(0.4)	52.09
Unvested as of December 31, 2024	4.7	46.07
Granted	1.8	58.62
Vested (b)	(1.3)	50.81
Forfeited	(0.5)	55.16
Adjustment due to PT Separation (c)	(0.7)	50.59
Unvested as of December 31, 2025	4.0	55.85

(a) The outstanding stock awards as of December 31, 2024 and the option activity prior to December 31, 2024 (except those options canceled as part of the PT Separation as noted below) have been adjusted by a factor of 1.3662, as noted above, due to the PT Separation.

(b) The fair value of Stock Awards vested during the year ended December 31, 2025, 2024, and 2023 was $60.6 million, $50.7 million, and $53.0 million, respectively.
(c) The “Adjustment due to PT Separation” reflects the cancellation of unvested awards held by Ralliant employees as of June 27, 2025, which were replaced with Ralliant equity awards issued by Ralliant as part of the PT Separation.

NOTE 14. CAPITAL STOCK AND EARNINGS PER SHARE
Common Stock
Under our amended and restated certificate of incorporation, as of July 1, 2016, our authorized capital stock consists of 2.0 billion common shares with a par value of $0.01 per share and 15 million preferred shares with a par value of $0.01 per share.
Each share of our common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Our Board is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of the Company through certain types of takeover practices. We currently pay a quarterly dividend of $0.06 per share on our common stock.

Share Repurchase Program
On February 17, 2022, our Board approved a share repurchase program authorizing us to repurchase up to 20 million shares of our outstanding common stock (the “General Share Repurchase Program”). Under this program, shares may be repurchased from time to time on the open market or in privately negotiated transactions, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plans”). On May 27, 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Purpose Share Repurchase Program”) under which we may purchase up to $550 million in our common stock exclusively from the proceeds we received as a dividend from Ralliant in connection with the Separation (the “Ralliant Dividend”), together with any other cash received from Ralliant in connection with the Separation (collectively, the “Ralliant Cash Proceeds”). Repurchases of shares of our common stock using the Ralliant Cash Proceeds will only be made through the Special Purpose Share Repurchase Program.
On May 27, 2025 and November 5, 2025, our Board increased the number of shares authorized under the General Share Repurchase Program by an additional 15.6 million and 12.1 million shares, respectively. As of December 31, 2025, there were 15.5 million shares remaining authorized under the General Share Repurchase Program and $67.5 million remaining authorized under the Special Share Repurchase Program, respectively. There is no expiration date for the repurchase programs, and the timing and amount of repurchases under the programs are determined by our management based on market conditions, tax regulations and other factors. The repurchase programs may be suspended or discontinued at any time by the Board. Refer to Part II - Item 5 for additional information.
During the years ended December 31, 2025, 2024, and 2023, respectively, we purchased 30 million, 12 million, and 4 million shares of our common stock at an average share price of $52.79 and $73.93, and $68.20. Our common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within Common stock repurchases in the Consolidated Statement of Equity. The payment of the excise tax is recorded within Repurchase of common shares in the Consolidated Statement of Cash Flows.
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
For the years ended December 31, 2025, 2024, and 2023, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 1.0 million shares, 1.2 million shares, and 0.5 million shares, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net earnings from continuing operations	$532.7	$482.5	$408.4

Denominator
Weighted average common shares outstanding used in basic earnings per share	332.0	349.2	352.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	2.6	3.6	3.1
Weighted average common shares outstanding used in diluted earnings per share	334.6	352.8	355.6

Net earnings from continuing operations per common share - Basic	$1.60	$1.38	$1.16
Net earnings from continuing operations per common share - Diluted	$1.59	$1.37	$1.15
NOTE 15. SEGMENT INFORMATION
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
Segment results for the year ended December 31, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other (a)
Sales	$4,159.1	$2,856.3	$1,302.8	$—
Cost of sales	(1,518.0)	(972.6)	(545.4)	—
Gross profit	2,641.1	1,883.7	757.4	—
Operating expenses	(1,920.9)	(1,145.4)	(618.8)	(156.7)
Operating profit (loss)	720.2	738.3	138.6	(156.7)
Non-operating income (expense), net
Interest expense, net	(120.5)	—	—	(120.5)
Other non-operating expense, net	2.5	—	—	2.5
Earnings from continuing operations before income taxes	$602.2	$738.3	$138.6	$(274.7)

Depreciation and amortization expenses	$(437.6)	$(236.4)	$(199.8)	$(1.4)

Capital expenditure	$(105.1)	$(82.2)	$(22.8)	$(0.1)

(a) Unallocated Corporate Costs and Other included $33 million of stock based compensation expense related to adjustments in connection with the PT Separation. Refer to Note 13 for further detail.
Segment results for the year ended December 31, 2024 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$4,080.9	$2,793.2	$1,287.7	$—
Cost of sales	(1,461.8)	(922.9)	(538.9)	—
Gross profit	2,619.1	1,870.3	748.8	—
Operating expenses	(1,902.8)	(1,162.3)	(610.3)	(130.2)
Operating profit (loss)	716.3	708.0	138.5	(130.2)
Non-operating income (expense), net
Interest expense, net	(152.8)	—	—	(152.8)
Other non-operating expense, net (a) (b)	(57.2)	—	—	(57.2)
Earnings from continuing operations before income taxes	$506.3	$708.0	$138.5	$(340.2)

Depreciation and amortization expenses	$(430.9)	$(228.8)	$(201.2)	$(0.9)

Capital expenditure	$(86.1)	$(67.6)	$(15.6)	$(2.9)

(a) During 2024, we pledged a charitable contribution of $20 million to the Fortive Foundation (the “Foundation”), which had no donor imposed conditions or restrictions. The Foundation, a not-for-profit entity established to expand our philanthropic efforts, is a related party due to certain Fortive executives serving as members of the entity’s board of directors.

(b) We recorded a loss from equity investments of $39.4 million during the year ended December 31, 2024.

Segment results for the year ended December 31, 2023 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$3,913.9	$2,684.5	$1,229.4	$—
Cost of sales	(1,436.8)	(905.4)	(531.4)	—
Gross profit	2,477.1	1,779.1	698.0	—
Operating expenses	(1,903.1)	(1,149.2)	(614.2)	(139.7)
Operating profit (loss)	574.0	629.9	83.8	(139.7)
Non-operating income (expense), net
Interest expense, net	(123.5)	—	—	(123.5)
Other non-operating expense, net (a)	(17.4)	—	—	(17.4)
Earnings from continuing operations before income taxes	$433.1	$629.9	$83.8	$(280.6)

Depreciation and amortization expenses	$(426.2)	$(219.4)	$(202.6)	$(4.2)

Capital expenditure	$(78.6)	$(55.7)	$(17.6)	$(5.3)

(a) We recorded a loss from equity investments of $17.3 million during the year ended December 31, 2023.
Segment Assets:

	As of December 31,
($ in millions)	2025	2024
Intelligent Operating Solutions	$6,346.0	$6,324.1
Advanced Healthcare Solutions	4,861.6	5,008.6
Total segment assets	11,207.6	11,332.7
Other (a)	509.3	973.1
Assets of discontinued operations	20.8	4,710.3
Total assets	$11,737.7	$17,016.1

(a) Other represents corporate assets which consist primarily of cash, property, plant, and equipment, and net deferred income tax assets.
Operations in Geographic Areas:

	As of December 31,
($ in millions)	2025	2024
Property, plant and equipment, net:
United States	$224.7	$185.8
All other	45.1	47.1
Total	$269.8	$232.9

NOTE 16. QUARTERLY DATA - UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2025:
Sales	$993.1	$1,016.4	$1,027.1	$1,122.5
Gross profit	637.5	645.5	649.2	708.9
Operating profit	165.3	169.8	159.6	225.5

Net earnings from continuing operations	112.6	111.6	117.0	191.5
Net earnings (loss) from discontinued operations	59.3	55.0	(62.0)	(5.8)
Net earnings	171.9	166.6	55.0	185.7

Net earnings (loss) per common share - basic:
Continuing operations	0.33	0.33	0.35	0.61
Discontinued operations	0.17	0.16	(0.19)	(0.02)
Net earnings per common share - basic	0.50	0.49	0.17	0.59
Net earnings (loss) per common share - diluted:
Continuing operations	0.33	0.33	0.35	0.60
Discontinued operations	0.17	0.16	(0.19)	(0.02)
Net earnings per common share - diluted	0.50	0.49	0.16	0.58

2024:
Sales	$984.2	$1,020.2	$1,003.7	$1,072.8
Gross profit	628.5	653.6	641.5	695.5
Operating profit	149.8	182.3	172.0	212.2

Net earnings from continuing operations	65.8	112.0	111.5	193.2
Net earnings from discontinued operations	141.6	83.1	110.1	15.6
Net earnings	207.4	195.1	221.6	208.8

Earnings per common share - basic:
Continuing operations	0.19	0.32	0.32	0.56
Discontinued operations	0.40	0.24	0.31	0.05
Net earnings per common share - basic	0.59	0.56	0.63	0.61
Earnings per common share - diluted:
Continuing operations	0.18	0.32	0.32	0.56
Discontinued operations	0.40	0.23	0.31	0.04
Net earnings per common share - diluted	0.58	0.55	0.63	0.60

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
ITEM 9B. OTHER INFORMATION
(a) Departure of a Director
On February 24, 2026, Eric Branderiz notified the Board of Directors (the “Board”) of the Company that he has elected not to stand for re-election as a director at the Company’s 2026 Annual Meeting of Shareholders (the “Annual Meeting”) to be held on June 9, 2026, and will retire from the Board effective on the date of the Annual Meeting. Mr. Branderiz’s decision was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with such notice of retirement, on February 25, 2026, the Board approved the reduction of the size of the Board from nine to eight directors, subject to, and concurrently with, the effectiveness of the retirement of Mr. Branderiz from the Board on the date of the Annual Meeting.
(b) Disclosures Pursuant to Section 10(b) of the Securities Exchange Act of 1934
During the fourth quarter ended December 31, 2025, no directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Directors and Corporate Governance in the Proxy Statement for our 2026 annual meeting and to the information under the caption “Information about our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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
Insider Trading Arrangements and Policies
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, and the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Company’s insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Pay Ratio Disclosure, Compensation Committee Interlocks and Insider Participation and Director Compensation in the Proxy Statement for our 2026 annual meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Ownership of Our Stock, and Equity Compensation Plan Information in the Proxy Statement for our 2026 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance - Director Independence and Certain Relationships and Related Transactions in the Proxy Statement for our 2026 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2026 annual meeting.

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
ITEM 16. FORM 10-K SUMMARY
Not applicable.
FORTIVE CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	96

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 2.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 30, 2025 (Commission File Number: 1-37654)

3.1	Restated Certificate of Incorporation of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Quarterly Report on Form10-Q for the quarter ended June 28, 2024 (Commission File Number: 1-37654)

3.2	Amended and Restated Bylaws of Fortive Corporation	Incorporated by reference from Exhibit 3.1 to Fortive Corporation’s Current Report on Form 8-K filed on November 8, 2022 (Commission File Number: 1-37654)

4.1	Description of Securities	Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File Number: 1-37654)

4.2	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on June 21, 2016 (Commission File Number: 1-37654)

4.3	Indenture, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.1 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024 (Commission File Number: 1-37654)

4.4	Supplemental Indenture No.1, dated as of February 13, 2024, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Fortive Corporation’s Current Report on Form 8-K filed on February 13, 2024 (Commission File Number: 1-37654)

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

10.2	Term Loan Credit Agreement, dated as of December 7, 2023, among Fortive Corporation, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the lenders referred to therein.	Incorporated by reference to Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K filed on December 12, 2023 (Commission File Number: 1-37654)

10.3	Employee Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on June 30, 2025 (Commission File No. 1-37654)

10.4	Tax Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Current Report on Form 8-K, filed on June 30, 2025 (Commission File No. 1-37654)

10.5	Transition Services Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Current Report on Form 8-K, filed on June 30, 2025 (Commission File No. 1-37654)

10.6	Intellectual Property Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.4 to Fortive Corporation’s Current Report on Form 8-K, filed on June 30, 2025 (Commission File No. 1-37654)

10.7	FBS License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.5 to Fortive Corporation’s Current Report on Form 8-K, filed on June 30, 2025 (Commission File No. 1-37654)

10.8	Fort Solutions License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.6 to Fortive Corporation’s Current Report on Form 8-K, filed on June 30, 2025 (Commission File No. 1-37654)

10.9	Fortive Corporation Amended and Restated 2016 Stock Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 4.3 to Fortive Corporation’s Registration Statement on Form S-8, filed on October 17, 2025 (Commission File No. 333-290931

10.10	Form of Fortive Corporation Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the year ended April 1, 2022 (Commission File Number: 1-37654)

10.11	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 (Commission File Number: 1-37654)

10.12	Form of Fortive Corporation Non-Employee Directors Deferred Compensation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 (Commission File Number: 1-37654)

10.13	Form of Fortive Corporation Restricted Stock Unit Agreement*	Incorporated by reference from Exhibit 10.11 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.14	Form of Fortive Corporation Non-Employee Directors Stock Option Agreement*	Incorporated by reference from Exhibit 10.12 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.15	Form of Fortive Corporation Stock Option Agreement*	Incorporated by reference from Exhibit 10.13 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File Number: 1-37654)

10.16	Fortive Corporation Amended and Restated 2016 Executive Incentive Compensation Plan*	Incorporated by reference from Exhibit 10.18 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-37654)

10.17	Fortive Corporation Severance and Change in Control Plan for Officers*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Current Report on Form 8-K, filed on March 31, 2017 (Commission File Number: 1-37654)

10.18	Fortive Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.10 to Fortive Corporation’s Current Report on Form 8-K filed on June 1, 2016 (Commission File Number: 1-37654)

10.19	Form of D&O Indemnification Agreement*	Incorporated by reference from Exhibit 10.10 to Amendment No. 2 to Fortive Corporation’s Registration Statement on Form 10, filed on April 7, 2016 (Commission File Number: 1-37654)

10.20	Description of Compensation Arrangements for Non-management Directors*	Incorporated by reference from Exhibit 10.16 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File Number: 1-37654)

10.21	Fortive Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (Commission File Number: 1-37654)

10.22	Fortive Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan Election Form*	Incorporated by reference from Exhibit 10.2 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (Commission File Number: 1-37654)

10.23	Offer Letter, dated February 24, 2025, between Fortive Corporation and Olumide Soroye*	Incorporated by reference from Exhibit 10.22 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File Number: 1-37654)

10.24	Offer Letter, dated February 24, 2025, between Fortive Corporation and Mark Okerstrom*	Incorporated by reference from Exhibit 10.3 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025 (Commission File Number: 1-37654)

10.25	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Chuck McLaughlin*	Incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.26	Offer Letter, dated February 24, 2025, between Fortive Corporation and Tamara Newcombe *	Incorporated by reference from Exhibit 10.21 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. (Commission File No. 1-37654)

10.27	Offer of Employment Letter, dated November 16, 2015, between TGA Employment Services LLC and Jonathan Schwarz* †

10.28	Offer of Employment Letter, dated October 26, 2015, between TGA Employment Services LLC and Stacey Walker*	Incorporated by reference from Exhibit 10.34 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File Number: 1-37654)

10.29	Offer of Employment Letter, dated April 2, 2016, between TGA Employment Services LLC and Peter C. Underwood*	Incorporated by reference from Exhibit 10.23 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-37654)

10.30	Separation Agreement, dated December 31, 2025, between Fortive Corporation and Jonathan Schwarz* †

10.31	Form of Fortive Corporation and its Affiliated Entities Agreement Regarding Competition and Protection of Proprietary Interests* †

10.32	Fortive Corporate Executive Officer Cash Severance Policy*	Incorporated by reference from Exhibit 10.1 to Fortive Corporation’s current report on Form 8-K, filed on March 2, 2023 (Commission File No. 1-37654)

10.33	Aircraft Time Sharing Agreement, dated February 23, 2025, between Fortive Corporation and Olumide Soroye*	Incorporated by reference from Exhibit 10.25 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-37654)

10.34	Aircraft Time Sharing Agreement, dated February 27, 2025, between Fortive Corporation and Mark Okerstrom*	Incorporated by reference from Exhibit 10.5 to Fortive Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025 (Commission File Number: 1-37654)

19.1	Fortive Corporation Insider Trading Policy	Incorporated by reference from Exhibit 19.1 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-37654)

21.1	Subsidiaries of Registrant †

23.1	Consent of Independent Registered Public Accounting Firm †

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

97	Fortive Corporation Clawback Policy	Incorporated by reference from Exhibit 97 to Fortive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File Number: 1-37654)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	Inline Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.
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

FORTIVE CORPORATION

Date: February 25, 2026	By:	/s/ OLUMIDE O. SOROYE
Olumide O. Soroye
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ SHARMISTHA DUBEY	February 25, 2026
Sharmistha Dubey
Chairman of the Board

/s/ ERIC BRANDERIZ	February 25, 2026
Eric Branderiz
Director

/s/ DANIEL L. COMAS	February 25, 2026
Daniel L. Comas
Director

/s/ REJJI P. HAYES	February 25, 2026
Rejji P. Hayes
Director

/s/ WRIGHT LASSITER III	February 25, 2026
Wright Lassiter III
Director

/s/ KATE D. MITCHELL	February 25, 2026
Kate D. Mitchell
Director

/s/ GREGORY MOORE	February 25, 2026
Gregory Moore
Director

/s/ JEANNINE P. SARGENT	February 25, 2026
Jeannine P. Sargent
Director

/s/ OLUMIDE O. SOROYE	February 25, 2026
Olumide O. Soroye
President, Chief Executive Officer and Director

/s/ MARK D. OKERSTROM	February 25, 2026
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. MULHALL	February 25, 2026
Christopher M. Mulhall
Chief Accounting Officer

FORTIVE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2025:
Allowances deducted from asset accounts
Allowance for credit losses	$19.4	$4.6	$0.4	$(1.2)	$(4.4)	$18.8

Year Ended December 31, 2024:
Allowances deducted from asset accounts
Allowance for credit losses	$22.9	$4.5	$(0.4)	$0.3	$(7.9)	$19.4

Year Ended December 31, 2023:
Allowances deducted from asset accounts
Allowance for credit losses	$29.8	$2.0	$0.1	$0.4	$(9.4)	$22.9