Form 10-Q
period 2026-04-03
Fortive Corp
filed 2026-04-30
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 3, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 24, 2026 was 304,861,021.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	April 3, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$356.1	$375.5
Accounts receivable less allowance for doubtful accounts of $18.4 and $18.8, respectively	647.0	683.6
Inventories:
Finished goods	175.0	169.9
Work in process	13.9	12.3
Raw materials	116.6	109.6
Inventories	305.5	291.8
Prepaid expenses and other current assets	233.8	234.0
Current assets, discontinued operations	4.8	20.8
Total current assets	1,547.2	1,605.7

Property, plant and equipment, net of accumulated depreciation of $447.0 and $430.2, respectively	276.3	269.8
Other assets	378.6	375.5
Goodwill	7,288.5	7,298.3
Other intangible assets, net	2,093.5	2,188.4
Total assets	$11,584.1	$11,737.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$899.8	$899.5
Trade accounts payable	415.9	436.4
Accrued expenses and other current liabilities	869.6	910.7
Total current liabilities	2,185.3	2,246.6

Other long-term liabilities	718.1	723.5
Long-term debt	2,589.3	2,306.5

Equity:
Common stock: $0.01 par value, 2,000 shares authorized; 371.3 and 366.6 issued; 305.6 and 313.4 outstanding, respectively	3.7	3.7
Additional paid-in capital	4,225.7	4,210.0
Treasury shares, at cost	(3,734.3)	(3,229.8)
Retained earnings	5,546.5	5,428.5
Accumulated other comprehensive income	41.5	41.0
Total Fortive stockholders’ equity	6,083.1	6,453.4
Noncontrolling interests	8.3	7.7
Total stockholders’ equity	6,091.4	6,461.1
Total liabilities and equity	$11,584.1	$11,737.7

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Sales:
Products and software	$860.8	$804.7
Services	208.6	188.4
Total sales	1,069.4	993.1

Cost of Sales:
Products and software	(281.1)	(262.6)
Services	(112.8)	(93.0)
Total cost of sales	(393.9)	(355.6)

Gross profit	675.5	637.5
Operating costs:
Selling, general and administrative	(417.3)	(408.2)
Research and development	(66.5)	(64.0)
Operating profit	191.7	165.3
Non-operating income (expense), net:
Interest expense, net	(31.6)	(32.0)
Other non-operating income, net	3.5	0.4
Earnings from continuing operations before income taxes	163.6	133.7
Income taxes	(27.2)	(21.1)
Net earnings from continuing operations	136.4	112.6
Net earnings from discontinued operations	—	59.3
Net earnings	$136.4	$171.9

Net earnings per common share from continuing operations:
Basic	$0.44	$0.33
Diluted	$0.44	$0.33
Net earnings per common share from discontinued operations:
Basic	$—	$0.17
Diluted	$—	$0.17
Net earnings per share:
Basic	$0.44	$0.50
Diluted	$0.44	$0.50
Average common stock and common equivalent shares outstanding:
Basic	309.6	341.1
Diluted	312.8	344.6

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net earnings	$136.4	$171.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(2.2)	70.1
Pension and post-retirement plan benefit adjustments	(0.1)	—
Hedge adjustments	2.7	—
Total other comprehensive income, net of income taxes	0.4	70.1
Comprehensive income	$136.8	$242.0
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2025	313.4	$3.7	$4,210.0	$(3,229.8)	$5,428.5	$41.1	$7.7
Net earnings for the period	—	—	—	—	136.4	—	—
Common stock repurchases	(8.9)	—	—	(504.5)	—	—	—
Dividends to common stockholders	—	—	—	—	(18.4)	—	—
Other comprehensive income (loss)	—	—	—	—	—	0.4	—
Stock based compensation	1.6	—	40.2	—	—	—	—
Shares withheld for taxes	(0.5)	—	(24.5)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, April 3, 2026	305.6	$3.7	$4,225.7	$(3,734.3)	$5,546.5	$41.5	$8.3

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	171.9	—	—
Common stock repurchases	(2.5)	—	—	(203.6)	—	—	—
Dividends to common stockholders	—	—	—	—	(27.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	70.1	—
Stock based compensation	1.5	—	64.4	—	—	—	—
Shares withheld for taxes	(0.3)	—	(27.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance, March 28, 2025	339.9	$3.7	$4,071.6	$(1,815.9)	$8,372.3	$(395.3)	$6.9
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net earnings	$136.4	$171.9
Less: net earnings from discontinued operations	—	(59.3)
Net earnings from continuing operations	136.4	112.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	93.2	91.2
Depreciation	20.4	16.8
Stock-based compensation	21.3	23.4
Change in certain assets and liabilities:
Change in accounts receivable, net	34.8	25.9
Change in inventories	(14.8)	(12.7)
Change in trade accounts payable	(19.8)	5.2
Change in prepaid expenses and other assets	(4.4)	(15.4)
Change in accrued expenses and other liabilities	(46.7)	(55.2)
Total operating cash provided by continuing operations	220.4	191.8
Total operating cash provided by discontinued operations	14.4	49.9
Net cash provided by operating activities	234.8	241.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(26.6)	(21.1)
All other investing activities	(0.1)	(1.0)
Total investing cash used in continuing operations	(26.7)	(22.1)
Total investing cash used in discontinued operations	—	(4.1)
Net cash used in investing activities	(26.7)	(26.2)

Cash flows from financing activities:
Net proceeds from commercial paper borrowings	591.7	80.7
Repurchase of common shares	(500.2)	(202.6)
Payment of dividends	(18.4)	(27.2)
Repayment of borrowings (maturities greater than 90 days)	(292.9)	—
All other financing activities	(8.7)	8.1
Total financing cash used in continuing operations	(228.5)	(141.0)
Total financing cash used in discontinued operations	—	—
Net cash used in financing activities	(228.5)	(141.0)

Effect of exchange rate changes on cash and equivalents	1.0	4.3
Net change in cash and equivalents	(19.4)	78.8
Beginning balance of cash and equivalents	375.5	813.3
Ending balance of cash and equivalents	$356.1	$892.1
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
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2025 and the footnotes (“Notes”) thereto included within our 2025 Annual Report on Form 10-K. Certain of our operations have been presented as discontinued operations. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off.
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended April 3, 2026, are not necessarily indicative of the results for the full year.
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

Accumulated Other Comprehensive Loss
We designate the 3.7% Euro-denominated senior unsecured notes due 2029 as a net investment hedge on our investment in applicable foreign operations. As such, the after-tax foreign currency transaction gains and losses on the debt were deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated.
We recognized after-tax foreign currency transaction gains of $12.1 million and losses of $57.0 million during the three-month periods ended April 3, 2026 and March 28, 2025, respectively, on the debt that was deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recorded no ineffectiveness from our net investment hedges during the three-month periods ended April 3, 2026 and March 28, 2025. During the three-month periods ended April 3, 2026 and March 28, 2025, the foreign currency transaction impacts associated with Euro-denominated notes not designated as a net investment hedge were immaterial.
The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Hedge adjustments(d)	Total
For the Three Months Ended April 3, 2026:
Balance, December 31, 2025	$58.8	$(17.7)		$—	$41.1
Other comprehensive income (loss) before reclassifications, net of income taxes	(2.2)	—		2.7	0.5
Amounts reclassified from AOCI into income, net of income taxes	—	(0.1)	(b)	—	(0.1)
Net current period other comprehensive income (loss), net of income taxes	(2.2)	(0.1)		2.7	0.4
Balance, April 3, 2026	$56.6	$(17.8)		$2.7	$41.5

For the Three Months Ended March 28, 2025:
Balance, December 31, 2024	$(431.4)	$(34.0)		$—	$(465.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	70.1	—		—	70.1
Amounts reclassified from AOCI into income, net of income taxes	—	—	(c)	—	—
Net current period other comprehensive income, net of income taxes	70.1	—		—	70.1
Balance, March 28, 2025	$(361.3)	$(34.0)		$—	$(395.3)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9 in our 2025 Annual Report on Form 10-K for additional details).
(c) Amount was rounded to zero.
(d) Related to our treasury lock contracts, refer to Note 3 for additional information.
Restructuring
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by the second half of 2026. The nature of the plan is related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During the three months ended April 3, 2026 and March 28, 2025, we incurred charges of $6.3 million and $3.5 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings. The accrued restructuring costs as of April 3, 2026 and December 31, 2025 were approximately $11 million and $13 million, respectively, and are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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
Recently Adopted Accounting Standard
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. On January 1, 2026, we adopted this standard on a prospective basis; the impact on our consolidated financial statements was immaterial.
NOTE 2. DISCONTINUED OPERATIONS
In connection with the Separation, the Company incurred $22.6 million in Separation-related costs during the three months ended March 28, 2025, which were recorded within net earnings (loss) from discontinued operations in the Consolidated Condensed Statements of Earnings. These costs were primarily related to professional fees associated with finance, tax, legal, banking and information technology services as well as redundant general and administrative costs.
Fortive and Ralliant entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a Fort solutions license agreement. These agreements provide for the allocation between Fortive and Ralliant of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. The amounts paid and received by Fortive for transition services provided under the above agreements as well as sales and purchases to and from Ralliant were not material to the Company’s results of operations during the three months ended April 3, 2026.
The assets from discontinued operations were $4.8 million as of April 3, 2026, which consisted of receivables from Ralliant related to the tax matters agreement, and $20.8 million as of December 31, 2025, which consisted of receivables from Ralliant related to the tax matters agreement and pass through arrangements. During the three months ended April 3, 2026, we received $17.4 million of net cash payments from Ralliant as reimbursement for pass through costs paid on Ralliant’s behalf. This activity is recorded within operating cash provided by discontinued operations in the Consolidated Condensed Statement of Cash Flows.

The key components of income from discontinued operations were as follows ($ in millions):

Three Months Ended
March 28, 2025
Sales	$481.1
Cost of sales	(237.7)
Selling, general and administrative expenses	(134.0)
Research and development expenses	(41.1)
Other expenses	(0.5)
Earnings (loss) from discontinued operations before income taxes	67.8
Income taxes	(8.5)
Net earnings from discontinued operations	$59.3
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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2026
Treasury rate lock assets	$—	$3.5	$—	$3.5
Deferred compensation liabilities	—	35.2	—	35.2
December 31, 2025
Deferred compensation liabilities	—	39.1	—	39.1
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are recorded as a component of our compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

In March 2026, the Company entered into a Treasury rate lock contract with a notional amount of $125 million, which was designated and qualified as a cash flow hedge to reduce a portion of the risk of interest rate fluctuations for an anticipated future debt issuance. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. The fair value of the hedge is recorded within Prepaid expenses and other current assets on the Consolidated Condensed Balance Sheet. The changes in fair value of the Treasury rate lock contract was recorded as Other comprehensive income in the Consolidated Condensed Statements of Comprehensive Income. As of April 3, 2026, the Treasury rate lock contract was valued using reference rates from market-based data derived from publicly observable data and non-public subscription-based data.
Non-recurring Fair Value Measurements
Certain non-financial assets and financial assets that are not required to be measured at fair value on a recurring basis are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three months ended April 3, 2026, and recorded no impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	April 3, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$899.8	$897.9	$899.5	$895.7
Long-term debt, net of current maturities	2,589.3	2,493.8	2,306.5	2,239.2
As of April 3, 2026 and December 31, 2025, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 4. FINANCING
The components of our debt were as follows ($ in millions):

	April 3, 2026	December 31, 2025
Commercial paper programs	$1,241.1	$650.0
3.15% senior unsecured notes due 2026	900.0	900.0
3.7% Euro-denominated senior unsecured notes due 2029	806.3	822.2
4.30% senior unsecured notes due 2046	550.0	550.0
3.7% Euro-denominated senior unsecured notes due 2026	—	291.3
Long-term debt, principal amounts	3,497.4	3,213.5
Less: aggregate unamortized debt discounts, premiums, and issuance costs	8.3	7.5
Long-term debt, carrying value	3,489.1	3,206.0
Less: current portion of long-term debt, carrying value	899.8	899.5
Long-term debt, net of current maturities	$2,589.3	$2,306.5
Refer to Note 8 of our 2025 Annual Report on Form 10-K for further details of our debt financing.
Commercial Paper Programs
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances of commercial paper under our U.S. dollar and Euro-denominated commercial paper programs (“Commercial Paper Programs”). Under these programs, we may issue unsecured promissory notes with maturities not exceeding 397 days and 183 days, respectively. Proceeds from borrowings under the Commercial Paper Programs are typically available for general corporate purposes, including acquisitions.

Interest expense on commercial paper is paid at maturity and is generally based on our credit ratings at the time of issuance and prevailing short-term interest rates.
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on March 17, 2031 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our Commercial Paper Programs, can also be used for working capital and other general corporate purposes. As of April 3, 2026, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.
The details of our outstanding Commercial Paper Programs as of April 3, 2026 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$1,166.2	4.07%	18
Euro-denominated commercial paper	72.5	2.37%	19
(a) Net of unamortized debt discount.
We classified our borrowings outstanding under the Commercial Paper Programs as of April 3, 2026 as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
During the first quarter, Fortive repaid the $292.9 million of outstanding principal of the 3.7% Euro-denominated senior unsecured notes due 2026, and the accrued interest thereon, primarily using proceeds from the Commercial Paper Programs.
Revolving Credit Facility
On March 17, 2026, we entered into a third amended and restated credit agreement (the “Amended and Restated Credit Agreement”) which extended the availability period of the Revolving Credit Facility to March 17, 2031, with two one-year extension options at our request and with the consent of the lenders. The Amended and Restated Credit Agreement also contains an option permitting us to request an aggregate additional $1.0 billion as a revolving credit facility (or increase thereof), term loan facility, or combination thereof.

We are obligated to pay an annual facility fee for the Revolving Credit Facility of between 6 and 15 basis points varying according to our long-term debt credit rating. Borrowings under the Revolving Credit Facility in U.S. Dollars bear interest at a rate equal, at our option, to either (1) Term Secured Overnight Financing Rate (“Term SOFR”), plus a margin of between 69 and 110 basis points, depending on our long-term debt credit rating or (2) Base Rate (which is the highest of (a) the Federal funds rate plus 50 basis points, (b) the prime rate, (c) Term SOFR plus 100 basis points and (d) 1.0%), plus a margin between zero and 10 basis points depending on our long-term debt credit rating.

The Amended and Restated Credit Agreement requires us to maintain a defined consolidated net leverage ratio of no greater than 3.75 to 1.00. The maximum consolidated net leverage ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us in which the purchase price exceeds $250 million.

As of April 3, 2026, we were in compliance with all covenants under the Amended and Restated Credit Agreement.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $149 million as of April 3, 2026 and $151 million as of December 31, 2025. Contract assets are primarily recorded within Prepaid expenses and other current assets and Other assets in our Consolidated Condensed Balance Sheets.

Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of April 3, 2026 and December 31, 2025, we had $76 million and $75 million, respectively, in net revenue-related contract cost assets primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets are amortized over the period of benefit, which is typically between three and five years. For incremental costs to obtain contracts with a duration of one year or less, we apply the practical expedient to expense such costs as incurred.
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
Our contract liabilities consisted of the following ($ in millions):

	April 3, 2026	December 31, 2025
Deferred revenue - current	$448.0	$440.3
Deferred revenue - noncurrent	24.4	24.1
Total contract liabilities	$472.4	$464.4
During the three months ended April 3, 2026, we recognized $171 million of revenue related to our contract liabilities at December 31, 2025. The change in our contract liabilities from December 31, 2025 to April 3, 2026 was primarily due to the timing of billings and recognition of revenue for subscription-based software contracts, PCS, and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of our segments is as follows ($ in millions):

April 3, 2026
Intelligent Operating Solutions	$727.0
Advanced Healthcare Solutions	112.9
Total remaining performance obligations	$839.9
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

Disaggregation of revenue for the three months ended April 3, 2026 and March 28, 2025 is presented as follows ($ in millions):

	Total		Intelligent Operating Solutions		Advanced Healthcare Solutions
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Sales:
Products and software	$860.8	$804.7	$605.9	$568.9	$254.9	$235.8
Services	208.6	188.4	137.3	122.0	71.3	66.4
Total	$1,069.4	$993.1	$743.2	$690.9	$326.2	$302.2

Geographic:
North America (a)	$634.5	$595.1	$440.6	$415.0	$193.9	$180.1
Asia-Pacific	194.7	185.2	127.4	119.5	67.3	65.7
Europe, Middle East, and Africa	191.8	167.3	150.0	130.5	41.8	36.8
Latin America	48.4	45.5	25.2	25.9	23.2	19.6
Total	$1,069.4	$993.1	$743.2	$690.9	$326.2	$302.2

End markets:
Healthcare	$320.7	$296.3	$12.2	$10.7	$308.5	$285.6
Industrial & Manufacturing	314.2	298.4	309.6	293.9	4.6	4.5
Energy & Infrastructure	178.7	165.6	178.7	165.6	—	—
Government	84.0	82.4	74.6	73.6	9.4	8.8
Retail	87.7	71.8	87.7	71.8	—	—
Other	84.1	78.6	80.4	75.3	3.7	3.3
Total	$1,069.4	$993.1	$743.2	$690.9	$326.2	$302.2

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 55% and 56% of total Fortive sales for the three months ended April 3, 2026 and March 28, 2025, respectively.

NOTE 6. INCOME TAXES
Our effective tax rate for the three months ended April 3, 2026 was 16.6%, as compared to 15.8% for the three months ended March 28, 2025. The increase in the effective tax rate for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025 was primarily related to the mix of earnings between jurisdictions and the impact of discrete items.
Our effective tax rate for the three months ended April 3, 2026, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 7. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of April 3, 2026, approximately 11 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 13 of our 2025 Annual Report on Form 10-K.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Stock Awards:
Pretax compensation expense	$18.6	$17.9
Income tax benefit	(3.1)	(3.0)
Stock Award expense, net of income taxes	15.5	14.9
Stock options:
Pretax compensation expense	2.7	5.5
Income tax benefit	(0.3)	(0.9)
Stock option expense, net of income taxes	2.4	4.6
Total stock-based compensation:
Pretax compensation expense	21.3	23.4
Income tax benefit	(3.4)	(3.9)
Total stock-based compensation expense, net of income taxes	$17.9	$19.5
The following summarizes the unrecognized compensation cost for the Stock Plan awards and stock options as of April 3, 2026. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$148.7
Stock options	13.7
Total unrecognized compensation cost	$162.4
NOTE 8. LEASES
Supplemental information related to operating leases for each period is presented as follows ($ in millions):

	As of
	April 3, 2026	December 31, 2025
Right-of-use (“ROU”) assets (a)	$89.1	$96.1
Operating lease liabilities (b)	93.0	100.6

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Three Months Ended
	April 3, 2026	March 28, 2025
Operating lease costs	$8.7	$7.6
Cash paid for operating leases	9.1	7.7
ROU assets obtained in exchange for operating lease obligations	0.5	0.7
For additional information about our leases, refer to Note 7 in our 2025 Annual Report on Form 10-K.
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

For the three months ended April 3, 2026 and March 28, 2025, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 1.3 million and 1.5 million, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 3, 2026	March 28, 2025
Numerator
Net earnings from continuing operations	$136.4	$112.6

Denominator
Weighted average common shares outstanding used in basic earnings per share	309.6	341.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.2	3.5
Weighted average common shares outstanding used in diluted earnings per share	312.8	344.6

Net earnings from continuing operations per common share - Basic	$0.44	$0.33
Net earnings from continuing operations per common share - Diluted	$0.44	$0.33
Share Repurchase Programs
In February 2022, our Board adopted a share repurchase program (the “General Share Repurchase Program”), under which our Board has made various authorizations for the total repurchase of up to 58.8 million shares of our common stock. In 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Share Repurchase Program”) under which we may repurchase up to $550 million of our common stock exclusively from the proceeds we received from Ralliant in connection with the Separation.
As of April 3, 2026, there were 6.6 million shares and $67.5 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by our management based on market conditions, tax regulation and other factors. The repurchase programs may be suspended or discontinued at any time by the Board.
During the three months ended April 3, 2026, the Company purchased 8.9 million shares of its common stock at an average share price of $56.21. During the three months ended March 28, 2025, the Company purchased 2.5 million shares of its common stock at an average share price of $81.01. Common stock repurchases, in excess of issuances, are subject to a 1% excise tax in the United States, which is recorded as part of the cost basis of the shares acquired and shown within Common stock repurchases in the Consolidated Condensed Statement of Equity. The payment of the excise tax is recorded within Repurchase of common shares in the Financing Activities section of the Consolidated Condensed Statement of Cash Flows.
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
The CODM uses gross profit and operating profit at the segment level to assess performance and allocate resources, including those associated with merger and acquisition targets. The CODM also compares the actual results to expectations in assessing the performance of the segments. Operating expenses generally include selling, general and administrative expenses, and research and development expenses. Depreciation expense is allocated between Cost of sales and Selling, general, and administrative expenses. Amortization expense is recorded within Selling, general, and administrative expenses. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the combined totals. Unallocated costs and other costs are not considered part of our evaluation of reportable segment operating performance.

Segment results for the three months ended April 3, 2026 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,069.4	$743.2	$326.2	$—
Cost of sales	(393.9)	(259.4)	(134.5)	—
Gross profit	675.5	483.8	191.7	—
Operating expenses	(483.8)	(297.6)	(159.0)	(27.2)
Operating profit (loss)	191.7	186.2	32.7	(27.2)
Non-operating income (expense), net
Interest expense, net	(31.6)	—	—	(31.6)
Other non-operating income (expense), net	3.5	—	—	3.5
Earnings from continuing operations before income taxes	$163.6	$186.2	$32.7	$(55.3)

Depreciation and amortization expenses	$(113.6)	$(62.4)	$(50.8)	$(0.4)

Capital expenditures	$(26.6)	$(20.7)	$(5.9)	$—
Segment results for the three months ended March 28, 2025 are shown below ($ in millions):

	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$993.1	$690.9	$302.2	$—
Cost of sales	(355.6)	(231.5)	(124.1)	—
Gross profit	637.5	459.4	178.1	—
Operating expenses	(472.2)	(284.8)	(156.4)	(31.0)
Operating profit (loss)	165.3	174.6	21.7	(31.0)
Non-operating income (expense), net
Interest expense, net	(32.0)	—	—	(32.0)
Other non-operating income (expense), net	0.4	—	—	0.4
Earnings from continuing operations before income taxes	$133.7	$174.6	$21.7	$(62.6)

Depreciation and amortization expenses	$(108.0)	$(58.2)	$(49.5)	$(0.3)

Capital expenditures	$(21.1)	$(16.9)	$(4.0)	$(0.2)
Segment Assets:

	As of
($ in millions)	April 3, 2026	December 31, 2025
Intelligent Operating Solutions	$6,287.6	$6,346.0
Advanced Healthcare Solutions	4,798.2	4,861.6
Total segment assets	11,085.8	11,207.6
Other (a)	493.5	509.3
Assets of Discontinued Operations	4.8	20.8
Total assets	$11,584.1	$11,737.7

(a) Other represents corporate assets which consist primarily of cash, property, plant, and equipment, and net deferred income tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fortive Corporation (“Fortive,” the “Company,” “we,” “us,” or “our”) innovates essential technologies to keep our world safe and productive. Our strategic segments - Intelligent Operating Solutions (“IOS”) and Advanced Healthcare Solutions (“AHS”) - include iconic inventor brands with leading positions in their markets. Our businesses design, develop, manufacture, and market products, software, and services, building upon leading brand names, innovative technologies, and strong market positions. Our research and development, manufacturing, sales, distribution, service, and administrative facilities are located in approximately 50 countries around the world.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and consolidated financial statements included in our 2025 Annual Report on Form 10-K. Our MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; impact of government actions, including tariffs, other trade policies, government spending and tax laws; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, capital allocation, financing, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, financing, stock repurchases, and dividends; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; the anticipated impacts and benefits of the completed separation of Ralliant; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•Our ability to successfully manage leadership transitions and attract, develop, and retain senior leaders and other key employees is critical to our success.
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

Risk Related to Our International Operations
•International economic, political, legal, compliance, and business factors, including the continuing conflicts in the Middle East and in Ukraine, could negatively affect our financial results.
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
•We could incur significant liability if our separation from Danaher, our separation of Vontier, or our separation of Ralliant (together, the “Separation Transactions”) are determined to be taxable transactions.
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
See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made (or such earlier date as may be specified in such statement). We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
Segment Presentation
The IOS segment provides advanced instrumentation, software and services to tens of thousands of customers enabling their mission-critical workflows. The AHS segment supplies critical workflow solutions enabling healthcare providers to deliver exceptional patient care more efficiently. Refer to Note 1 of the consolidated condensed financial statements for further description of each segment.
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

Business Trends
Our financial outlook is subject to various assumptions and risks, including but not limited to: ongoing geopolitical events; wars and hostilities in the Middle East and in Ukraine, including the corresponding impact on energy costs, interest rates, cybersecurity, international trade, and global economic conditions; monetary policies; inflationary pressures on expenses and pricing; uncertainties in governmental policies on international trade, regulations, sanctions, and healthcare; operational challenges from existing, new, increased, or uncertain status of tariffs, including in some cases, subsequent rollbacks, refunds, or suspensions; foreign exchange rate volatility, including the impact of unhedged foreign currency debts; reduction in U.S. government spending due to H.R.1, also known as the One Big Beautiful Bill Act (“OBBBA”); and overall fiscal policies, including investment and taxation policy initiatives being considered in the U.S.; the incremental impacts of the Pillar Two initiative from the Organization for Economic Co-operation and Development (“OECD”); and the impact from the Separation.
In addition, our financial outlook is subject to the impact of the Supreme Court of the United States ruling invalidating certain tariffs imposed under the International Emergency Economic Powers Act (the “IEEPA Ruling”). Impacts may include changes to operational and transaction costs; potential legislative or executive actions to reimpose similar tariffs; pricing or cost responses by customers, suppliers, and other supply chain partners; and actions by other countries, including changes to counter‑tariffs or related trade agreements. In addition, there remains uncertainty regarding the amount of, and process for obtaining, refunds of invalidated tariffs from the government and our vendors, as well as the potential for refund requests from our customers.
We continue to monitor the conditions above and deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the first quarter as compared to the comparable period of 2025:

% Change Three Months Ended April 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	7.7%
Excluding impact of:
Acquisitions and divestitures (a)	—%
Currency exchange rates	(2.4)%
Core revenue growth (Non-GAAP)	5.3%

(a) Amount rounded to zero.
Sales in the three months ended April 3, 2026 (the “quarter” or the “first quarter”) were driven by favorable pricing of 2.2%, volume growth of 3.1%, in part driven by additional year-over-year selling days in the quarter, and favorable foreign currency translation. Geographically, in the first quarter, core revenue growth was driven primarily by strong demand in North America and Western Europe. Refer to the IOS and AHS segment sections for further detail.
Operating Profit Margins
In the first quarter, operating profit margin was 17.9%, compared to 16.6% in the comparable period of 2025, resulting in an increase of 130 basis points due to:
•The year-over-year favorable impacts from pricing, higher volume, reductions of excess cost through organizational streamlining, the favorable impact of foreign currency exchange rates and increased productivity measures through our FBS initiatives, partially offset by higher employee compensation and the unfavorable net impact of tariffs and related countermeasures — favorable 125 basis points
•The year-over-year effect of all other items in the first quarter including +50 basis points from amortization expense for existing businesses, partially offset by -20 basis points from unfavorable acquisition and divestiture-related impacts, and -25 basis points from discrete restructuring plans — favorable 5 basis points

INTELLIGENT OPERATING SOLUTIONS (IOS)
Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$743.2	$690.9
Operating profit	186.2	174.6
Depreciation	14.7	11.6
Amortization	47.7	46.6
Operating profit as a % of sales	25.1%	25.3%
Depreciation as a % of sales	2.0%	1.7%
Amortization as a % of sales	6.4%	6.7%
Components of Sales Growth

% Change Three Months Ended April 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	7.6%
Excluding impact of:
Acquisitions and divestitures	0.1%
Currency exchange rates	(2.5)%
Core revenue growth (Non-GAAP)	5.2%
Sales growth in the first quarter was driven by favorable pricing of 2.1% across the segment, volume growth of 3.1%, primarily driven by facilities and asset lifecycle software and gas detection products, and favorable currency translation. Geographically, in the first quarter, core revenue growth was driven primarily by strong demand in North America and Western Europe.
In the first quarter, operating profit margin decreased 20 basis points, as compared to the comparable period of 2025, due to:
•The year-over-year effect of favorable pricing, higher volume, organizational streamlining, favorable impact from foreign currency exchange rates and increased productivity measures through our FBS initiatives, more than offset by higher employee compensation, the unfavorable net impact of tariffs and related countermeasures, and unfavorable mix — unfavorable 15 basis points
•The year-over-year effect of all other items in the first quarter, including +35 basis points from amortization expense for existing businesses, more than offset by -10 basis points in unfavorable acquisition and divestiture-related impacts, and -30 basis points from discrete restructuring plans — unfavorable 5 basis points
ADVANCED HEALTHCARE SOLUTIONS (AHS)
Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$326.2	$302.2
Operating profit	32.7	21.7
Depreciation	5.3	4.9
Amortization	45.5	44.6
Operating profit as a % of sales	10.0%	7.2%
Depreciation as a % of sales	1.6%	1.6%
Amortization as a % of sales	13.9%	14.8%

Components of Sales Growth

% Change Three Months Ended April 3, 2026 vs. Comparable 2025 period
Total revenue growth (GAAP)	7.9%
Excluding impact of:
Acquisitions and divestitures	—%
Currency exchange rates	(2.1)%
Core revenue growth (Non-GAAP)	5.8%
Sales growth in the first quarter was driven by favorable pricing of 2.3% across the segment and volume growth of 3.5% which was driven by increased demand for sterilization products and dosimetry services, as well as favorable currency translation. Geographically, in the first quarter, core revenue growth was primarily driven by strong growth in North America.
In the first quarter, operating profit margin increased 280 basis points as compared to the comparable period of 2025, due to:
•Year-over-year favorable impact from pricing, volume, organizational streamlining, foreign currency exchange rates, and productivity measures through our FBS initiatives, partially offset by higher employee compensation — favorable 215 basis points
•The year-over-year effect of all other items in the first quarter, including +80 basis points from amortization expense for existing businesses, offset by -5 basis points from net effects of acquired and divested businesses, and -10 basis points from discrete restructuring plans — favorable 65 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$1,069.4	$993.1
Cost of sales	(393.9)	(355.6)
Gross profit	$675.5	$637.5
Gross profit margin	63.2%	64.2%
The year-over-year increase in gross profit was driven by favorable pricing, higher volume, and favorable impact from foreign currency exchange rates, partially offset by higher employee compensation and the net effect of tariffs and related countermeasures.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$1,069.4	$993.1
Selling, general and administrative (“SG&A”)	417.3	408.2
Research and development (“R&D”)	66.5	64.0
SG&A as a % of sales	39.0%	41.1%
R&D as a % of sales	6.2%	6.4%
The year-over-year increase in SG&A was primarily due to higher employee compensation costs, in part from additional days in the quarter, and targeted growth investments to support innovation and commercial initiatives, partially offset by reductions of excess cost through organizational streamlining and benefits from productivity measures through our FBS initiatives.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the first quarter as compared to the comparable period of 2025 due to ongoing investments in innovation.

NON-OPERATING INCOME (EXPENSE), NET
Interest Expense, net
Net interest expense for the first quarter of $31.6 million was relatively flat as compared to $32.0 million in the comparable period in 2025. For discussion of our outstanding indebtedness, refer to Note 4 to the consolidated condensed financial statements.
INCOME TAXES
Our effective tax rate for the three months ended April 3, 2026 was 16.6%, as compared to 15.8% for the three months ended March 28, 2025. The increase in the effective tax rate for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025 was primarily related to the mix of earnings between jurisdictions and the impact of discrete items.
Our effective tax rate for the three months ended April 3, 2026, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
COMPREHENSIVE INCOME
Comprehensive income decreased by $105 million during the first quarter as compared to the comparable period in 2025 due to unfavorable changes in foreign currency translation of $72 million, partially offset by a $24 million increase in net earnings from continuing operations and a $3 million increase from hedge adjustments. Additionally, there was a $59 million decrease in net earnings from discontinued operations.
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
As of April 3, 2026, we held approximately $356 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 90% was held outside of the United States.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances under our Commercial Paper Programs, which are supported by our $2.0 billion Revolving Credit Facility. In addition to providing support for our Commercial Paper Programs, the Revolving Credit Facility can also be used for working capital and other general corporate purposes. As of April 3, 2026, no borrowings were outstanding under the Revolving Credit Facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
We continue to monitor the financial markets, the stability of U.S. and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources is impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. As of April 3, 2026, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
Refer to Note 4 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Total operating cash provided by continuing operations	$220.4	$191.8

Purchases of property, plant and equipment	$(26.6)	$(21.1)
All other investing activities	(0.1)	(1.0)
Total investing cash used in continuing operations	$(26.7)	$(22.1)

Net proceeds from commercial paper borrowings	$591.7	$80.7
Repurchase of common shares	(500.2)	(202.6)
Payment of dividends	(18.4)	(27.2)
Repayment of borrowings (maturities greater than 90 days)	(292.9)	—
All other financing activities	(8.7)	8.1
Total financing cash used in continuing operations	$(228.5)	$(141.0)
Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $220 million during the first quarter, representing an increase of $29 million when compared to the comparable period of 2025. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increase of $27 million in operating cash flows from net earnings, net of non-cash items (Amortization, Depreciation, and Stock-based compensation).
•The aggregate cash generated from accounts receivable was entirely offset by cash used in inventories and trade accounts payable during the first quarter. The aggregate changes in accounts receivable, inventories, and trade accounts payable generated $18 million in the comparable period of 2025. The amount of cash flow generated from or used in a period depends upon how effectively we manage the cash conversion cycle, which can be impacted by timing of revenue and collection from customers, vendor cash disbursement, and purchases of materials and components for certain businesses.
•The aggregate changes in prepaid expenses and other assets, and accrued expenses and other liabilities used $51 million of cash in the first quarter as compared to using $71 million of cash in the comparable period of 2025. The year-over-year changes were driven primarily by timing differences related to contract assets, contract liabilities, and payments of interest.
Investing Activities
Investing cash outflows from continuing operations in the first quarter were $5 million greater than the comparable period of 2025, driven by higher capital expenditures.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers.

Financing Activities
Financing cash flows from continuing operations consist primarily of issuances and repayments of debt and commercial paper, payments of cash dividends to shareholders and share repurchases.
In the first quarter, financing activities from continuing operations used cash of $229 million, reflecting the following transactions:
•We incurred $592 million in net commercial paper borrowings.
•We repurchased 8.9 million shares of our common stock for approximately $500 million.
•We made dividend payments to common shareholders totaling $18 million.
•On February 13, 2026, Fortive repaid upon maturity the $292.9 million of outstanding principal of the 3.7% Euro-denominated senior unsecured notes due 2026 using net proceeds from the commercial paper programs.
In the comparable 2025 period, financing activities from continuing operations used cash of $141 million, reflecting the following transactions:
•We incurred $81 million in net commercial paper borrowings.
•We repurchased 2.5 million shares of our common stock for approximately $203 million.
•We made dividend payments to common shareholders totaling $27 million.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three-month periods ended April 3, 2026 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables is limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2025 Annual Report on Form 10-K. There were no material changes during the three-month period ended April 3, 2026 to the information reported in our 2025 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the first quarter.
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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2025 Annual Report on Form 10-K. There were no material changes during the quarter ended April 3, 2026 to the risk factors reported in the “Risk Factors” section of our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2022, our Board adopted a share repurchase program (the “General Share Repurchase Program”), under which our Board has made various authorizations for the total repurchase of up to 58.8 million shares of our common stock. In 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Share Repurchase Program”) under which we may repurchase up to $550 million of our common stock exclusively from the proceeds we received from Ralliant in connection with the Separation.
As of April 3, 2026, there were 6.6 million shares and $67.5 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by the Company's management based on market conditions and other factors. The repurchase programs may be suspended or discontinued at any time by the Board of Directors.
The following table provides details about our share repurchases, including those pursuant to a 10b5-1 plan, during the fiscal quarter ended April 3, 2026.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the General Share Repurchase Program	Maximum approximate dollar value that may yet be purchased under the Special Share Repurchase Program
January 1 - January 31	2,023,081	$53.87	2,023,081	13,480,182	$67,483,059
February 1 - February 28	5,059,059	56.99	5,059,059	8,421,123	67,483,059
March 1 - April 3	1,812,585	56.67	1,812,585	6,608,538	67,483,059
Total	8,894,725	$56.21	8,894,725	6,608,538	$67,483,059
ITEM 5. OTHER INFORMATION
Trading Plans
During the first quarter ended April 3, 2026, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Third Amended and Restated Credit Agreement, dated March 17, 2026, among Fortive Corporation, Bank of America, N.A., as Administrative Agent and USD Swing Line Lender, Bank of America, N.A. London Branch, as Alternative Currency Swing Line Lender, and the lenders referred to therein. (Incorporated by reference from Exhibit 10.1 to Fortive Corporation's Current Report on Form 8-K, filed on March 20, 2026. Commission File No. 1-37654).

10.2	Form of Fortive Corporation Performance Stock Unit Agreement.*†

10.3	Form of Fortive Corporation Non-Employee Directors Restricted Stock Unit Agreement.*†

10.4	Form of Fortive Corporation Non-Employee Directors Deferred Compensation Restricted Stock Unit Agreement.*†

10.5	Form of Fortive Corporation Restricted Stock Unit Agreement.*†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: April 30, 2026	By:	/s/ Mark D. Okerstrom
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

Date: April 30, 2026	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer