Form 10-Q
period 2026-07-03
Fortive Corp
filed 2026-07-29
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 24, 2026 was 302,017,052.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	July 3, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$374.2	$375.5
Accounts receivable less allowance for doubtful accounts of $18.8 and $18.8, respectively	657.8	683.6
Inventories:
Finished goods	180.0	169.9
Work in process	13.3	12.3
Raw materials	117.5	109.6
Inventories	310.8	291.8
Prepaid expenses and other current assets	249.4	234.0
Current assets, discontinued operations	4.9	20.8
Total current assets	1,597.1	1,605.7

Property, plant and equipment, net of accumulated depreciation of $454.7 and $430.2, respectively	280.3	269.8
Other assets	375.8	375.5
Goodwill	7,339.7	7,298.3
Other intangible assets, net	2,022.1	2,188.4
Total assets	$11,615.0	$11,737.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$899.5
Trade accounts payable	427.9	436.4
Accrued expenses and other current liabilities	858.7	910.7
Total current liabilities	1,286.6	2,246.6

Other long-term liabilities	749.7	723.5
Long-term debt	3,509.3	2,306.5

Equity:
Common stock: $0.01 par value, 2,000 shares authorized; 371.7 and 366.6 issued; 302.6 and 313.4 outstanding, respectively	3.7	3.7
Additional paid-in capital	4,262.7	4,210.0
Treasury shares, at cost	(3,936.3)	(3,229.8)
Retained earnings	5,685.7	5,428.5
Accumulated other comprehensive income	44.8	41.0
Total Fortive stockholders’ equity	6,060.6	6,453.4
Noncontrolling interests	8.8	7.7
Total stockholders’ equity	6,069.4	6,461.1
Total liabilities and equity	$11,615.0	$11,737.7

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales:
Products and software	$876.8	$812.5	$1,737.6	$1,617.2
Services	220.0	203.9	428.6	392.3
Total sales	1,096.8	1,016.4	2,166.2	2,009.5

Cost of Sales:
Products and software	(287.4)	(277.1)	(568.5)	(539.7)
Services	(114.1)	(93.8)	(226.9)	(186.8)
Total cost of sales	(401.5)	(370.9)	(795.4)	(726.5)

Gross profit	695.3	645.5	1,370.8	1,283.0
Operating costs:
Selling, general and administrative	(417.9)	(408.5)	(835.2)	(816.7)
Research and development	(67.5)	(67.2)	(134.0)	(131.2)
Operating profit	209.9	169.8	401.6	335.1
Non-operating income (expense), net:
Interest expense, net	(35.4)	(32.1)	(67.0)	(64.1)
Other non-operating income, net	5.0	1.9	8.5	2.3
Earnings from continuing operations before income taxes	179.5	139.6	343.1	273.3
Income taxes	(22.2)	(28.0)	(49.4)	(49.1)
Net earnings from continuing operations	157.3	111.6	293.7	224.2
Net earnings from discontinued operations	—	55.0	—	114.3
Net earnings	$157.3	$166.6	$293.7	$338.5

Net earnings per common share from continuing operations:
Basic	$0.52	$0.33	$0.96	$0.66
Diluted	$0.51	$0.33	$0.95	$0.65
Net earnings per common share from discontinued operations:
Basic	$—	$0.16	$—	$0.34
Diluted	$—	$0.16	$—	$0.34
Net earnings per share:
Basic	$0.52	$0.49	$0.96	$0.99
Diluted	$0.51	$0.49	$0.95	$0.99
Average common stock and common equivalent shares outstanding:
Basic	304.2	339.6	306.9	340.3
Diluted	307.6	341.7	310.2	343.2

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net earnings	$157.3	$166.6	$293.7	$338.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	2.7	108.0	0.5	178.1
Pension and post-retirement plan benefit adjustments	(0.1)	—	(0.2)	—
Hedge adjustments	0.7	—	3.4	—
Total other comprehensive income, net of income taxes	3.3	108.0	3.7	178.1
Comprehensive income	$160.6	$274.6	$297.4	$516.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2025	313.4	$3.7	$4,210.0	$(3,229.8)	$5,428.5	$41.1	$7.7
Net earnings for the period	—	—	—	—	136.4	—	—
Common stock repurchases	(8.9)	—	—	(504.5)	—	—	—
Dividends to common stockholders	—	—	—	—	(18.4)	—	—
Other comprehensive income (loss)	—	—	—	—	—	0.4	—
Stock based compensation	1.6	—	40.2	—	—	—	—
Shares withheld for taxes	(0.5)	—	(24.5)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, April 3, 2026	305.6	$3.7	$4,225.7	$(3,734.3)	$5,546.5	$41.5	$8.3
Net earnings for the period	—	—	—	—	157.3	—	—
Common stock repurchases	(3.3)	—	—	(202.0)	—	—	—
Dividends to common stockholders	—	—	—	—	(18.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	3.3	—
Stock based compensation	0.3	—	38.4	—	—	—	—
Shares withheld for taxes	—	—	(1.4)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.5
Balance, July 3, 2026	302.6	$3.7	$4,262.7	$(3,936.3)	$5,685.7	$44.8	$8.8

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	171.9	—	—
Common stock repurchases	(2.5)	—	—	(203.6)	—	—	—
Dividends to common stockholders	—	—	—	—	(27.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	70.1	—
Stock based compensation	1.5	—	64.4	—	—	—	—
Shares withheld for taxes	(0.3)	—	(27.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance, March 28, 2025	339.9	$3.7	$4,071.6	$(1,815.9)	$8,372.3	$(395.3)	$6.9
Net earnings for the period	—	—	—	—	166.6	—	—
Common stock repurchases	(1.9)	—	—	(136.3)	—	—	—
Dividends to common stockholders	—	—	—	—	(27.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	108.0	—
Stock based compensation	0.2	—	36.2	—	—	—	—
Shares withheld for taxes	—	—	(1.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 27, 2025	338.2	$3.7	$4,106.0	$(1,952.2)	$8,511.9	$(287.3)	$7.1
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net earnings	$293.7	$338.5
Less: net earnings from discontinued operations	—	(114.3)
Net earnings from continuing operations	293.7	224.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	184.7	182.8
Depreciation	42.4	34.4
Stock-based compensation	45.2	46.0
Change in certain assets and liabilities:
Change in accounts receivable, net	26.0	65.2
Change in inventories	(20.0)	(39.7)
Change in trade accounts payable	(7.4)	17.0
Change in prepaid expenses and other assets	(2.5)	(23.3)
Change in accrued expenses and other liabilities	(43.0)	(109.8)
Total operating cash provided by continuing operations	519.1	396.8
Total operating cash provided by discontinued operations	1.9	156.1
Net cash provided by operating activities	521.0	552.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(54.7)	(46.1)
Cash paid for acquisitions, net of cash received	(58.1)	—
All other investing activities	4.7	11.0
Total investing cash used in continuing operations	(108.1)	(35.1)
Total investing cash used in discontinued operations	—	(15.7)
Net cash used in investing activities	(108.1)	(50.8)

Cash flows from financing activities:
Net proceeds from commercial paper borrowings	433.6	(253.2)
Repurchase of common shares	(700.3)	(337.6)
Payment of dividends	(18.4)	(54.2)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,088.5	—
Repayment of borrowings (maturities greater than 90 days)	(1,192.9)	—
Proceeds from Ralliant Dividend	—	1,150.0
All other financing activities	(10.7)	7.5
Total financing cash (used in) provided by continuing operations	(400.2)	512.5
Total financing cash used in discontinued operations	—	(3.2)
Net cash (used in) provided by financing activities	(400.2)	509.3

Effect of exchange rate changes on cash and equivalents	4.1	8.0
Net change in cash, cash equivalents, and restricted cash	16.8	1,019.4
Beginning balance of cash, cash equivalents, and restricted cash	375.5	813.3
Ending balance of cash, cash equivalents, and restricted cash (a)	$392.3	$1,832.7

(a) Balance as of July 3, 2026 includes $18.1 million of restricted cash recorded within Prepaid expenses and other current assets in the Consolidated Condensed Balance Sheets, which relates to cash held in escrow for dividend payments which were made to shareholders on July 6, 2026.

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
We prepared the unaudited consolidated condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, we believe the disclosures are adequate to make the information presented not misleading. Reclassifications of certain prior year amounts in the Consolidated Statements of Cash Flows have been made to conform to current year presentation. The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2025 and the footnotes (“Notes”) thereto included within our 2025 Annual Report on Form 10-K. Certain of our operations have been presented as discontinued operations. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off.
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended July 3, 2026, are not necessarily indicative of the results for the full year.
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

Acquisitions
During the three months ended July 3, 2026, we made a bolt-on acquisition in our AHS segment that is intended to accelerate our strategy and strengthen our product portfolio. We paid aggregate cash consideration of €51 million (approximately $58 million), net of acquired cash, to acquire a majority ownership interest. In early 2029, we will acquire the remaining ownership interest for contingent consideration of up to €20 million. We recorded approximately $52 million of goodwill, which is not tax deductible, and $20 million of intangible assets consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities are immaterial. The revenues and operating results in the three months ended July 3, 2026 were also immaterial.
The purchase price allocation is preliminary and is based on estimates and assumptions used in determining the fair value of the net assets acquired. Accordingly, the allocation may be adjusted as additional information becomes available regarding the fair value of assets acquired and liabilities assumed. Adjustments are recorded as soon as practicable within the measurement period, but in no event later than one year from the acquisition date.
Accumulated Other Comprehensive Loss
We designate a portion of the 3.7% Euro-denominated senior unsecured notes due 2029 as a net investment hedge on our investment in applicable foreign operations. As such, the after-tax foreign currency transaction gains and losses on the debt were deferred in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. Any amounts deferred in AOCI will remain until the hedged investment is sold or substantially liquidated.
We recognized after-tax foreign currency transaction gains of $3.8 million and $15.9 million during the three and six-month periods ended July 3, 2026, respectively, and losses of $103.3 million and $160.3 million during the three and six-month periods ended June 27, 2025, respectively, on the debt that was deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recorded no ineffectiveness from our net investment hedges during the three and six-month periods ended July 3, 2026 and June 27, 2025. During the three and six-month periods ended July 3, 2026 and June 27, 2025, the foreign currency transaction impacts associated with Euro-denominated notes not designated as a net investment hedge were immaterial.
We recognized gains on our treasury lock contract designated as a cash flow hedge of $1.1 million and $4.6 million in the three and six-month periods ended July 3, 2026, respectively, which are recorded within the hedge adjustments component of AOCI. The treasury lock contract was settled in the three months ended July 3, 2026. The gain will be amortized to interest expense in the Consolidated Condensed Statements of Earnings ratably over 10 years, aligning to the tenor of the 5.25% senior unsecured notes due 2036.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Hedge adjustments	Total
For the Three Months Ended July 3, 2026:
Balance, April 3, 2026	$56.6	$(17.8)		$2.7	$41.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	4.7	—		1.1	5.8
Income tax impact	(2.0)	—		(0.3)	(2.3)
Other comprehensive income before reclassifications, net of income taxes	2.7	—		0.8	3.5
Amounts reclassified from AOCI into income, net of income taxes	—	(0.1)	(b)	(0.1)	(0.2)
Net current period other comprehensive income (loss), net of income taxes	2.7	(0.1)		0.7	3.3
Balance, July 3, 2026	$59.3	$(17.9)		$3.4	$44.8

For the Three Months Ended June 27, 2025:
Balance, March 28, 2025	$(361.3)	$(34.0)		$—	$(395.3)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	120.7	—		—	120.7
Income tax impact	(12.7)	—		—	(12.7)
Other comprehensive income before reclassifications, net of income taxes	108.0	—		—	108.0
Amounts reclassified from AOCI into income, net of income taxes	—	—	(c)	—	—
Net current period other comprehensive income, net of income taxes	108.0	—		—	108.0
Balance, June 27, 2025	$(253.3)	$(34.0)		$—	$(287.3)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9 in our 2025 Annual Report on Form 10-K for additional details).
(c) Amount was rounded to zero.

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Hedge adjustments	Total
For the Six Months Ended July 3, 2026:
Balance, December 31, 2025	$58.8	$(17.7)		$—	$41.1
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	10.6	—		4.6	15.2
Income tax impact	(10.1)	—		(1.1)	(11.2)
Other comprehensive income before reclassifications, net of income taxes	0.5	—		3.5	4.0
Amounts reclassified from AOCI into income, net of income taxes	—	(0.2)	(b)	(0.1)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	0.5	(0.2)		3.4	3.7
Balance, July 3, 2026	$59.3	$(17.9)		$3.4	$44.8

For the Six Months Ended June 27, 2025:
Balance, December 31, 2024	$(431.4)	$(34.0)		$—	$(465.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	198.7	—		—	198.7
Income tax impact	(20.6)	—		—	(20.6)
Other comprehensive income before reclassifications, net of income taxes	178.1	—		—	178.1
Amounts reclassified from AOCI into income, net of income taxes	—	—	(c)	—	—
Net current period other comprehensive income, net of income taxes	178.1	—		—	178.1
Balance, June 27, 2025	$(253.3)	$(34.0)		$—	$(287.3)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9 in our 2025 Annual Report on Form 10-K for additional details).
(c) Amount was rounded to zero.
Restructuring
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by the end of 2026. The nature of the plan is related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During the three months ended July 3, 2026 and June 27, 2025, we incurred charges of $2.4 million and $7.9 million, respectively. During the six months ended July 3, 2026 and June 27, 2025, we incurred charges of $8.7 million and $11.4 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings. The accrued restructuring costs as of July 3, 2026 and December 31, 2025 were approximately $9 million and $13 million, respectively, and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.

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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for environmental credits and related environmental credit obligations. This standard is effective for fiscal year ending December 31, 2028 and interim periods within 2028, with early adoption permitted, and must be applied on a retrospective basis. We anticipate that the impact on our consolidated financial statements will be immaterial.
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
NOTE 2. DISCONTINUED OPERATIONS
As part of the Separation, Ralliant paid a $1.15 billion cash dividend to Fortive prior to the Distribution Date (the “Ralliant Dividend”), which is recorded within the Financing Activities section of the Consolidated Condensed Statements of Cash Flows.
In connection with the Separation, the Company incurred $40 million and $63 million in Separation-related costs during the three and six months ended June 27, 2025, respectively, which were recorded within net earnings (loss) from discontinued operations in the Consolidated Condensed Statements of Earnings. These costs were primarily related to professional fees associated with finance, tax, legal, banking and information technology services as well as redundant general and administrative costs.
Fortive and Ralliant entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a Fort solutions license agreement. These agreements provide for the allocation between Fortive and Ralliant of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. The amounts paid and received by Fortive for transition services provided under the above agreements as well as sales and purchases to and from Ralliant were not material to the Company’s results of operations during the three and six months ended July 3, 2026.
The assets from discontinued operations were $4.9 million as of July 3, 2026, which consisted primarily of receivables from Ralliant related to the tax matters agreement, and $20.8 million as of December 31, 2025, which consisted of receivables from Ralliant related to the tax matters agreement and pass-through arrangements. Net cash payments received from Ralliant as reimbursement for pass-through costs paid on Ralliant’s behalf were immaterial in the three months ended July 3, 2026 and $17.4 million in the six months ended July 3, 2026. This activity is recorded within operating cash provided by discontinued operations in the Consolidated Condensed Statements of Cash Flows.

The key components of income from discontinued operations were as follows ($ in millions):

	Three Months Ended	Six Months Ended
	June 27, 2025	June 27, 2025
Sales	$502.4	$983.5
Cost of sales	(252.2)	(489.9)
Selling, general and administrative expenses	(155.9)	(289.9)
Research and development expenses	(41.9)	(83.0)
Other expenses	—	(0.5)
Earnings (loss) from discontinued operations before income taxes	52.4	120.2
Income taxes	2.6	(5.9)
Net earnings from discontinued operations	$55.0	$114.3
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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation liabilities, as of July 3, 2026	—	39.9	—	39.9
Deferred compensation liabilities, as of December 31, 2025	—	39.1	—	39.1
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
Non-recurring Fair Value Measurements
Certain non-financial assets and financial assets that are not required to be measured at fair value on a recurring basis are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and six months ended July 3, 2026, and recorded no impairments.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	July 3, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$—	$—	$899.5	$895.7
Long-term debt, net of current maturities	3,509.3	3,432.8	2,306.5	2,239.2
As of July 3, 2026 and December 31, 2025, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 4. FINANCING
The components of our debt were as follows ($ in millions):

	July 3, 2026	December 31, 2025
Commercial paper programs	$1,076.6	$650.0
4.75% senior unsecured notes due 2031	600.0	—
5.25% senior unsecured notes due 2036	500.0	—
4.30% senior unsecured notes due 2046	550.0	550.0
3.70% Euro-denominated senior unsecured notes due 2029	800.6	822.2
3.15% senior unsecured notes due 2026	—	900.0
3.70% Euro-denominated senior unsecured notes due 2026	—	291.3
Long-term debt, principal amounts	3,527.2	3,213.5
Less: aggregate unamortized debt discounts, premiums, and issuance costs	17.9	7.5
Long-term debt, carrying value	3,509.3	3,206.0
Less: current portion of long-term debt, carrying value	—	899.5
Long-term debt, net of current maturities	$3,509.3	$2,306.5
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on March 17, 2031 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our Commercial Paper Programs, can also be used for working capital and other general corporate purposes. As of July 3, 2026, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.

The details of our outstanding Commercial Paper Programs as of July 3, 2026 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$824.0	4.02%	12
Euro-denominated commercial paper	251.2	2.45%	25
(a) Net of unamortized debt discount.
We classified our borrowings outstanding under the Commercial Paper Programs as of July 3, 2026 as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Senior Unsecured Notes Due 2031 and 2036
On May 14, 2026, we completed the registered offering of the following senior unsecured notes:
•$600 million in aggregate principal amount of our 4.75% senior unsecured notes due 2031 (the “2031 Notes”) issued at 99.771% of their principal amount and bearing interest at 4.75% per annum. The 2031 Notes mature on May 15, 2031 with interest payable in arrears on May 15 and November 15 of each year, beginning in November 2026.
•$500 million in aggregate principal amount of our 5.25% senior unsecured notes due 2036 (the “2036 Notes”) issued at 99.685% of their principal amount and bearing interest at 5.25% per annum. The 2036 Notes mature on May 15, 2036 with interest payable in arrears on May 15 and November 15 of each year, beginning in November 2026.

The net proceeds from the offering, after underwriting discounts and commissions and offering expenses, were approximately $1.1 billion. We used the net proceeds to repay the $900 million of outstanding principal of the 3.15% senior unsecured notes due 2026, and the accrued interest thereon, and for other general corporate purposes.

We may redeem the 2031 Notes and the 2036 Notes at our option, in whole or in part, at any time and from time to time. Prior to April 15, 2031 for the 2031 Notes and February 15, 2036 for the 2036 Notes (each, respectively, the “Par Call Date”), we may redeem the 2031 Notes and the 2036 Notes, as applicable, at the corresponding make-whole redemption price as specified in the indentures. On or after the applicable Par Call Date, the redemption price will equal 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest up to, but not including, the redemption date. The 2031 Notes and 2036 Notes contain customary covenants, none of which are considered restrictive to our operations.

If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the 2031 Notes and 2036 Notes from each holder at a purchase price equal to 101% of the principal amount thereof being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the indentures. Except in connection with a change of control triggering event, the 2031 Notes and 2036 Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the notes.
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

As of July 3, 2026, we were in compliance with all applicable debt covenants.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not based only on the passage of time. Contract assets were $145 million as of July 3, 2026 and $151 million as of December 31, 2025. Contract assets are recorded within Prepaid expenses and other current assets and Other assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of July 3, 2026 and December 31, 2025, we had $80 million and $75 million, respectively, in net revenue-related contract cost assets primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets are amortized over the period of benefit, which is typically between three and five years. For incremental costs to obtain contracts with a duration of one year or less, we apply the practical expedient to expense such costs as incurred.
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
Our contract liabilities consisted of the following ($ in millions):

	July 3, 2026	December 31, 2025
Deferred revenue - current	$452.0	$440.3
Deferred revenue - noncurrent	24.7	24.1
Total contract liabilities	$476.7	$464.4
During the three and six months ended July 3, 2026, we recognized revenue of $116 million and $287 million, respectively, related to our contract liabilities at December 31, 2025. The change in our contract liabilities from December 31, 2025 to July 3, 2026 was primarily due to the timing of billings and recognition of revenue for subscription-based software contracts, PCS, and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.

The aggregate remaining performance obligations attributable to each of our segments are as follows ($ in millions):

July 3, 2026
Intelligent Operating Solutions	$714.9
Advanced Healthcare Solutions	109.9
Total remaining performance obligations	$824.8
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
Disaggregation of revenue is presented as follows ($ in millions):

	Three Months Ended
	Total		Intelligent Operating Solutions		Advanced Healthcare Solutions
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales:
Products and software	$876.8	$812.5	$610.8	$562.6	$266.0	$249.9
Services	220.0	203.9	147.4	134.3	72.6	69.6
Total	$1,096.8	$1,016.4	$758.2	$696.9	$338.6	$319.5

Geographic:
North America (a)	$660.5	$607.5	$466.5	$421.5	$194.0	$186.0
Asia-Pacific	190.1	175.7	120.2	107.5	69.9	68.2
Europe, Middle East, and Africa	181.3	181.2	136.7	138.0	44.6	43.2
Latin America	64.9	52.0	34.8	29.9	30.1	22.1
Total	$1,096.8	$1,016.4	$758.2	$696.9	$338.6	$319.5

End markets:
Healthcare	$331.8	$313.3	$10.8	$10.9	$321.0	$302.4
Industrial & Manufacturing	316.4	288.6	311.9	284.1	4.5	4.5
Energy & Infrastructure	179.6	167.5	179.6	167.5	—	—
Government	93.4	91.6	83.9	82.4	9.5	9.2
Retail	87.2	75.0	87.2	75.0	—	—
Other	88.4	80.4	84.8	77.0	3.6	3.4
Total	$1,096.8	$1,016.4	$758.2	$696.9	$338.6	$319.5

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 56% of total Fortive sales for the three months ended July 3, 2026 and June 27, 2025.

	Six Months Ended
	Total		Intelligent Operating Solutions		Advanced Healthcare Solutions
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales:
Products and software	$1,737.6	$1,617.2	$1,216.7	$1,131.5	$520.9	$485.7
Services	428.6	392.3	284.7	256.3	143.9	136.0
Total	$2,166.2	$2,009.5	$1,501.4	$1,387.8	$664.8	$621.7

Geographic:
North America (a)	$1,295.0	$1,202.6	$907.1	$836.5	$387.9	$366.1
Asia-Pacific	384.8	360.9	247.6	227.0	137.2	133.9
Europe, Middle East, and Africa	373.1	348.5	286.7	268.5	86.4	80.0
Latin America	113.3	97.5	60.0	55.8	53.3	41.7
Total	$2,166.2	$2,009.5	$1,501.4	$1,387.8	$664.8	$621.7

End markets:
Healthcare	$652.5	$609.6	$23.0	$21.6	$629.5	$588.0
Industrial & Manufacturing	630.6	587.0	621.5	578.0	9.1	9.0
Energy & Infrastructure	358.3	333.1	358.3	333.1	—	—
Government	177.4	174.0	158.5	156.0	18.9	18.0
Retail	174.9	146.8	174.9	146.8	—	—
Other	172.5	159.0	165.2	152.3	7.3	6.7
Total	$2,166.2	$2,009.5	$1,501.4	$1,387.8	$664.8	$621.7

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 56% of total Fortive sales for the six months ended July 3, 2026 and June 27, 2025.
NOTE 6. INCOME TAXES
Our effective tax rate for the three and six months ended July 3, 2026 was 12.4% and 14.4%, respectively, as compared to 20.1% and 18.0%, for the three and six months ended June 27, 2025, respectively. The decrease in the effective tax rate for the three and six months ended July 3, 2026 as compared to the three and six months ended June 27, 2025 was primarily related to the mix of earnings between jurisdictions and changes in valuation allowances.
Our effective tax rate for the three and six months ended July 3, 2026, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 7. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”), provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of July 3, 2026, approximately 11 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 13 of our 2025 Annual Report on Form 10-K.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Stock Awards:
Pretax compensation expense	$21.9	$18.3	$40.5	$36.2
Income tax benefit	(3.7)	(3.4)	(6.8)	(6.4)
Stock Award expense, net of income taxes	18.2	14.9	33.7	29.8
Stock options:
Pretax compensation expense	2.0	4.3	4.7	9.8
Income tax benefit	(0.3)	(0.5)	(0.6)	(1.4)
Stock option expense, net of income taxes	1.7	3.8	4.1	8.4
Total stock-based compensation:
Pretax compensation expense	23.9	22.6	45.2	46.0
Income tax benefit	(4.0)	(3.9)	(7.4)	(7.8)
Total stock-based compensation expense, net of income taxes	$19.9	$18.7	$37.8	$38.2
The following summarizes the unrecognized compensation cost for the Stock Plan awards and stock options as of July 3, 2026. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$131.0
Stock options	11.3
Total unrecognized compensation cost	$142.3
NOTE 8. LEASES
Operating lease costs for each period are presented as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Operating lease costs	$7.6	$6.3	$16.3	$13.9
Supplemental information related to operating leases for each period is presented as follows ($ in millions):

	As of
	July 3, 2026	December 31, 2025
Right-of-use (“ROU”) assets (a)	$85.2	$96.1
Operating lease liabilities (b)	88.8	100.6

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash paid for operating leases	16.6	15.4
ROU assets obtained in exchange for operating lease obligations	2.2	0.1
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
For the three months ended July 3, 2026 and June 27, 2025, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 1.0 million and 2.2 million, respectively. For the six months ended July 3, 2026 and June 27, 2025, the anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 1.0 million and 1.9 million, respectively.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Numerator
Net earnings from continuing operations	$157.3	$111.6	$293.7	$224.2

Denominator
Weighted average common shares outstanding used in basic earnings per share	304.2	339.6	306.9	340.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.4	2.1	3.3	2.9
Weighted average common shares outstanding used in diluted earnings per share	307.6	341.7	310.2	343.2

Net earnings from continuing operations per common share - Basic	$0.52	$0.33	$0.96	$0.66
Net earnings from continuing operations per common share - Diluted	$0.51	$0.33	$0.95	$0.65
Share Repurchase Programs
In February 2022, our Board of Directors (the “Board”) adopted a share repurchase program (the “General Share Repurchase Program”), under which our Board has made various authorizations for the repurchase of shares of our common stock. On May 4, 2026, the Board made a new authorization of 14.4 million shares, for a total cumulative authorization of 73.2 million shares as of July 3, 2026. In 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Share Repurchase Program”) under which we may repurchase up to $550 million of our common stock exclusively from the proceeds we received from Ralliant in connection with the Separation.
As of July 3, 2026, there were 17.7 million shares and $66.7 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by our management based on market conditions, tax regulation and other factors. The repurchase programs may be suspended or discontinued at any time by the Board.
During the three and six months ended July 3, 2026, the Company purchased 3.4 million and 12.3 million shares of its common stock at an average share price of $59.54 and $57.13, respectively. During the three and six months ended June 27, 2025, the Company purchased 1.9 million and 4.4 million shares of its common stock at an average share price of $71.15 and $76.76, respectively. Common stock repurchases, in excess of issuances, are subject to a 1% excise tax in the United States, which is recorded as part of the cost basis of the shares acquired and shown within Common stock repurchases in the Consolidated Condensed Statements of Changes in Equity. The payment of the excise tax is recorded within All other financing activities in the Financing Activities section of the Consolidated Condensed Statements of Cash Flows.

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
Segment results are presented as follows ($ in millions):

	Three Months Ended July 3, 2026
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,096.8	$758.2	$338.6	$—
Cost of sales	(401.5)	(260.7)	(140.8)	—
Gross profit	695.3	497.5	197.8	—
Operating expenses	(485.4)	(294.0)	(159.5)	(31.9)
Operating profit (loss)	209.9	203.5	38.3	(31.9)
Non-operating income (expense), net
Interest expense, net	(35.4)	—	—	(35.4)
Other non-operating income (expense), net	5.0	—	—	5.0
Earnings from continuing operations before income taxes	$179.5	$203.5	$38.3	$(62.3)

Depreciation and amortization expenses	$(113.5)	$(64.1)	$(49.2)	$(0.2)

Capital expenditures	$(28.1)	$(20.0)	$(8.1)	$—

	Three Months Ended June 27, 2025
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,016.4	$696.9	$319.5	$—
Cost of sales	(370.9)	(240.9)	(130.0)	—
Gross profit	645.5	456.0	189.5	—
Operating expenses	(475.7)	(285.2)	(153.7)	(36.8)
Operating profit (loss)	169.8	170.8	35.8	(36.8)
Non-operating income (expense), net
Interest expense, net	(32.1)	—	—	(32.1)
Other non-operating income (expense), net	1.9	—	—	1.9
Earnings from continuing operations before income taxes	$139.6	$170.8	$35.8	$(67.0)

Depreciation and amortization expenses	$(109.2)	$(58.6)	$(50.3)	$(0.3)

Capital expenditures	$(25.0)	$(20.1)	$(4.9)	$—

	Six Months Ended July 3, 2026
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$2,166.2	$1,501.4	$664.8	$—
Cost of sales	(795.4)	(520.1)	(275.3)	—
Gross profit	1,370.8	981.3	389.5	—
Operating expenses	(969.2)	(591.6)	(318.5)	(59.1)
Operating profit (loss)	401.6	389.7	71.0	(59.1)
Non-operating income (expense), net
Interest expense, net	(67.0)	—	—	(67.0)
Other non-operating income (expense), net	8.5	—	—	8.5
Earnings from continuing operations before income taxes	$343.1	$389.7	$71.0	$(117.6)

Depreciation and amortization expenses	$(227.1)	$(126.5)	$(100.0)	$(0.6)

Capital expenditures	$(54.7)	$(40.7)	$(14.0)	$—

	Six Months Ended June 27, 2025
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$2,009.5	$1,387.8	$621.7	$—
Cost of sales	(726.5)	(472.4)	(254.1)	—
Gross profit	1,283.0	915.4	367.6	—
Operating expenses	(947.9)	(570.0)	(310.1)	(67.8)
Operating profit (loss)	335.1	345.4	57.5	(67.8)
Non-operating income (expense), net
Interest expense, net	(64.1)	—	—	(64.1)
Other non-operating income (expense), net	2.3	—	—	2.3
Earnings from continuing operations before income taxes	$273.3	$345.4	$57.5	$(129.6)

Depreciation and amortization expenses	$(217.2)	$(116.8)	$(99.8)	$(0.6)

Capital expenditures	$(46.1)	$(37.1)	$(8.9)	$(0.1)
Segment Assets:

	As of
($ in millions)	July 3, 2026	December 31, 2025
Intelligent Operating Solutions	$6,243.7	$6,346.0
Advanced Healthcare Solutions	4,832.6	4,861.6
Total segment assets	11,076.3	11,207.6
Other (a)	533.8	509.3
Total assets, discontinued operations	4.9	20.8
Total assets	$11,615.0	$11,737.7

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
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; impact of government actions, including tariffs and tariff refunds, other trade policies, government spending and tax laws; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, capital allocation, financing, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, financing, stock repurchases, and dividends; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; the anticipated impacts and benefits of the completed separation of Ralliant; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology, such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods, are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
OVERVIEW
General
Fortive is a multinational business with global operations, with approximately 44% of our sales derived from customers outside the United States in 2025. As a company with global operations, our businesses are affected by worldwide, regional, and industry-specific economic conditions, trade policies, fiscal policies, regulatory factors, and political factors. Our geographic and industry diversity, as well as the range of products, software, and services we offer, typically help limit the impact of any one industry or the economy of any single country, except for the United States, on our operating results. Given the broad range of products manufactured, software and services provided, and geographies served, we do not use any indices other than general economic trends to predict the overall outlook for the Company. Our individual businesses monitor key competitors and customers, including their sales, to the extent possible, to gauge relative performance and the outlook for the future.
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

Business Trends
Our financial outlook is subject to various assumptions and risks, including but not limited to: ongoing geopolitical events; wars and hostilities in the Middle East and in Ukraine, including the corresponding impact on energy costs, interest rates, cybersecurity, international trade, and global economic conditions; monetary policies; inflationary pressures on expenses and pricing; uncertainties in governmental policies on international trade, regulations, sanctions, and healthcare; operational challenges from existing, new, increased, or the uncertain status of tariffs, including in some cases, subsequent rollbacks, refunds, or suspensions; foreign exchange rate volatility, including the impact of unhedged foreign currency debts; reduction in U.S. government spending due to H.R.1, also known as the One Big Beautiful Bill Act (“OBBBA”); and overall fiscal policies, including investment and taxation policy initiatives being considered in the U.S.; the incremental impacts of the Pillar Two initiative from the Organization for Economic Co-operation and Development (“OECD”); and the impact from the Separation.
In addition, our financial outlook is subject to the impact of the Supreme Court of the United States ruling invalidating certain tariffs imposed under the International Emergency Economic Powers Act (the “IEEPA Ruling”). As a result of the IEEPA Ruling, the U.S. Customs and Border Protection (“CBP”) has established a system to process IEEPA tariff refund claims. We have submitted claims under this process and expect to continue doing so, as permitted. As refund claims are accepted by CBP, we recognize the approved amounts within cost of sales. The ultimate recoverability, timing, and amount of any such refunds remain uncertain and are subject to CBP review, as well as further legal, regulatory, and administrative developments. In addition, in response to the IEEPA Ruling, the current administration has imposed, and is expected to further impose, new tariffs under other existing authorizations. Impacts of the IEEPA Ruling and any new responsive tariffs, including our ability to mitigate fully any such new tariffs, are uncertain and may include changes to operational and transaction costs; pricing or cost responses by customers, suppliers, and other supply chain partners; actions by other countries, including changes to counter‑tariffs or related trade agreements; and the potential for refund requests from our customers.
We continue to monitor the conditions above and deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the second quarter as compared to the comparable period of 2025:

	% Change Three Months Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six Months Ended July 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	7.9%	7.8%
Excluding impact of:
Acquisitions and divestitures	(0.3)%	(0.1)%
Currency exchange rates	(0.9)%	(1.6)%
Core revenue growth (Non-GAAP)	6.7%	6.1%
Sales growth in the three months ended July 3, 2026 (the “quarter” or the “second quarter”) and the six months ended July 3, 2026 (the “year-to-date period”) was driven by favorable pricing of 2.4% and 2.3%, respectively, volume growth of 4.3% and 3.8%, respectively, and favorable foreign currency translation.
Geographically, core revenue growth in both the second quarter and the year-to-date period was driven primarily by strong demand in North America as well as solid growth in Latin America and Asia-Pacific, slightly offset by a decline in Europe, Middle East, and Africa (“EMEA”).
Refer to the IOS and AHS segment sections for further detail.

Operating Profit Margins
In the second quarter, operating profit margin was 19.1% compared to 16.7% in the comparable period of 2025, resulting in an increase of 240 basis points due to:
•The year-over-year favorable impacts from pricing, higher volume, and increased productivity measures through our FBS initiatives, and reductions of cost through organizational streamlining, partially offset by higher employee costs, product mix, and growth investments — favorable 80 basis points
•The year-over-year effect of all other items in the second quarter including +70 basis points from amortization expense for existing businesses, +55 basis points from reduced discrete restructuring spending versus the comparable period, and +40 basis points from tariff refunds, partially offset by -5 basis points from unfavorable acquisition and divestiture-related impacts — favorable 160 basis points
In the year-to-date period, operating profit margin was 18.5% compared to 16.7% in the comparable period of 2025, resulting in an increase of 180 basis points due to:
•The year-over-year favorable impacts from pricing, higher volume, reductions of cost through organizational streamlining, increased productivity measures through our FBS initiatives, and foreign currency translation, partially offset by higher employee costs, product mix, and growth investments — favorable 100 basis points
•The year-over-year effect of all other items in the year-to-date period including +60 basis points from amortization expense for existing businesses, +20 basis points from tariff refunds, and +15 basis points from reduced discrete restructuring spending, partially offset by -15 basis points from unfavorable acquisition and divestiture-related impacts — favorable 80 basis points
INTELLIGENT OPERATING SOLUTIONS (IOS)
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$758.2	$696.9	$1,501.4	$1,387.8
Operating profit	203.5	170.8	389.7	345.4
Depreciation	16.4	12.0	31.1	23.6
Amortization	47.7	46.6	95.4	93.2
Operating profit as a % of sales	26.8%	24.5%	26.0%	24.9%
Depreciation as a % of sales	2.2%	1.7%	2.1%	1.7%
Amortization as a % of sales	6.3%	6.7%	6.4%	6.7%
Components of Sales Growth

	% Change Three Months Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six Months Ended July 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	8.8%	8.2%
Excluding impact of:
Acquisitions and divestitures	(0.4)%	(0.2)%
Currency exchange rates	(1.0)%	(1.7)%
Core revenue growth (Non-GAAP)	7.4%	6.3%
Sales growth in the second quarter and the year-to-date period was driven by favorable pricing across the segment of 2.7% and 2.4%, respectively, volume growth of 4.8% and 3.9%, respectively, primarily driven by professional instrumentation, facilities and asset lifecycle software, and gas detection, and favorable foreign currency translation.
Geographically, core revenue growth in both the second quarter and the year-to-date period was driven primarily by strong demand in North America, as well as solid growth in Latin America and Asia-Pacific, slightly offset by a decline in EMEA.

In the second quarter, operating profit margin increased 230 basis points as compared to the comparable period of 2025 due to:
•The year-over-year favorable effects of pricing, higher volume, and increased productivity measures through our FBS initiatives, offset by product mix and higher employee costs — favorable 70 basis points
•The year-over-year effect of all other items, including +80 basis points from reductions in discrete restructuring spending, +45 basis points from amortization expense for existing businesses, and +45 basis points from tariff refunds, slightly offset by -10 basis points in unfavorable acquisition and divestiture-related impacts — favorable 160 basis points
In the year-to-date period, operating profit margin increased 110 basis points, as compared to the comparable period of 2025 due to:
•The year-over-year favorable effects of pricing, higher volume, increased productivity measures through our FBS initiatives, organizational streamlining, and foreign currency translation, offset by higher employee costs and product mix — favorable 30 basis points
•The year-over-year effect of all other items, including +40 basis points from amortization expense for existing businesses, +25 basis points from reductions in discrete restructuring spending, and +25 basis points from tariff refunds, slightly offset by -10 basis points in unfavorable acquisition and divestiture-related impacts — favorable 80 basis points
ADVANCED HEALTHCARE SOLUTIONS (AHS)
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$338.6	$319.5	$664.8	$621.7
Operating profit	38.3	35.8	71.0	57.5
Depreciation	5.3	5.3	10.6	10.2
Amortization	43.9	45.1	89.4	89.7
Operating profit as a % of sales	11.3%	11.2%	10.7%	9.2%
Depreciation as a % of sales	1.6%	1.7%	1.6%	1.6%
Amortization as a % of sales	13.0%	14.1%	13.4%	14.4%
Components of Sales Growth

	% Change Three Months Ended July 3, 2026 vs. Comparable 2025 period	% Change Six Months Ended July 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	6.0%	6.9%
Excluding impact of:
Acquisitions and divestitures	(0.1)%	(0.1)%
Currency exchange rates	(0.6)%	(1.3)%
Core revenue growth (Non-GAAP)	5.3%	5.5%
Sales growth in the second quarter and year-to-date period was driven by volume growth of 3.4% primarily driven by increased demand for sterilization products, favorable pricing across the segment of 1.9% and 2.1%, respectively, and favorable foreign currency translation.
Geographically, core revenue growth was primarily driven by strong growth in North America and Latin America in both the second quarter and the year-to-date period.

In the second quarter, operating profit margin increased 10 basis points, as compared to the comparable period of 2025, due to:
•Year-over-year impact from favorable pricing and higher volume, more than offset by product mix, higher employee costs and growth investments — unfavorable 75 basis points
•The year-over-year effect of all other items in the second quarter, including +120 basis points from amortization expense for existing businesses and +25 basis points from tariff refunds, slightly offset by -35 basis points from discrete restructuring plans and -25 basis points from net effects of acquired businesses — favorable 85 basis points
In the year-to-date period, operating profit margin increased 150 basis points, as compared to the comparable period of 2025, due to:
•Year-over-year favorable impact from pricing, higher volume, and organizational streamlining, partially offset by higher employee costs, product mix, and growth investments — favorable 70 basis points
•The year-over-year effect of all other items in the year-to-date period, including +100 basis points from amortization expense for existing businesses and +15 basis points from tariff refunds, offset by -20 basis points from discrete restructuring plans and -15 basis points from net effects of acquired businesses — favorable 80 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$1,096.8	$1,016.4	$2,166.2	$2,009.5
Cost of sales	(401.5)	(370.9)	(795.4)	(726.5)
Gross profit	$695.3	$645.5	$1,370.8	$1,283.0
Gross profit margin	63.4%	63.5%	63.3%	63.8%
The year-over-year increase in gross profit during the second quarter and year-to-date period was driven by favorable pricing, higher volume, gains from productivity measures and FBS initiatives, and tariff refunds, partially offset by product mix and higher employee costs. The increase in the year-to-date period was also driven by favorable impacts from foreign currency exchange rates.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$1,096.8	$1,016.4	$2,166.2	$2,009.5
Selling, general and administrative (“SG&A”)	417.9	408.5	835.2	816.7
Research and development (“R&D”)	67.5	67.2	134.0	131.2
Total operating expenses	485.4	475.7	969.2	947.9
SG&A as a % of sales	38.1%	40.2%	38.6%	40.6%
R&D as a % of sales	6.2%	6.6%	6.2%	6.5%
The year-over-year increase in SG&A during the second quarter and year-to-date period was primarily due to higher employee costs and targeted growth investments to support innovation and commercial initiatives, partially offset by reductions of cost through organizational streamlining and benefits from productivity measures implemented through our FBS initiatives. The increase in SG&A in the year-to-date period also reflected unfavorable foreign currency translation.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the second quarter and year-to-date period as compared to the comparable period of 2025 due to ongoing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Interest Expense, net
Net interest expense for the second quarter and year-to-date period was $35.4 million and $67.0 million as compared to $32.1 million and $64.1 million in the comparable periods in 2025. The year-over-year increases are due to a higher weighted average interest rate of the debt portfolio driven by the paydown of lower interest rate foreign currency debt and refinancing U.S. dollar-denominated senior notes. For discussion of our outstanding indebtedness, refer to Note 4 to the consolidated condensed financial statements.

INCOME TAXES
Our effective tax rate for the three and six months ended July 3, 2026 was 12.4% and 14.4%, respectively, as compared to 20.1% and 18.0%, for the three and six months ended June 27, 2025, respectively. The decrease in the effective tax rate for the three and six months ended July 3, 2026 as compared to the three and six months ended June 27, 2025 was primarily related to the mix of earnings between jurisdictions and changes in valuation allowances.
Our effective tax rate for the three and six months ended July 3, 2026, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
COMPREHENSIVE INCOME
Comprehensive income decreased by $114 million during the second quarter as compared to the comparable period in 2025 due to unfavorable changes in foreign currency translation of $105 million, partially offset by a $46 million increase in net earnings from continuing operations. Additionally, there was $55 million of net earnings from discontinued operations in the 2025 comparable period.
Comprehensive income decreased by $219 million during the year-to-date period as compared to the comparable period in 2025 due primarily to unfavorable changes in foreign currency translation adjustments of $178 million, partially offset by a $70 million increase in net earnings from continuing operations. Additionally, there was $114 million of net earnings from discontinued operations in the 2025 comparable period.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity, which consist of available cash, our revolving credit facility, and access to commercial paper, bank loans, and capital markets, will be sufficient to allow us to continue funding and investing in our existing businesses, consummate strategic acquisitions, execute strategic separations, repurchase common stock, make interest and principal payments on our outstanding indebtedness, fulfill our contractual obligations, and manage our capital structure on a short- and long-term basis.
As of July 3, 2026, we held approximately $374 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 91% was held outside of the United States.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances under our Commercial Paper Programs, which are supported by our $2.0 billion Revolving Credit Facility. In addition to providing support for our Commercial Paper Programs, the Revolving Credit Facility can also be used for working capital and other general corporate purposes. As of July 3, 2026, no borrowings were outstanding under the Revolving Credit Facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
On July 20, 2026, we filed with the SEC an “automatic shelf” registration statement (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may from time to time sell shares of common stock, preferred stock, debt securities, depository shares, purchase contracts, purchase units, warrants and subscription rights in one or more offerings.
We continue to monitor the financial markets, the stability of U.S. and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources is impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or a downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. As of July 3, 2026, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
Refer to Note 4 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Six Months Ended
	July 3, 2026	June 27, 2025
Total operating cash provided by continuing operations	$519.1	$396.8

Purchases of property, plant and equipment	$(54.7)	$(46.1)
Cash paid for acquisitions, net of cash received	(58.1)	—
All other investing activities	4.7	11.0
Total investing cash used in continuing operations	$(108.1)	$(35.1)

Net proceeds from commercial paper borrowings	$433.6	$(253.2)
Repurchase of common shares	(700.3)	(337.6)
Payment of dividends	(18.4)	(54.2)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,088.5	—
Repayment of borrowings (maturities greater than 90 days)	(1,192.9)	—
Proceeds from Ralliant Dividend	—	1,150.0
All other financing activities	(10.7)	7.5
Total financing cash (used in) provided by continuing operations	$(400.2)	$512.5

Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $519 million during the year-to-date period, representing an increase of $122 million when compared to the comparable period of 2025. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increase of $79 million in operating cash flows from net earnings from continuing operations, net of non-cash items (Amortization, Depreciation, and Stock-based compensation).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable used $1 million during the year-to-date period as compared to generating $43 million in the comparable period of 2025. The amount of cash flow generated from or used in a period depends upon the cash conversion cycle, which can be impacted by timing of revenue and collection from customers, vendor cash disbursement, and purchases of materials and components.
•The aggregate changes in prepaid expenses and other assets, and accrued expenses and other liabilities used $46 million of cash in the year-to-date period as compared to using $133 million of cash in the comparable period of 2025. The year-over-year changes were driven primarily by timing differences related to contract assets, contract liabilities, and payments of interest and taxes.
Investing Activities
Investing cash outflows from continuing operations in the year-to-date period were $73 million greater than the comparable period of 2025, driven by a year-over-year increase in cash used for acquisitions and higher capital expenditures.
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
In the year-to-date period, financing activities from continuing operations used cash of $400 million, reflecting the following transactions:
•We incurred $434 million in net commercial paper borrowings.
•We repurchased 12.3 million shares of our common stock for approximately $700 million.
•We made dividend payments to common shareholders totaling $18 million in the first quarter. Dividends declared in the second quarter of $18 million were not paid to shareholders until July 6, 2026.
•On February 13, 2026, Fortive repaid upon maturity the $293 million of outstanding principal of the 3.70% Euro-denominated senior unsecured notes due 2026 using net proceeds from the commercial paper programs.
•On May 14, 2026, we completed the sale of our registered offering of the 2031 Notes and the 2036 Notes, yielding net proceeds of $1,089 million.
•On June 15, 2026, Fortive repaid upon maturity the $900 million of outstanding principal of the 3.15% senior unsecured notes due 2026 using net proceeds from the 2031 and 2036 Notes.
In the comparable 2025 period, financing activities from continuing operations generated cash of $513 million, reflecting the following transactions:
•We repaid $253 million in net commercial paper borrowings.
•We repurchased 4.4 million shares of our common stock for approximately $338 million.
•We made dividend payments to common shareholders totaling $54 million.
•We received a cash dividend of $1.15 billion from Ralliant in connection with the Separation (the “Ralliant Dividend”).
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six-month periods ended July 3, 2026 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2025 Annual Report on Form 10-K. There were no material changes during the three and six-month period ended July 3, 2026 to the information reported in our 2025 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the second quarter and year-to-date period.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2025 Annual Report on Form 10-K. There were no material changes during the quarter ended July 3, 2026 to the risk factors reported in the “Risk Factors” section of our 2025 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2022, our Board of Directors (the “Board”) adopted a share repurchase program (the “General Share Repurchase Program”), under which our Board has made various authorizations for the repurchase of shares of our common stock. On May 4, 2026, the Board made a new authorization of 14.4 million shares, for a total cumulative authorization of 73.2 million shares as of July 3, 2026. In 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Share Repurchase Program”) under which we may repurchase up to $550 million of our common stock exclusively from the proceeds we received from Ralliant in connection with the Separation.
As of July 3, 2026, there were 17.7 million shares and $66.7 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by the Company's management based on market conditions and other factors. The repurchase programs may be suspended or discontinued at any time by the Board of Directors.
The following table provides details about our share repurchases, including those pursuant to a 10b5-1 plan, during the fiscal quarter ended July 3, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the General Share Repurchase Program	Maximum approximate dollar value that may yet be purchased under the Special Share Repurchase Program
April 4 - May 3	1,021,741	$59.32	1,021,741	5,599,752	$66,717,569
May 4 - June 3	2,066,512	59.46	2,066,512	17,933,488	66,717,569
June 4 - July 3	272,030	61.06	272,030	17,661,458	66,717,569
Total	3,360,283	$59.54	3,360,283	17,661,458	66,717,569
ITEM 5. OTHER INFORMATION
Trading Plans
During the second quarter ended July 3, 2026, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1
Indenture, dated May 14, 2026, between Fortive Corporation and Truist Bank (Incorporated by reference from Exhibit 4.1 to Fortive Corporation's Current Report on Form 8-K, filed on May 14, 2026. Commission File No. 1-37654)

4.2
Supplemental Indenture No. 1, dated May 14, 2026, between Fortive Corporation and Truist Bank (Incorporated by reference from Exhibit 4.2 to Fortive Corporation's Current Report on Form 8-K, filed on May 14, 2026. Commission File No. 1-37654)

10.1	Description of Compensation Arrangement for Non-management Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: July 29, 2026	By:	/s/ Mark D. Okerstrom
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

Date: July 29, 2026	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer