Form 10-Q
period 2026-10-02
Fortive Corp
filed 2026-10-28
CIK 1659166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 2, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 23, 2026 was 297,644,456.

FORTIVE CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	As of
	October 2, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$377.3	$375.5
Accounts receivable less allowance for doubtful accounts of $19.9 and $18.8, respectively	669.5	683.6
Inventories:
Finished goods	183.9	169.9
Work in process	13.0	12.3
Raw materials	118.3	109.6
Inventories	315.2	291.8
Prepaid expenses and other current assets	211.3	234.0
Current assets, discontinued operations	4.8	20.8
Total current assets	1,578.1	1,605.7

Property, plant and equipment, net of accumulated depreciation of $462.8 and $430.2, respectively	278.6	269.8
Other assets	380.8	375.5
Goodwill	7,334.0	7,298.3
Other intangible assets, net	1,931.3	2,188.4
Total assets	$11,502.8	$11,737.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$899.5
Trade accounts payable	424.7	436.4
Accrued expenses and other current liabilities	862.7	910.7
Total current liabilities	1,287.4	2,246.6

Other long-term liabilities	744.3	723.5
Long-term debt	3,514.2	2,306.5

Equity:
Common stock: $0.01 par value, 2,000 shares authorized; 372.1 and 366.6 issued; 298.1 and 313.4 outstanding, respectively	3.7	3.7
Additional paid-in capital	4,294.5	4,210.0
Treasury shares, at cost	(4,239.1)	(3,229.8)
Retained earnings	5,837.4	5,428.5
Accumulated other comprehensive income	50.7	41.0
Total Fortive stockholders’ equity	5,947.2	6,453.4
Noncontrolling interests	9.7	7.7
Total stockholders’ equity	5,956.9	6,461.1
Total liabilities and equity	$11,502.8	$11,737.7

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales:
Products and software	$884.6	$814.4	$2,622.2	$2,431.6
Services	222.9	212.7	651.5	605.0
Total sales	1,107.5	1,027.1	3,273.7	3,036.6

Cost of Sales:
Products and software	(282.5)	(270.0)	(851.0)	(809.7)
Services	(114.4)	(107.9)	(341.3)	(294.7)
Total cost of sales	(396.9)	(377.9)	(1,192.3)	(1,104.4)

Gross profit	710.6	649.2	2,081.4	1,932.2
Operating costs:
Selling, general and administrative	(406.5)	(427.6)	(1,241.7)	(1,244.3)
Research and development	(68.2)	(62.0)	(202.2)	(193.2)
Operating profit	235.9	159.6	637.5	494.7
Non-operating income (expense), net:
Interest expense, net	(38.8)	(25.4)	(105.8)	(89.5)
Other non-operating income, net	5.2	0.8	13.7	3.1
Earnings from continuing operations before income taxes	202.3	135.0	545.4	408.3
Income taxes	(29.8)	(18.0)	(79.2)	(67.1)
Net earnings from continuing operations	172.5	117.0	466.2	341.2
Net earnings from discontinued operations	—	(62.0)	—	52.3
Net earnings	$172.5	$55.0	$466.2	$393.5

Net earnings per common share from continuing operations:
Basic	$0.57	$0.35	$1.53	$1.01
Diluted	$0.57	$0.35	$1.51	$1.00
Net earnings per common share from discontinued operations:
Basic	$—	$(0.19)	$—	$0.16
Diluted	$—	$(0.19)	$—	$0.15
Net earnings per share:
Basic	$0.57	$0.17	$1.53	$1.17
Diluted	$0.57	$0.16	$1.51	$1.16
Average common stock and common equivalent shares outstanding:
Basic	300.4	330.8	304.7	337.2
Diluted	303.9	333.4	308.2	339.9

See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net earnings	$172.5	$55.0	$466.2	$393.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	6.2	(10.7)	6.7	167.4
Pension and post-retirement plan benefit adjustments	(0.2)	(0.1)	(0.4)	(0.1)
Hedge adjustments	(0.1)	—	3.3	—
Total other comprehensive income, net of income taxes	5.9	(10.8)	9.6	167.3
Comprehensive income	$178.4	$44.2	$475.8	$560.8
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2025	313.4	$3.7	$4,210.0	$(3,229.8)	$5,428.5	$41.1	$7.7
Net earnings for the period	—	—	—	—	136.4	—	—
Common stock repurchases	(8.9)	—	—	(504.5)	—	—	—
Dividends declared ($0.06 per share)	—	—	—	—	(18.4)	—	—
Other comprehensive income (loss)	—	—	—	—	—	0.4	—
Stock based compensation	1.6	—	40.2	—	—	—	—
Shares withheld for taxes	(0.5)	—	(24.5)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.6
Balance, April 3, 2026	305.6	$3.7	$4,225.7	$(3,734.3)	$5,546.5	$41.5	$8.3
Net earnings for the period	—	—	—	—	157.3	—	—
Common stock repurchases	(3.3)	—	—	(202.0)	—	—	—
Dividends declared ($0.06 per share)	—	—	—	—	(18.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	3.3	—
Stock based compensation	0.3	—	38.4	—	—	—	—
Shares withheld for taxes	—	—	(1.4)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.5
Balance, July 3, 2026	302.6	$3.7	$4,262.7	$(3,936.3)	$5,685.7	$44.8	$8.8
Net earnings for the period	—	—	—	—	172.5	$—	$—
Common stock repurchases	(5.0)	—	—	(302.8)	—	—	—
Dividends declared ($0.07 per share)	—	—	—	—	(20.8)	—	—
Other comprehensive income (loss)	—	—	—	—	—	5.9	—
Stock based compensation	0.5	—	33.5	—	—	—	—
Shares withheld for taxes	—	—	(1.7)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.9
Balance, October 2, 2026	298.1	$3.7	$4,294.5	$(4,239.1)	$5,837.4	$50.7	$9.7

	Common Stock		Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares Outstanding	Amount
Balance, December 31, 2024	341.2	$3.7	$4,035.0	$(1,612.3)	$8,227.6	$(465.4)	$7.0
Net earnings for the period	—	—	—	—	171.9	—	—
Common stock repurchases	(2.5)	—	—	(203.6)	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(27.2)	—	—
Other comprehensive income (loss)	—	—	—	—	—	70.1	—
Stock based compensation	1.5	—	64.4	—	—	—	—
Shares withheld for taxes	(0.3)	—	(27.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance, March 28, 2025	339.9	$3.7	$4,071.6	$(1,815.9)	$8,372.3	$(395.3)	$6.9
Net earnings for the period	—	—	—	—	166.6	—	—
Common stock repurchases	(1.9)	—	—	(136.3)	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(27.0)	—	—
Other comprehensive income (loss)	—	—	—	—	—	108.0	—
Stock based compensation	0.2	—	36.2	—	—	—	—
Shares withheld for taxes	—	—	(1.8)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.2
Balance, June 27, 2025	338.2	$3.7	$4,106.0	$(1,952.2)	$8,511.9	$(287.3)	$7.1
Net earnings for the period	—	—	—	—	55.0	—	—
Common stock repurchases	(20.8)	—	—	(1,010.4)	—	—	—
Dividends declared ($0.06 per share)	—	—	—	—	(19.1)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(10.8)	—
Stock based compensation	0.4	—	64.3	—	—	—	—
Shares withheld for taxes	(0.2)	—	(6.0)	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	0.5
Distribution of Ralliant Corporation	—	$—	$—	$—	$(3,283.5)	$332.3	$—
Balance, September 26, 2025	317.6	$3.7	$4,164.3	$(2,962.6)	$5,264.3	$34.2	$7.6
See the accompanying Notes to Consolidated Condensed Financial Statements.

FORTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net earnings	$466.2	$393.5
Less: net earnings from discontinued operations	—	(52.3)
Net earnings from continuing operations	466.2	341.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	274.0	274.3
Depreciation	65.0	52.0
Stock-based compensation	66.1	96.9
Change in certain assets and liabilities:
Change in accounts receivable, net	11.2	56.2
Change in inventories	(25.6)	(40.2)
Change in trade accounts payable	(10.3)	(4.1)
Change in prepaid expenses and other assets	17.8	(28.0)
Change in accrued expenses and other liabilities	(32.0)	(56.8)
Total operating cash provided by continuing operations	832.4	691.5
Total operating cash provided by discontinued operations	1.8	25.8
Net cash provided by operating activities	834.2	717.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(84.2)	(74.7)
Cash paid for acquisitions, net of cash received	(58.1)	—
All other investing activities	7.2	11.2
Total investing cash used in continuing operations	(135.1)	(63.5)
Total investing cash used in discontinued operations	—	(15.7)
Net cash used in investing activities	(135.1)	(79.2)

Cash flows from financing activities:
Net proceeds from commercial paper borrowings	455.7	105.8
Repurchase of common shares	(1,000.4)	(1,338.2)
Payment of dividends	(57.3)	(73.4)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,088.0	—
Repayment of borrowings (maturities greater than 90 days)	(1,192.9)	(715.7)
Proceeds from Ralliant Dividend	—	1,150.0
All other financing activities	(0.6)	8.7
Total financing cash used in continuing operations	(707.5)	(862.8)
Total financing cash used in discontinued operations	—	(160.3)
Net cash used in financing activities	(707.5)	(1,023.1)

Effect of exchange rate changes on cash and equivalents	10.2	2.5
Net change in cash and cash equivalents	1.8	(382.5)
Beginning balance of cash and cash equivalents	375.5	813.3
Ending balance of cash and cash equivalents	$377.3	$430.8
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
In our opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present our financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended October 2, 2026, are not necessarily indicative of the results for the full year.
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

Acquisitions
In June 2026, we made a bolt-on acquisition in our AHS segment that is intended to accelerate our strategy and strengthen our product portfolio. We paid aggregate cash consideration of €51 million (approximately $58 million), net of acquired cash, to acquire a majority ownership interest. In early 2029, we will acquire the remaining ownership interest for contingent consideration of up to €20 million. We recorded approximately $52 million of goodwill, which is not tax deductible, and $20 million of intangible assets consisting of customer relationships, technology, and trade names. All other acquired assets and assumed liabilities were immaterial. The revenues and operating results in the three and nine-month periods ended October 2, 2026 were also immaterial.
The purchase price allocation is preliminary and is based on estimates and assumptions used in determining the fair value of the net assets acquired. Accordingly, the allocation may be adjusted as additional information becomes available regarding the fair value of assets acquired and liabilities assumed. Adjustments are recorded as soon as practicable within the measurement period, but in no event later than one year from the acquisition date. During the three and nine-month periods ended October 2, 2026, adjustments made to the purchase price allocation were immaterial.
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
We recognized after-tax foreign currency transaction gains of $9.8 million and $25.7 million during the three and nine-month periods ended October 2, 2026, respectively, and gains of $0.7 million and losses of $159.6 million during the three and nine-month periods ended September 26, 2025, respectively, on the debt that was deferred in the foreign currency translation component of AOCI as an offset to the foreign currency translation adjustments on our investments in foreign subsidiaries. We recorded no ineffectiveness from our net investment hedges during the three and nine-month periods ended October 2, 2026 and September 26, 2025. During the three and nine-month periods ended October 2, 2026 and September 26, 2025, the foreign currency transaction impacts associated with Euro-denominated notes not designated as a net investment hedge were immaterial.
In the nine months ended October 2, 2026, we recognized a net gain of $4.6 million on a treasury lock contract designated as a cash flow hedge that is now settled. The gain is being amortized from AOCI to interest expense in the Consolidated Condensed Statements of Earnings over the remaining tenor of the related 5.25% senior unsecured notes due 2036.

The changes in AOCI by component are summarized below ($ in millions):

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Hedge adjustments	Total
For the Three Months Ended October 2, 2026:
Balance, July 3, 2026	$59.3	$(17.9)		$3.4	$44.8
Other comprehensive income before reclassifications, net of income taxes	6.2	—		—	6.2
Amounts reclassified from AOCI into income, net of income taxes	—	(0.2)	(b)	(0.1)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	6.2	(0.2)		(0.1)	5.9
Balance, October 2, 2026	$65.5	$(18.1)		$3.3	$50.7

For the Three Months Ended September 26, 2025:
Balance, June 27, 2025	$(253.3)	$(34.0)		$—	$(287.3)
Other comprehensive income before reclassifications, net of income taxes	(10.7)	—		—	(10.7)
Amounts reclassified from AOCI into income, net of income taxes	—	(0.1)	(b)	—	(0.1)
Net current period other comprehensive income, net of income taxes	(10.7)	(0.1)		—	(10.8)
PT Separation (c)	$316.1	$16.2		$—	$332.3
Balance, September 26, 2025	$52.1	$(17.9)		$—	$34.2

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9 in our 2025 Annual Report on Form 10-K for additional details).
(c) Reflects the reclassification of cumulative translation adjustments as a result of the PT Separation. Refer to Note 2 for additional details.

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Hedge adjustments	Total
For the Nine Months Ended October 2, 2026:
Balance, December 31, 2025	$58.8	$(17.7)		$—	$41.1
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	19.4	—		4.6	24.0
Income tax impact	(12.7)	—		(1.1)	(13.8)
Other comprehensive income before reclassifications, net of income taxes	6.7	—		3.5	10.2
Amounts reclassified from AOCI into income, net of income taxes	—	(0.4)	(b)	(0.2)	(0.6)
Net current period other comprehensive income (loss), net of income taxes	6.7	(0.4)		3.3	9.6
Balance, October 2, 2026	$65.5	$(18.1)		$3.3	$50.7

For the Nine Months Ended September 26, 2025:
Balance, December 31, 2024	$(431.4)	$(34.0)		$—	$(465.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease):	188.0	—		—	188.0
Income tax impact	(20.6)	—		—	(20.6)
Other comprehensive income before reclassifications, net of income taxes	167.4	—		—	167.4
Amounts reclassified from AOCI into income, net of income taxes	—	(0.1)	(b)	—	(0.1)
Net current period other comprehensive income, net of income taxes	167.4	(0.1)		—	167.3
PT Separation (c)	316.1	16.2		—	332.3
Balance, September 26, 2025	$52.1	$(17.9)		$—	$34.2

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
Restructuring
In the fourth quarter of 2024, we initiated a discrete restructuring plan that is expected to be completed by the end of 2026. The nature of the plan is related to the Separation and consisted primarily of targeted workforce reductions to realign cost structures. During the three months ended October 2, 2026 and September 26, 2025, we incurred charges of $1.5 million and $2.1 million, respectively. During the nine months ended October 2, 2026 and September 26, 2025, we incurred charges of $10.2 million and $13.5 million, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Earnings. The accrued restructuring costs as of October 2, 2026 and December 31, 2025 were approximately $7 million and $13 million, respectively, and are recorded within Accrued expenses and other current liabilities in the Consolidated Condensed Balance Sheets.
Tariff Refunds
On February 20, 2026, the Supreme Court of the United States issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). As a result, the U.S. Customs and Border Protection (“CBP”) has established a system to process IEEPA tariff refund claims. We have submitted claims under this process and expect to continue to do so, as permitted. As refund claims are accepted by the CBP, we recognize the approved amounts within Cost of sales on the Consolidated Condensed Statements of Earnings. We recognized $18.0 million and $22.5 million of refund claims for the three and nine months ended October 2, 2026, substantially all of which has been received in cash.

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
Fortive and Ralliant entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement and a Fort solutions license agreement. These agreements provide for the allocation between Fortive and Ralliant of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. The amounts paid and received by Fortive for transition services provided under the above agreements as well as sales and purchases to and from Ralliant were not material to the Company’s results of operations during the three and nine months ended October 2, 2026.

Assets from discontinued operations were $4.8 million as of October 2, 2026, which consisted primarily of receivables from Ralliant related to the tax matters agreement, and $20.8 million as of December 31, 2025, which consisted of receivables from Ralliant related to the tax matters agreement and pass-through arrangements. Net cash payments received from Ralliant as reimbursement for pass-through costs paid on Ralliant’s behalf were immaterial and $17 million in the three and nine months ended October 2, 2026, respectively, and were $45 million for the three and nine months ended September 26, 2025. This activity is recorded within operating cash provided by discontinued operations in the Consolidated Condensed Statements of Cash Flows.
The key components of income from discontinued operations were as follows ($ in millions):

	Three Months Ended	Nine Months Ended
	September 26, 2025	September 26, 2025
Sales	$—	$983.5
Cost of sales	—	(489.9)
Selling, general and administrative expenses	(45.6)	(335.5)
Research and development expenses	—	(83.0)
Other expenses	—	(0.5)
Earnings (loss) from discontinued operations before income taxes	(45.6)	74.6
Income taxes	(16.4)	(22.3)
Net earnings from discontinued operations	$(62.0)	$52.3
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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation liabilities, as of October 2, 2026	—	34.0	—	34.0
Deferred compensation liabilities, as of December 31, 2025	—	39.1	—	39.1
Certain management employees participate in our nonqualified deferred compensation program that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under the plan are unfunded, unsecured obligations and are recorded as a component of our compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under this program are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

On October 6, 2026, subsequent to quarter-end, the Company established a revocable grantor trust and funded it with an initial cash contribution of $34 million, which will be classified in Other assets, and 0.4 million shares of Fortive stock which will be accounted for as treasury shares. The trust assets are intended to support the Company's obligations under the nonqualified deferred compensation program discussed above.
Non-recurring Fair Value Measurements
Certain non-financial assets and financial assets that are not required to be measured at fair value on a recurring basis are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. We evaluated events or circumstances that may indicate the carrying value of our non-financial assets may not be fully recoverable during the three and nine months ended October 2, 2026, and recorded no material impairments.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows ($ in millions):

	October 2, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$—	$—	$899.5	$895.7
Long-term debt, net of current maturities	3,514.2	3,323.5	2,306.5	2,239.2
As of October 2, 2026 and December 31, 2025, the current portion of long-term debt and long-term debt, net of current maturities were categorized as Level 1.
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
NOTE 4. FINANCING
The components of our debt were as follows ($ in millions):

	October 2, 2026	December 31, 2025
Commercial paper programs	$1,094.1	$650.0
4.75% senior unsecured notes due 2031	600.0	—
5.25% senior unsecured notes due 2036	500.0	—
4.30% senior unsecured notes due 2046	550.0	550.0
3.70% Euro-denominated senior unsecured notes due 2029	787.9	822.2
3.15% senior unsecured notes due 2026	—	900.0
3.70% Euro-denominated senior unsecured notes due 2026	—	291.3
Long-term debt, principal amounts	3,532.0	3,213.5
Less: aggregate unamortized debt discounts, premiums, and issuance costs	17.8	7.5
Long-term debt, carrying value	3,514.2	3,206.0
Less: current portion of long-term debt, carrying value	—	899.5
Long-term debt, net of current maturities	$3,514.2	$2,306.5
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
Credit support for the Commercial Paper Programs is provided by a five-year $2.0 billion senior unsecured revolving credit facility that expires on March 17, 2031 (the “Revolving Credit Facility”) which, to the extent not otherwise providing credit support for our Commercial Paper Programs, can also be used for working capital and other general corporate purposes. As of October 2, 2026, no borrowings were outstanding under the Revolving Credit Facility. Refer to the section below for further discussion on the Revolving Credit Facility.
The details of our outstanding Commercial Paper Programs as of October 2, 2026 were as follows ($ in millions):

	Carrying value (a)	Annual effective rate	Weighted average maturity (in days)
U.S. dollar-denominated commercial paper	$813.9	4.13%	13
Euro-denominated commercial paper	278.8	2.68%	17
(a) Net of unamortized debt discount.
We classified our borrowings outstanding under the Commercial Paper Programs as of October 2, 2026 as Long-term debt in the accompanying Consolidated Condensed Balance Sheets as we had the intent and ability, as supported by availability under the Revolving Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
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

As of October 2, 2026, we were in compliance with all applicable debt covenants.
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
Contract Assets — In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not based only on the passage of time. Contract assets were $143 million as of October 2, 2026 and $151 million as of December 31, 2025. Contract assets are recorded within Prepaid expenses and other current assets and Other assets in our Consolidated Condensed Balance Sheets.
Contract Costs — We incur and capitalize incremental costs to obtain certain contracts, typically sales-related commissions where the amortization period is greater than one year and costs associated with assets used by our customers in certain service arrangements. As of October 2, 2026 and December 31, 2025, we had $82 million and $75 million, respectively, in net revenue-related contract cost assets primarily related to certain software contracts. Revenue-related contract costs are recorded within Other assets in our Consolidated Condensed Balance Sheets. These assets are amortized over the period of benefit, which is typically between three and five years. For incremental costs to obtain contracts with a duration of one year or less, we apply the practical expedient to expense such costs as incurred.
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
Our contract liabilities consisted of the following ($ in millions):

	October 2, 2026	December 31, 2025
Deferred revenue - current	$448.6	$440.3
Deferred revenue - noncurrent	24.0	24.1
Total contract liabilities	$472.6	$464.4
During the three and nine months ended October 2, 2026, we recognized revenue of $67 million and $354 million, respectively, related to our contract liabilities at December 31, 2025. The change in our contract liabilities from December 31, 2025 to October 2, 2026 was primarily due to the timing of billings and recognition of revenue for subscription-based software contracts, PCS, and extended warranty services.
Remaining Performance Obligations — Our remaining performance obligations represent the transaction price of firm, non-cancelable orders and the average contract value for software contracts, for which work has not been performed. We have excluded performance obligations with an original expected duration of one year or less from the amounts below.

The aggregate remaining performance obligations attributable to each of our segments are as follows ($ in millions):

October 2, 2026
Intelligent Operating Solutions	$726.6
Advanced Healthcare Solutions	116.6
Total remaining performance obligations	$843.2
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
Disaggregation of revenue is presented as follows ($ in millions):

	Three Months Ended
	Total		Intelligent Operating Solutions		Advanced Healthcare Solutions
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales:
Products and software	$884.6	$814.4	$614.4	$557.4	$270.2	$257.0
Services	222.9	212.7	152.7	141.4	70.2	71.3
Total	$1,107.5	$1,027.1	$767.1	$698.8	$340.4	$328.3

Geographic:
North America (a)	$678.1	$624.7	$483.2	$433.2	$194.9	$191.5
Asia-Pacific	192.6	181.4	117.8	111.4	74.8	70.0
Europe, Middle East, and Africa	176.7	167.9	135.1	126.3	41.6	41.6
Latin America	60.1	53.1	31.0	27.9	29.1	25.2
Total	$1,107.5	$1,027.1	$767.1	$698.8	$340.4	$328.3

End markets:
Healthcare	$331.6	$322.2	$10.3	$10.8	$321.3	$311.4
Industrial & Manufacturing	322.4	287.9	318.0	284.3	4.4	3.6
Energy & Infrastructure	179.2	166.7	179.2	166.7	—	—
Government	96.1	88.0	85.0	78.1	11.1	9.9
Retail	91.8	82.7	91.8	82.7	—	—
Other	86.4	79.6	82.8	76.2	3.6	3.4
Total	$1,107.5	$1,027.1	$767.1	$698.8	$340.4	$328.3

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 58% and 57% of total Fortive sales for the three months ended October 2, 2026 and September 26, 2025, respectively.

	Nine Months Ended
	Total		Intelligent Operating Solutions		Advanced Healthcare Solutions
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales:
Products and software	$2,622.2	$2,431.6	$1,831.1	$1,688.9	$791.1	$742.7
Services	651.5	605.0	437.4	397.7	214.1	207.3
Total	$3,273.7	$3,036.6	$2,268.5	$2,086.6	$1,005.2	$950.0

Geographic:
North America (a)	$1,973.1	$1,827.3	$1,390.3	$1,269.7	$582.8	$557.6
Asia-Pacific	577.4	542.3	365.4	338.4	212.0	203.9
Europe, Middle East, and Africa	549.8	516.4	421.8	394.8	128.0	121.6
Latin America	173.4	150.6	91.0	83.7	82.4	66.9
Total	$3,273.7	$3,036.6	$2,268.5	$2,086.6	$1,005.2	$950.0

End markets:
Healthcare	$984.1	$931.8	$33.3	$32.4	$950.8	$899.4
Industrial & Manufacturing	953.0	874.9	939.5	862.3	13.5	12.6
Energy & Infrastructure	537.5	499.8	537.5	499.8	—	—
Government	273.5	262.0	243.5	234.1	30.0	27.9
Retail	266.7	229.5	266.7	229.5	—	—
Other	258.9	238.6	248.0	228.5	10.9	10.1
Total	$3,273.7	$3,036.6	$2,268.5	$2,086.6	$1,005.2	$950.0

(a) North America is comprised of the United States and Canada. Sales attributed to the United States were 57% of total Fortive sales for the nine months ended October 2, 2026 and September 26, 2025.
NOTE 6. INCOME TAXES
Our effective tax rate for the three and nine months ended October 2, 2026 was 14.7% and 14.5%, respectively, as compared to 13.3% and 16.4%, for the three and nine months ended September 26, 2025, respectively. The year-over-year changes in the effective tax rate for the three and nine months ended October 2, 2026 were primarily attributable to changes in the tax effects of foreign earnings and a discrete deferred tax benefit. The decrease in the year-to-date period was also due to changes in valuation allowances.
Our effective tax rate for the three and nine months ended October 2, 2026, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
NOTE 7. STOCK-BASED COMPENSATION
The 2016 Stock Incentive Plan (the “Stock Plan”) provides for the grant of stock appreciation rights, restricted stock units, and performance stock units (collectively, “Stock Awards”), stock options, or any other stock-based award. As of October 2, 2026, approximately 11 million shares of our common stock were available for subsequent issuance under the Stock Plan. For a full description of our Stock Plan, refer to Note 13 of our 2025 Annual Report on Form 10-K.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of our stock-based compensation expense under the Stock Plan ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Stock Awards:
Pretax compensation expense	$19.2	$32.7	$59.7	$68.9
Income tax benefit	(2.5)	(2.6)	(9.3)	(9.0)
Stock Award expense, net of income taxes	16.7	30.1	50.4	59.9
Stock options:
Pretax compensation expense	1.7	18.2	6.4	28.0
Income tax benefit	(0.1)	(2.6)	(0.7)	(4.0)
Stock option expense, net of income taxes	1.6	15.6	5.7	24.0
Total stock-based compensation:
Pretax compensation expense	20.9	50.9	66.1	96.9
Income tax benefit	(2.6)	(5.2)	(10.0)	(13.0)
Total stock-based compensation expense, net of income taxes	$18.3	$45.7	$56.1	$83.9
The following summarizes the unrecognized compensation cost for the Stock Plan awards and stock options as of October 2, 2026. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures ($ in millions):

Stock Awards	$113.6
Stock options	9.2
Total unrecognized compensation cost	$122.8
Ralliant Separation
In the three and nine months ended September 26, 2025, we recorded $33 million of stock-based compensation expense related to certain Separation-related adjustments within Selling, general, and administrative expenses in the Consolidated Condensed Statement of Earnings. These adjustments were to preserve the intrinsic value of stock-based awards outstanding as of the date of the Separation and to accelerate recognition of compensation expense for certain Stock Awards held by executive officers who retired in connection with the Separation.
NOTE 8. LEASES
Operating lease costs for each period are presented as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Operating lease costs	$8.2	$7.6	$24.5	$21.5
Supplemental information related to operating leases for each period is presented as follows ($ in millions):

	As of
	October 2, 2026	December 31, 2025
Right-of-use (“ROU”) assets (a)	$82.7	$96.1
Operating lease liabilities (b)	85.9	100.6

(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash paid for operating leases	24.9	23.1
ROU assets obtained in exchange for operating lease obligations	8.7	9.1
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
Anti-dilutive options to purchase shares excluded from the diluted EPS calculation were 1.7 million for the three and nine months ended October 2, 2026, 4.4 million for the three months ended September 26, 2025, and none for the nine months ended September 26, 2025.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator
Net earnings from continuing operations	$172.5	$117.0	$466.2	$341.2

Denominator
Weighted average common shares outstanding used in basic earnings per share	300.4	330.8	304.7	337.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	3.5	2.6	3.5	2.7
Weighted average common shares outstanding used in diluted earnings per share	303.9	333.4	308.2	339.9

Net earnings from continuing operations per common share - Basic	$0.57	$0.35	$1.53	$1.01
Net earnings from continuing operations per common share - Diluted	$0.57	$0.35	$1.51	$1.00

Share Repurchase Programs
In February 2022, our Board of Directors (the “Board”) adopted a share repurchase program (the “General Share Repurchase Program”), under which our Board has made various authorizations for the repurchase of shares of our common stock. The Board has made a total cumulative authorization of 73.2 million shares as of October 2, 2026. In 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Share Repurchase Program”) under which we may repurchase up to $550 million of our common stock exclusively from the proceeds we received from Ralliant in connection with the Separation.
As of October 2, 2026, there were 12.7 million shares and $66.7 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by our management based on market conditions, tax regulation and other factors. The repurchase programs may be suspended or discontinued at any time by the Board.
During the three and nine months ended October 2, 2026, the Company purchased 5.0 million and 17.2 million shares of its common stock at an average share price of $60.14 and $58.00, respectively. During the three and nine months ended September 26, 2025, the Company purchased 20.8 million and 25.2 million shares of its common stock at an average share price of $47.98 and $52.99, respectively. Common stock repurchases, in excess of issuances, are subject to a 1% excise tax in the United States, which is recorded as part of the cost basis of the shares acquired and shown within Common stock repurchases in the Consolidated Condensed Statements of Changes in Equity. The payment of the excise tax is recorded within All other financing activities in the Financing Activities section of the Consolidated Condensed Statements of Cash Flows.
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

Segment results are presented as follows ($ in millions):

	Three Months Ended October 2, 2026
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$1,107.5	$767.1	$340.4	$—
Cost of sales	(396.9)	(252.9)	(144.0)	—
Gross profit	710.6	514.2	196.4	—
Operating expenses	(474.7)	(290.8)	(158.2)	(25.7)
Operating profit (loss)	235.9	223.4	38.2	(25.7)
Non-operating income (expense), net
Interest expense, net	(38.8)	—	—	(38.8)
Other non-operating income (expense), net	5.2	—	—	5.2
Earnings from continuing operations before income taxes	$202.3	$223.4	$38.2	$(59.3)

Depreciation and amortization expenses	$(111.9)	$(61.3)	$(50.2)	$(0.4)

Capital expenditures	$(29.5)	$(21.3)	$(8.2)	$—

	Three Months Ended September 26, 2025
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other (a)
Sales	$1,027.1	$698.8	$328.3	$—
Cost of sales	(377.9)	(241.3)	(136.6)	—
Gross profit	649.2	457.5	191.7	—
Operating expenses	(489.6)	(276.8)	(149.2)	(63.6)
Operating profit (loss)	159.6	180.7	42.5	(63.6)
Non-operating income (expense), net
Interest expense, net	(25.4)	—	—	(25.4)
Other non-operating income (expense), net	0.8	—	—	0.8
Earnings from continuing operations before income taxes	$135.0	$180.7	$42.5	$(88.2)

Depreciation and amortization expenses	$(109.1)	$(59.1)	$(49.6)	$(0.4)

Capital expenditures	$(28.6)	$(22.7)	$(5.9)	$—

(a) Unallocated Corporate Costs and Other included $33 million of stock based compensation expense related to adjustments in connection with the PT Separation. Refer to Note 7 for further detail.

	Nine Months Ended October 2, 2026
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other
Sales	$3,273.7	$2,268.5	$1,005.2	$—
Cost of sales	(1,192.3)	(773.0)	(419.3)	—
Gross profit	2,081.4	1,495.5	585.9	—
Operating expenses	(1,443.9)	(882.4)	(476.7)	(84.8)
Operating profit (loss)	637.5	613.1	109.2	(84.8)
Non-operating income (expense), net
Interest expense, net	(105.8)	—	—	(105.8)
Other non-operating income (expense), net	13.7	—	—	13.7
Earnings from continuing operations before income taxes	$545.4	$613.1	$109.2	$(176.9)

Depreciation and amortization expenses	$(339.0)	$(187.8)	$(150.2)	$(1.0)

Capital expenditures	$(84.2)	$(62.0)	$(22.2)	$—

	Nine Months Ended September 26, 2025
	Total	Intelligent Operating Solutions	Advanced Healthcare Solutions	Unallocated Corporate Costs and Other(a)
Sales	$3,036.6	$2,086.6	$950.0	$—
Cost of sales	(1,104.4)	(713.7)	(390.7)	—
Gross profit	1,932.2	1,372.9	559.3	—
Operating expenses	(1,437.5)	(846.8)	(459.3)	(131.4)
Operating profit (loss)	494.7	526.1	100.0	(131.4)
Non-operating income (expense), net
Interest expense, net	(89.5)	—	—	(89.5)
Other non-operating income (expense), net	3.1	—	—	3.1
Earnings from continuing operations before income taxes	$408.3	$526.1	$100.0	$(217.8)

Depreciation and amortization expenses	$(326.3)	$(175.9)	$(149.4)	$(1.0)

Capital expenditures	$(74.7)	$(59.8)	$(14.8)	$(0.1)

(a) Unallocated Corporate Costs and Other included $33 million of stock based compensation expense related to adjustments in connection with the PT Separation. Refer to Note 7 for further detail.
Segment Assets:

	As of
($ in millions)	October 2, 2026	December 31, 2025
Intelligent Operating Solutions	$6,184.3	$6,346.0
Advanced Healthcare Solutions	4,802.7	4,861.6
Total segment assets	10,987.0	11,207.6
Other (a)	511.0	509.3
Total assets, discontinued operations	4.8	20.8
Total assets	$11,502.8	$11,737.7

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

Business Trends
Our financial outlook is subject to various assumptions and risks, including but not limited to: ongoing geopolitical events; wars and hostilities in the Middle East and in Ukraine, including the corresponding impact on energy costs, interest rates, cybersecurity, international trade, and global economic conditions; monetary policies; inflationary pressures on expenses and pricing; uncertainties in governmental policies on international trade, regulations, sanctions, and healthcare; operational challenges from existing, new, increased, or the uncertain status of tariffs, including in some cases, subsequent rollbacks, refunds, or suspensions; foreign exchange rate volatility, including the impact of unhedged foreign currency debts; reduction in U.S. government spending, including due to H.R.1, also known as the One Big Beautiful Bill Act; and overall fiscal policies, including investment and taxation policy initiatives being considered in the U.S.; the incremental impacts of the Pillar Two initiative from the Organization for Economic Co-operation and Development; and the impact from the Separation.
In addition, our financial outlook is subject to the impact of the Supreme Court of the United States ruling invalidating certain tariffs imposed under the International Emergency Economic Powers Act (the “IEEPA Ruling”). As a result of the IEEPA Ruling, the U.S. Customs and Border Protection (“CBP”) has established a system to process IEEPA tariff refund claims. We have submitted claims under this process and expect to continue doing so, as permitted. As refund claims are accepted by CBP, we recognize the approved amounts within Cost of sales in the Consolidated Condensed Statement of Earnings. We recognized refunds of $18.0 million and $22.5 million for the three and nine months ended October 2, 2026, substantially all of which has been received in cash. The ultimate recoverability, timing, and amount of any future refunds remain uncertain and are subject to CBP review, as well as further legal, regulatory, and administrative developments. In addition, in response to the IEEPA Ruling, the current administration has imposed, and is expected to further impose, new tariffs under other existing authorizations. Impacts of the IEEPA Ruling and any new responsive tariffs, including our ability to mitigate fully any such new tariffs, are uncertain and may include changes to operational and transaction costs; pricing or cost responses by customers, suppliers, and other supply chain partners; actions by other countries, including changes to counter‑tariffs or related trade agreements; and the potential for refund requests from our customers.
We continue to monitor the conditions above and deploy the Fortive Business System (“FBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures designed to offset the aforementioned dynamics.
RESULTS OF OPERATIONS
Sales Growth
The following table summarizes total aggregate year-over-year sales growth and the components thereof for the third quarter as compared to the comparable period of 2025:

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	7.8%	7.8%
Excluding impact of:
Acquisitions and divestitures	(0.5)%	(0.2)%
Currency exchange rates	(0.1)%	(1.2)%
Core revenue growth (Non-GAAP)	7.2%	6.4%
Sales growth in the three months ended October 2, 2026 (the “quarter” or the “third quarter”) and the nine months ended October 2, 2026 (the “year-to-date period”) was driven by favorable pricing of 2.3% in both periods and volume growth of 4.9% and 4.1%, respectively, as well as revenue from acquired businesses. Favorable foreign currency translation also contributed to sales growth, particularly in the year-to-date period.
Geographically, all regions delivered strong core revenue growth in both the third quarter and the year-to-date period, with greatest contribution from North America.
Refer to the IOS and AHS segment discussions below for further detail.

Operating Profit Margins
In the third quarter, operating profit margin was 21.3% compared to 15.5% in the comparable period of 2025, resulting in an increase of 580 basis points due to:
•The year-over-year favorable impacts from higher volume, pricing, and increased productivity measures through our FBS initiatives, partially offset by higher employee costs, product mix, inflation and growth investments — favorable 35 basis points
•The year-over-year effect of all other items in the third quarter including +370 basis points from stock-based compensation costs related to the Separation which were recognized in the prior year, +160 basis points from tariff refunds, +95 basis points from amortization expense for existing businesses, and +5 basis points from reduced discrete restructuring spending versus the comparable period, slightly offset by -55 basis points from capitalized software impairment and -30 basis points from unfavorable acquisition-related impacts — favorable 545 basis points
In the year-to-date period, operating profit margin was 19.5% compared to 16.3% in the comparable period of 2025, resulting in an increase of 320 basis points due to:
•The year-over-year favorable impacts from increase in price, higher volume, increased productivity measures through our FBS initiatives and reductions of cost through organizational streamlining, partially offset by higher employee costs, product mix, inflation and growth investments — favorable 80 basis points
•The year-over-year effect of all other items in the year-to-date period including +125 basis points from stock-based compensation costs related to the Separation recognized in the prior year, +75 basis points from amortization expense for existing businesses, +70 basis points from tariff refunds, and +10 basis points from reduced discrete restructuring spending versus the comparable period, slightly offset by -20 basis points from capitalized software impairment and -20 basis points from unfavorable acquisition and divestiture-related impacts — favorable 240 basis points
INTELLIGENT OPERATING SOLUTIONS (IOS)
Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$767.1	$698.8	$2,268.5	$2,086.6
Operating profit	223.4	180.7	613.1	526.1
Depreciation	16.6	12.7	47.7	36.3
Amortization	44.7	46.4	140.1	139.6
Operating profit as a % of sales	29.1%	25.9%	27.0%	25.2%
Depreciation as a % of sales	2.2%	1.8%	2.1%	1.7%
Amortization as a % of sales	5.8%	6.6%	6.2%	6.7%
Components of Sales Growth

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	9.8%	8.7%
Excluding impact of:
Acquisitions and divestitures	(0.4)%	(0.3)%
Currency exchange rates	(0.3)%	(1.2)%
Core revenue growth (Non-GAAP)	9.1%	7.2%
Sales growth in the third quarter and the year-to-date period was driven by favorable pricing across the segment of 2.1% and 2.3%, respectively and volume growth of 7.0% and 4.9%, respectively. Demand in professional instrumentation was the largest contributor with facilities and asset lifecycle software and gas detection equipment also driving strong growth. Acquisitions and favorable foreign currency translation also supported sales growth.

Geographically, core revenue growth in both the third quarter and the year-to-date period was driven primarily by strong demand in North America, as well as solid growth in EMEA and LATAM. The year-to-date period was also driven by solid growth in Asia-Pacific.
In the third quarter, operating profit margin increased 320 basis points as compared to the comparable period of 2025 due to:
•The year-over-year favorable effects of higher volume and price, and increased productivity measures through our FBS initiatives, offset by higher employee costs, product mix, inflation and growth initiatives — favorable 95 basis points
•The year-over-year effect of all other items, including +225 basis points from tariff refunds, +85 basis points from amortization expense for existing businesses, and +20 basis points from reductions in discrete restructuring spending, slightly offset by -85 basis points from capitalized software impairment and -20 basis points in unfavorable acquisition-related impacts — favorable 225 basis points
In the year-to-date period, operating profit margin increased 180 basis points, as compared to the comparable period of 2025 due to:
•The year-over-year favorable effects of increases in volume, pricing, and productivity measures through our FBS initiatives and organizational streamlining, partially offset by higher employee costs, product mix, inflation and growth investments — favorable 50 basis points
•The year-over-year effect of all other items, including +90 basis points from tariff refunds, +55 basis points from amortization expense for existing businesses, and +25 basis points from reductions in discrete restructuring spending, partially offset by -25 basis points from capitalized software impairment and -15 basis points in unfavorable acquisition and divestiture-related impacts — favorable 130 basis points
ADVANCED HEALTHCARE SOLUTIONS (AHS)
Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$340.4	$328.3	$1,005.2	$950.0
Operating profit	38.2	42.5	109.2	100.0
Depreciation	5.6	4.5	16.2	14.7
Amortization	44.6	45.1	134.0	134.7
Operating profit as a % of sales	11.2%	12.9%	10.9%	10.5%
Depreciation as a % of sales	1.6%	1.4%	1.6%	1.5%
Amortization as a % of sales	13.1%	13.7%	13.3%	14.2%
Components of Sales Growth

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	3.7%	5.8%
Excluding impact of:
Acquisitions and divestitures	(0.5)%	(0.2)%
Currency exchange rates	(0.1)%	(0.9)%
Core revenue growth (Non-GAAP)	3.1%	4.7%
Sales growth in the third quarter and year-to-date period was driven by favorable pricing across the segment of 2.8% and 2.3% and volume growth of 0.3% and 2.4%, respectively. Demand increased in both the third quarter and year-to-date periods, driven primarily by sterilization products. In the year-to-date period, there was also an increase in demand for dosimetry products. Acquisitions and favorable foreign currency translation further contributed to growth.

Geographically, core revenue growth was driven by strong growth in Asia-Pacific and LATAM in both the third quarter and the year-to-date period. North America experienced modest growth in the third quarter, with stronger growth on a year-to-date basis.
In the third quarter, operating profit margin decreased 170 basis points, as compared to the comparable period of 2025, due to:
•Year-over-year impact from favorable pricing and increased productivity measures through our FBS initiatives, more than offset by product mix, higher employee costs and inflation — unfavorable 220 basis points
•The year-over-year effect of all other items in the third quarter, including +90 basis points from amortization expense for existing businesses and +20 basis points from tariff refunds, partially offset by -60 basis points from net effects of acquired businesses — favorable 50 basis points
In the year-to-date period, operating profit margin increased 40 basis points, as compared to the comparable period of 2025, due to:
•Year-over-year favorable impact from pricing, higher volume, and organizational streamlining, more than offset by higher employee costs, product mix, inflation and growth initiatives — unfavorable 30 basis points
•The year-over-year effect of all other items in the year-to-date period, including +100 basis points from amortization expense for existing businesses and +15 basis points from tariff refunds, partially offset by -30 basis points from net effects of acquired businesses and -15 basis points from discrete restructuring plans — favorable 70 basis points
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$1,107.5	$1,027.1	$3,273.7	$3,036.6
Cost of sales	(396.9)	(377.9)	(1,192.3)	(1,104.4)
Gross profit	$710.6	$649.2	$2,081.4	$1,932.2
Gross profit margin	64.2%	63.2%	63.6%	63.6%
The year-over-year increase in gross profit during the third quarter and year-to-date period was driven by higher volume, favorable pricing, tariff refunds, and favorable impacts from foreign currency exchange rates, partially offset by product mix, higher employee costs, and growth investments.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$1,107.5	$1,027.1	$3,273.7	$3,036.6
Selling, general and administrative (“SG&A”)	406.5	427.6	1,241.7	1,244.3
Research and development (“R&D”)	68.2	62.0	202.2	193.2
Total operating expenses	474.7	489.6	1,443.9	1,437.5
SG&A as a % of sales	36.7%	41.6%	37.9%	41.0%
R&D as a % of sales	6.2%	6.0%	6.2%	6.4%
The year-over-year change in SG&A during the third quarter and year-to-date period was primarily due to incremental stock-based compensation related to the Separation in 2025, higher employee costs, targeted growth investments to support innovation and commercial initiatives, and capitalized software impairment, partially offset by reductions of cost through organizational streamlining and benefits from productivity measures implemented through our FBS initiatives.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the third quarter and year-to-date period as compared to the comparable period of 2025 due to ongoing investments in innovation.

NON-OPERATING INCOME (EXPENSE), NET
Interest Expense, net
Net interest expense for the third quarter and year-to-date period was $38.8 million and $105.8 million as compared to $25.4 million and $89.5 million in the comparable periods in 2025. The year-over-year increases are due to a higher weighted average interest rate of the debt portfolio, less interest income due to lower cash holdings, and larger debt levels. For discussion of our outstanding indebtedness, refer to Note 4 to the consolidated condensed financial statements.
INCOME TAXES
Our effective tax rate for the three and nine months ended October 2, 2026 was 14.7% and 14.5%, respectively, as compared to 13.3% and 16.4%, for the three and nine months ended September 26, 2025, respectively. The year-over-year changes in the effective tax rate for the three and nine months ended October 2, 2026 were primarily attributable to changes in the tax effects of foreign earnings and a discrete deferred tax benefit. The decrease in the year-to-date period was also due to changes in valuation allowances.
Our effective tax rate for the three and nine months ended October 2, 2026, differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in our uncertain tax position reserves.
COMPREHENSIVE INCOME
Comprehensive income increased by $134 million during the third quarter as compared to the comparable period in 2025 due primarily to favorable changes in foreign currency translation of $17 million and a $56 million increase in net earnings from continuing operations. Additionally, there was $62 million of net loss from discontinued operations in the 2025 comparable period.
Comprehensive income decreased by $85 million during the year-to-date period as compared to the comparable period in 2025 due primarily to unfavorable changes in foreign currency translation adjustments of $161 million, partially offset by a $125 million increase in net earnings from continuing operations and $3 million in hedge adjustments in the current year. Additionally, there was $52 million of net earnings from discontinued operations in the 2025 comparable period.
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
As of October 2, 2026, we held approximately $377 million of cash and equivalents that were invested in highly liquid investment-grade instruments with a maturity of 90 days or less, of which approximately 90% was held outside of the United States.
We generally satisfy any short-term liquidity needs that are not met through operating cash flows and available cash primarily through issuances under our Commercial Paper Programs, which are supported by our $2.0 billion Revolving Credit Facility. In addition to providing support for our Commercial Paper Programs, the Revolving Credit Facility can also be used for working capital and other general corporate purposes. As of October 2, 2026, no borrowings were outstanding under the Revolving Credit Facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
We continue to monitor the financial markets, the stability of U.S. and international banks and general global economic conditions. In addition, our access to the capital markets and other financing sources is impacted by any change in our credit rating. If changes in financial markets or other areas of the economy or a downgrade in our credit rating adversely affect our access to the capital markets and other financing sources, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. As of October 2, 2026, we expect to have sufficient liquidity to satisfy our cash needs for the foreseeable future.
Refer to Note 4 of the consolidated condensed financial statements for additional information regarding our financing activities and indebtedness.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity ($ in millions):

	Nine Months Ended
	October 2, 2026	September 26, 2025
Total operating cash provided by continuing operations	$832.4	$691.5

Purchases of property, plant and equipment	$(84.2)	$(74.7)
Cash paid for acquisitions, net of cash received	(58.1)	—
All other investing activities	7.2	11.2
Total investing cash used in continuing operations	$(135.1)	$(63.5)

Net proceeds from commercial paper borrowings	$455.7	$105.8
Repurchase of common shares	(1,000.4)	(1,338.2)
Payment of dividends	(57.3)	(73.4)
Proceeds from borrowings (maturities greater than 90 days), net of issuance costs	1,088.0	—
Repayment of borrowings (maturities greater than 90 days)	(1,192.9)	(715.7)
Proceeds from Ralliant Dividend	—	1,150.0
All other financing activities	(0.6)	8.7
Total financing cash used in continuing operations	$(707.5)	$(862.8)

Operating Activities
Operating cash flows from continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Operating cash flows from continuing operations were $832 million during the year-to-date period, representing an increase of $141 million when compared to the comparable period of 2025. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increase of $107 million in operating cash flows from net earnings from continuing operations, which includes $22 million of tariff refunds received, net of non-cash items (Amortization, Depreciation, and Stock-based compensation).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable used $25 million during the year-to-date period as compared to generating $12 million in the comparable period of 2025. The amount of cash flow generated from or used in a period depends upon the cash conversion cycle, which can be impacted by timing of revenue and collection from customers, vendor cash disbursement, and purchases of materials and components.
•The aggregate changes in prepaid expenses and other assets, and accrued expenses and other liabilities used $14 million of cash in the year-to-date period as compared to using $85 million of cash in the comparable period of 2025. The year-over-year changes were driven primarily by timing differences related to contract assets, contract liabilities, and payments of interest and taxes.

Investing Activities
Investing cash outflows from continuing operations in the year-to-date period were $72 million greater than the comparable period of 2025, driven by a year-over-year increase in cash used for acquisitions and higher capital expenditures.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for hardware and software offerings, improving information technology systems, and purchasing equipment that is used in revenue arrangements with customers.
Financing Activities
Financing cash flows from continuing operations consist primarily of issuances and repayments of debt and commercial paper, repurchases of shares, and payments of dividends.
In the year-to-date period, financing activities from continuing operations used cash of $708 million, reflecting the following transactions:
•We incurred $456 million in net commercial paper borrowings.
•We repurchased 17.2 million shares of our common stock for approximately $1.0 billion.
•We made dividend payments to common shareholders totaling $57 million.
•On February 13, 2026, Fortive repaid upon maturity the $293 million of outstanding principal of the 3.70% Euro-denominated senior unsecured notes due 2026 using net proceeds from the commercial paper programs.
•On May 14, 2026, we completed the sale of our registered offering of the 2031 Notes and the 2036 Notes, yielding net proceeds of $1.1 billion.
•On June 15, 2026, Fortive repaid upon maturity the $900 million of outstanding principal of the 3.15% senior unsecured notes due 2026 using net proceeds from the 2031 and 2036 Notes.
In the comparable 2025 period, financing activities from continuing operations used cash of $863 million, reflecting the following transactions:
•We incurred $106 million in net commercial paper borrowings.
•We made dividend payments to common shareholders totaling $73 million.
•We received a cash dividend of $1.15 billion from Ralliant in connection with the Separation (the “Ralliant Dividend”).
•We repurchased 25.2 million shares of our common stock for approximately $1.3 billion, with $426 million from the Ralliant Dividend.
•On July 15, 2025, we used approximately $294 million of the Ralliant Dividend to redeem €252 million of the outstanding principal of the 3.7% Euro-denominated senior unsecured notes due 2026.
•On July 24, 2025 and July 25, 2025, we used approximately $421 million of the Ralliant Dividend to repay the outstanding principal of the Euro Term Loan and Yen Term Loan.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine-month periods ended October 2, 2026 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our concentrations of credit risk arising from trade receivables are limited due to the diversity of our customers. Our businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Additional quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in our 2025 Annual Report on Form 10-K. There were no material changes during the three and nine-month periods ended October 2, 2026 to the information reported in our 2025 Annual Report on Form 10-K relating to our evaluation of interest rate, foreign currency exchange, and commodity price risk. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion around the impact of these items in the third quarter and year-to-date period.

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
PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of our 2025 Annual Report on Form 10-K. There were no material changes during the quarter ended October 2, 2026 to the risk factors reported in the “Risk Factors” section of our 2025 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2022, our Board of Directors (the “Board”) adopted a share repurchase program (the “General Share Repurchase Program”), under which our Board has made various authorizations for the repurchase of shares of our common stock. The Board has made a total cumulative authorization of 73.2 million shares as of October 2, 2026. In 2025, in connection with the Separation, our Board adopted a separate and incremental special purpose share repurchase program (the “Special Share Repurchase Program”) under which we may repurchase up to $550 million of our common stock exclusively from the proceeds we received from Ralliant in connection with the Separation.
As of October 2, 2026, there were 12.7 million shares and $66.7 million remaining authorized under the General Share Repurchase Program and Special Share Repurchase Program, respectively. There is no expiration date for these repurchase programs, and the timing and amount of repurchases under the programs are determined by the Company's management based on market conditions and other factors. The repurchase programs may be suspended or discontinued at any time by the Board of Directors.
The following table provides details about our share repurchases, including those pursuant to a Rule 10b5-1 plan, during the fiscal quarter ended October 2, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the General Share Repurchase Program	Maximum approximate dollar value that may yet be purchased under the Special Share Repurchase Program
July 4 - August 3	1,256,580	$60.69	1,256,580	16,404,878	$66,717,569
August 4 - September 3	3,731,914	59.95	3,731,914	12,672,964	66,717,569
September 4 - October 2	—	—	—	12,672,964	66,717,569
Total	4,988,494	$60.14	4,988,494	12,672,964	66,717,569
ITEM 5. OTHER INFORMATION
Trading Plans
During the third quarter ended October 2, 2026, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, formatted in Inline XBRL and contained in Exhibit 101.

†	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIVE CORPORATION:

Date: October 28, 2026	By:	/s/ Mark D. Okerstrom
Mark D. Okerstrom
Senior Vice President and Chief Financial Officer

Date: October 28, 2026	By:	/s/ Christopher M. Mulhall
Christopher M. Mulhall
Chief Accounting Officer